Form 10-K
period 1993-12-31
REXENE CORP
filed 1994-03-21
CIK 829218

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
             OR
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM  TO
             COMMISSION FILE NUMBER: 1-9988

                           --------------------------

                               REXENE CORPORATION

             (Exact name of Registrant as Specified in its Charter)

               DELAWARE                          75-2104131
    (State or Other Jurisdiction of           (I.R.S. Employer
    Incorporation or Organization)          Identification No.)
           5005 LBJ FREEWAY                        75244
             DALLAS, TEXAS                       (Zip Code)
    (Address of Principal Executive
               Offices)
                          (214) 450-9000
       (Registrant's Telephone Number, Including Area Code)
    Securities registered pursuant to Section 12(b) of the Act:
                                          NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
- ---------------------------------------  --------------------------
     Common Stock, $0.01 par value        New York Stock Exchange
     Common Stock Purchase Rights         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ____

    The aggregate market value of the 9,320,211 shares of common stock held by non-affiliates of the registrant was $33,785,765 as of March 14, 1994.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                        NUMBER OF SHARES OUTSTANDING
        TITLE OF EACH CLASS                   AT MARCH 14, 1994
- -----------------------------------  -----------------------------------
   Common Stock, $0.01 par value                 10,500,867

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the registrant's definitive proxy statement to be filed for its annual meeting of stockholders scheduled to be held on May 24, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               REXENE CORPORATION
                        1993 ANNUAL REPORT ON FORM 10-K
                                     PART I

ITEM 1.  BUSINESS
INTRODUCTION

    Rexene Corporation manufactures and markets thermoplastic and petrochemical products, including low density polyethylene and polypropylene resins, plastic films and styrene, which are integral elements in the manufacture of a wide variety of industrial and consumer products.

    The Company is the result of a combination of three businesses operated by predecessor entities. In 1958, a subsidiary of The El Paso Company ("El Paso") constructed a styrene plant in Odessa, Texas. In 1960, El Paso and a predecessor of Dart Industries Inc. ("Dart") formed a joint venture to produce ethylene, propylene, polyethylene and polypropylene in Odessa, Texas. El Paso subsequently acquired the plastic film business of Dart in 1979 and full ownership of these businesses by 1983. In 1983 El Paso sold its petrochemical, polyolefin and plastic film business to a management-led group of investors, who consolidated the businesses under a Delaware corporation named Rexene Corporation ("Old Rexene"). In 1988, Old Rexene was sold to an investor group organized by Gilliam, Joseph & Littlejohn, an investment banking firm.

    In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws. On September 18, 1992, Old Rexene emerged from bankruptcy in accordance with a plan of reorganization providing for the merger of Old Rexene into its wholly-owned operating subsidiary, Rexene Products Company, a Delaware corporation ("Products"), which subsequently changed its name to Rexene Corporation ("New Rexene"). See "Item 1 -- The Reorganization".

    The corporate headquarters of New Rexene, a Delaware corporation, is located at 5005 LBJ Freeway, Dallas, Texas 75244, and its telephone number is 214-450-9000. Unless otherwise indicated, Old Rexene, Products and New Rexene and their consolidated direct and indirect subsidiaries are sometimes collectively or separately referred to as "Rexene" or the "Company".

PRINCIPAL PRODUCTS

    The following chart presents the net sales, excluding intercompany sales, contributed by the Company's five principal products during the periods indicated:

                                                            THREE MONTHS    NINE MONTHS
                                               YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                              DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,
                                                  1993         1992(1)        1992(1)         1991
                                              ------------  -------------  -------------  ------------
                                                                   (IN THOUSANDS)
Polyethylene................................   $  120,060    $    32,250    $    90,799    $  131,044
Polypropylene...............................       64,459         13,213         51,989        73,625
APAO........................................       15,084          2,649         10,997        13,001
Plastic film................................      147,468         34,140        104,264       135,923
Styrene.....................................       61,372         13,705         49,392        80,409

- ------------------------
(1) Notwithstanding the accounting changes instituted pursuant to the Company's reorganization under federal bankruptcy laws, the net sales presented for the three months ended December 31, 1992 and the nine months ended September 30, 1992 are comparable on an aggregate basis to those amounts presented for the years ended December 31, 1993 and 1991.

    No customer accounted for more than 10% of the Company's consolidated sales for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 or the year ended December 31, 1991.

POLYETHYLENE

    THE PRODUCT. Polyethylene represents by volume the most widely produced thermoplastic resin in the world. The majority of polyethylene produced is low density polyethylene resin ("LDPE"). In 1993 U.S. LDPE producers sold 11.4 billion pounds in the domestic market and 1.7 billion pounds in the export market. The United States industry utilization rate for LDPE capacity in 1993 was approximately 90%. Approximately 59% of LDPE capacity is used to make high pressure LDPE ("HPLDPE") and the balance to make linear LDPE ("LLDPE").

    LDPE can be extruded or molded alone or with other resins and additives into a wide variety of industrial and consumer products, including film products (e.g., bags, grocery sacks, food packaging and pallet stretch wrap, coatings, toys and bottles). Although both types of LDPE are used to make the foregoing types of products, LLDPE has some physical properties, including film strength, that make it more suitable for some uses (e.g., trash bags and stretch wrap) than HPLDPE. In contrast, HPDLPE is easier to extrude and has the advantage of higher clarity.

    The Company produces a variety of grades of HPLDPE, some of which are combined with other polymers to meet specific customer requirements, such as circuit board protective films. The Company does not produce LLDPE.

    MARKETING. Prime grade products are sold domestically primarily through the Company's sales staff. Most wide specification products are sold to brokers for resale. The Company participates in every principal market for HPLDPE, selling its HPLDPE resins under the REXENE-R- name.

    COMPETITION. There are currently eleven domestic producers of LDPE, all of which produce HPLDPE and six of which produce LLDPE. The largest manufacturer of LDPE is Quantum Chemical Corp. The other five largest domestic producers of LDPE include Dow Chemical U.S.A., Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Americas and Mobil Chemical Company.

    In 1993, Rexene accounted for approximately 3% of the United States capacity for LDPE and approximately 5% of the United States capacity for HPLDPE. Competition for sales is generally based on price for less specialized products and on price, product performance and customer service for more specialized products. The Company seeks to compete with larger polyethylene producers by providing a high level of customer service and developing resins which are responsive to customers' specific requirements. The United States demand for LDPE grew by approximately 1.2% in 1993 over 1992 and has averaged a 4.3% annual growth over the last five years.

POLYPROPYLENE

    THE PRODUCT. Polypropylene represents another major category of thermoplastic resin and is surpassed only by polyethylene and polyvinylchloride in total volume of production. Polypropylene is produced in many grades for fiber applications, packaging and industrial films, and injection-molded products, including automobile components, medical disposables, appliance parts, housewares and other consumer products.

    The Company emphasizes the manufacturing of polypropylene resins for specialized applications such as medical bottles, electrical capacitor film and radiation resistant medical devices. The Company's line of impact copolymer polypropylene products is used primarily for automotive components and rigid packaging. The Company has been active in making technology improvements in process and catalyst technology and works closely with customers in developing new products to meet their specific needs.

    MARKETING. Domestic and Canadian sales of prime grade products are sold through the Company's sales staff. Most wide-specification products are sold to brokers for resale. The Company sells its polypropylene products under the REXENE-R- name.

    COMPETITION. In 1993 there were 16 domestic producers of polypropylene. In 1993, the four largest domestic producers of polypropylene were Himont Incorporated, Amoco Chemicals Corporation, Fina Oil & Chemical Company (a unit of American Petrofina, Inc.) and Exxon Chemical Americas. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, the degree of specialization of various grades of polypropylene and the extent to which substitute materials such as wood, glass, metals and other plastics are available on a cost-effective basis.

    In 1993, Rexene accounted for approximately 2% of the United States capacity for polypropylene. The Company seeks to compete by focusing on specialty products responsive to customers' specific requirements. Examples of such products include radiation resistant resins for medical applications requiring radiation sterilization, capacitor resins for premium electrical grade film, and premium copolymer blow-molding resins for medical and food applications.

    In 1993 the United States production capacity of polypropylene was approximately 9.8 billion pounds and the United States plants operated at approximately 88% of capacity. Domestic consumption in 1993 grew by approximately 9% over 1992 levels. Growth in domestic consumption has averaged approximately 6.7% per year during the last five years.

APAO

    THE PRODUCT. In late 1986, the Company began commercial production of Rextac-R- amorphous polyalphaolefins ("APAO"). This polymer was developed principally to replace atactic polypropylene ("APP"), a by-product of polypropylene manufacturing, with a higher quality polymer. The supply of APP has been reduced by technological developments primarily in catalyst systems in recent years. APAO is used primarily in the production of modified bitumen roofing materials; lamination; wire and cable; and adhesives and sealants, including hot melt adhesives for non-wovens, packaging, pressure sensitive and assembly applications.

    MARKETING. Prime grade products are sold domestically through the Company's sales staff. The Company sells its APAO products under the REXTAC-R- name. The Company supplements its sales of APAO with purchases from Ube Rexene Corporation ("URC"), a joint venture company located in Japan. In 1993 purchases from URC were approximately 4.3 million pounds. The Company expects to purchase similar quantities from URC in 1994.

    COMPETITION. The Company and Eastman Chemical Company are the only domestic on-purpose producers of APAO. In addition, many producers of polypropylene also produce APP, which competes with APAO for some uses.

    Based on management estimates, in 1993 Rexene accounted for approximately 30% of the United States capacity for APAO. The Company has a production capacity of approximately 35 million pounds per year, and is currently expanding the production capacity to 45 million pounds per year by the end of 1994. The Company seeks to compete by providing a high level of customer service and developing products which are responsive to customers' specific requirements.

PLASTIC FILM

    THE PRODUCT. The Company, through its Consolidated Thermoplastics division ("CT Film"), is a major participant in the specialty market for high-quality cast and blown plastic film. Product applications for these films include disposable diapers, feminine hygiene products, medical products, adult incontinent products, food packaging, paper packaging, electronic component packaging, skin packaging, greenhouse film, industrial tapes and other industrial and consumer packaging applications. CT Film's products are manufactured principally with its own proprietary processes.

    CT Film develops specialty formulations of films to meet customer specifications for various highly specific and high value-added applications. Examples include a post consumer recycle film containing a minimum of 25% recycled materials, low gel film developed for photoresist applications,

MAXILENE-R- lamination film and thin gauge barrier film for feminine hygiene products and medical applications. CT Film produces films for coextruded forming webs, linear tear films, and elastomeric films for surgical products.

    MARKETING. CT Film ships film nationwide from its plants in Clearfield, Utah; Harrington, Delaware; Dalton, Georgia and Chippewa Falls, Wisconsin and maintains customer relationships with a number of Fortune 500 companies. Prime grade products are sold primarily through the Company's sales staff.

    COMPETITION. CT Film's principal competitors include Tredegar Industries, Exxon Chemical Americas, Clopay Corporation, Blessings Company, Deerfield Plastics Company, Inc., Pierson Industries Co., and James River Corporation. The plastic film business is based on custom formulations to meet customer needs. Competition is based on the quality and properties of the film as well as price. CT Film seeks to develop innovative products to meet customer needs and seeks to compete by segmenting market niches and being responsive to customers' specific requirements.

    EUROPEAN OPERATIONS. In late 1993, a United Kingdom subsidiary of the Company, Rexene Corporation Ltd. ("RCL"), signed a long-term supply agreement with Kimberly-Clark Ltd. ("KCL") to supply plastic film backsheet to KCL. Film backsheet is used in the production of disposable diapers and training pants.

    RCL is currently constructing a manufacturing facility in Humberside County, England to supply KCL and other potential customers in Europe. The plant will have an initial production capacity of 20 million pounds and is expected to be operational in late 1994.

STYRENE

    THE PRODUCT. Styrene is a petrochemical commodity with a variety of applications. Styrene is made from ethylene and benzene and is principally used in the manufacture of intermediate products such as polystyrene, latex, acrylonitrile butadiene styrene (ABS) resins, synthetic rubbers and unsaturated polyester resins. Through these products, styrene can be found in consumer products, including disposable cups and trays, housewares, luggage, appliances and children's toys; building products such as roof insulation, pipes and fittings; transportation products ranging from auto and boat trim to tires, recreational vehicle molding and fan belts; and textile products such as pigments, binder, paper coating and carpet backing.

    MARKETING.   The Company sells the vast  majority of its styrene directly to domestic customers, and handles export sales through international trading companies.

    COMPETITION. The six largest domestic producers of styrene are Arco Chemical Company, Huntsman Chemicals Corporation, Amoco Chemicals Corporation, Sterling Chemicals, Inc., Dow Chemical U.S.A. and Chevron Chemical Company. In 1993, Rexene accounted for approximately 3% of the United States capacity for styrene. Due to global capacity expansions and weak economic conditions, the domestic styrene industry operated at an approximately 87% utilization rate in 1993. Competition for sales of styrene is generally based on price. The Company anticipates that the styrene industry will continue to have overcapacity in 1994.

EXPORT SALES

    The   following  chart  summarizes  revenues  from  export  sales,  and  the percentages of net sales represented by export sales, for the periods indicated:

                                                            THREE MONTHS    NINE MONTHS
                                               YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                              DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  DECEMBER 31,
                                                  1993         1992(1)        1992(1)         1991
                                              ------------  -------------  -------------  ------------
                                                               (DOLLARS IN THOUSANDS)
Export sales................................   $   30,495     $   9,295     $    33,806    $   71,570
Percentage of net sales.....................          7.1%           9.4 %         10.7 %        15.9 %

- ------------------------
(1) Notwithstanding the accounting changes instituted pursuant to the Company's reorganization under federal bankruptcy laws, the net sales presented for the three months ended December 31, 1992 and the nine months ended September 30, 1992 are comparable on an aggregate basis to those amounts presented for the years ended December 31, 1993 and 1991.

    The decrease in aggregate export sales for the year ended December 31, 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992 as compared to 1991 was due primarily to the Company's decreasing emphasis on this market because of lower selling prices and overcapacity in international markets. The majority of the Company's export sales were to foreign companies through agents and domestic offices of foreign companies, which are responsible for the actual export of the product to a variety of locations.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

    Principal raw materials consist of ethane, propane and benzene ("feedstocks") for the polymer and styrene business and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

    The Company's plant in Odessa, Texas (the "Odessa Facility") obtains a combination of pure and mixed streams of natural gas liquids from multiple natural gas liquid extraction plants located in west Texas and uses such streams as feedstocks to the Company's olefins plant. The Company's feedstock supplies are currently adequate for its requirements. The Company has storage capacity for an approximately ten-day supply of feedstocks.

    In 1993 the Company purchased substantially all of its benzene requirements under contracts from Gulf Coast producers at prevailing contract prices, with the balance of its needs being filled with purchases on the spot market. The Odessa Facility has historically served as its own source of ethylene.

    Raw materials accounted for approximately 60% of the total cost of sales for the Company's five principal product groups in 1993. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase ethane and propane in West Texas at prices discounted from the reported average Mont Belvieu, Texas prices prevailing from time to time. The discounts represent a significant portion of the average cost for the producers to transport the ethane and propane to Mont Belvieu, Texas and to fractionate them into a purity product.

    CT Film raw materials consist principally of polyethylene resins and additives. CT Film obtains its raw materials from a variety of sources (including the Odessa Facility) and has been able to order these materials in advance as its needs dictate. CT Film has adequate storage capabilities for its raw materials.

EMPLOYEES

    On March 1, 1994, the Company employed approximately 1,300 persons. None of the Company's employees are unionized, except for approximately 130 employees at the CT Film facility in Chippewa Falls, Wisconsin. The Company and the union are parties to a collective bargaining agreement through February 28, 1997.

PATENTS, TRADE SECRETS AND TRADEMARKS

    The Company is the owner of many United States and foreign patents and uses trade secrets, including substantial know-how, which relate to its polyethylene, polypropylene, APAO and plastic film products. The Company has spent over $6 million for research and development during each of the last three fiscal years and anticipates spending a similar amount in 1994. See the Consolidated Statements of Operations of the Consolidated Financial Statements included in
Item 8. Although patents and trade secrets are important to the Company, permitting it to retain ownership and use of its technological advances, the Company does not believe that the loss of any patent would have a material adverse effect on its financial condition. The Company also uses the technology of others under license agreements in certain of its manufacturing operations.

    REXENE-R- and REXTAC-R- are important trademarks for the Company's resins and are widely known among purchasers of these products. The Company is the owner of other trademarks used on or in connection with its products.

    The Company has been sued by Phillips Petroleum Company ("Phillips") for infringement of its crystalline and block copolymer polypropylene patents. See "Item 3 -- Legal Proceedings" below.

ENVIRONMENTAL AND RELATED REGULATION

    GENERAL. The Company (and the industry in which it competes) is subject to extensive environmental laws and regulations and is also subject to other federal, state and local laws and regulations regarding health and safety matters. The Company believes that its business, operations and facilities generally have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines, criminal sanctions, and in certain extreme circumstances, temporary or permanent plant closures for violations. Nevertheless, from time to time the Company has received notices of alleged violations of certain environmental laws, and has endeavored promptly to remedy such alleged violations. The ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. Further, groundwater and/or soil contamination at the Company's Odessa Facility, which is the Company's main facility, and at other sites may require remediation that could involve significant expenditures.

    In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at the Company's facilities.

    The Company's operational expenditures for environmental remediation and waste disposal were approximately $6.4 million in 1993 and are expected to be approximately $6.9 million in 1994. In 1993 the Company also expended approximately $5.1 million relating to environmental capital expenditures. In 1994, the Company expects to spend approximately $2.9 million for environmentally-related capital expenditures, which is lower than historical levels due to timing of expenditures pertaining to several projects. Thereafter for the foreseeable future, the Company expects to incur approximately $4.0 to $5.0 million per year in capital spending to address environmental requirements. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

    The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company recorded $23.4 million as an estimate at December 31, 1993 of its total potential environmental liability with respect to remediating site contamination, which it believes is adequate. However no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

    WASTEWATER. The Company currently disposes of wastewater from its Odessa Facility through injection wells operated under permits from the Texas Natural Resource Conservation Commission ("TNRCC"). In the process of renewing the permits on these deep wells, TNRCC has expressed concern over the long-term viability of the current deep well injection system. TNRCC has granted the Company a permit to drill and operate a new deeper well. Company consultants have estimated the cost of installing a new deep well injection system at $5.7 million, but the Company has not begun drilling such a well. The Company, with neighboring industrial facilities, has begun investigating the possibility of entering into an agreement with a publicly-owned treatment works to build a near-by plant to dispose of industrial waste water. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops a satisfactory alternative waste water disposal system. Failure to develop such a system and denial of the renewal applications could have a material adverse effect on the Company's financial condition.

    SOLID WASTES. The Company's Odessa Facility has interim authorization as a hazardous waste treatment/storage/disposal facility under the Resource Conservation and Recovery Act ("RCRA") and has applied for a final permit, which the Company expects TNRCC to issue later this year. This permit will include a Compliance Plan requiring the company to take corrective action with regard to existing contamination at the Odessa Facility. Pursuant to this Compliance Plan, the Company must complete an investigation into the extent of onsite contamination, conduct a risk assessment to determine the level of risk it presents to human health and the environment, develop a Corrective Measures Study on the ways to remediate the contamination, and implement a remediation plan approved by TNRCC. During the investigations of contamination at the Odessa Facility, the Company discovered, and reported to TNRCC, the presence of low levels of hydrocarbons in an intermittently-flowing stream adjacent to the Odessa Facility. The company is continuing its investigations as to the source and extent of contaminants in this stream.

    Based upon the results of its investigations of onsite contamination, the Company does not believe that implementation of such a corrective action plan will have a material adverse effect on its financial condition. However, no assurance can be given that all conditions any corrective action plan may be required to address have been identified, or that the amounts that might be required to implement that plan will not be significant to the Company.

    AIR EMISSIONS. In 1990, Congress amended the Clean Air Act to require control of certain emissions not previously regulated, some of which are emitted by the Company's facilities. This legislation will require the Company (and others in the industry with such emissions) to implement certain pollution control measures in addition to those currently used. The Company cannot determine the impact of such legislation on its operations until implementing regulations are adopted, and can give no assurance at this time that the costs it may incur to comply with those regulations will not be significant.

    ADDITIONAL ENVIRONMENTAL ISSUES. The Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners, and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company formerly owned facilities which are or were in the plastics, petrochemicals or oil refinery businesses. The Company has sent wastes from its currently-owned and formerly-owned facilities to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the remediation at such third-party and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

    The Odessa Facility is located near a wastewater treatment plant (the "South Dixie Plant") owned by the City of Odessa (the "City"). The City is implementing a plan to expand a second water treatment plant and abandon the South Dixie Plant. The City has alleged that the Company has contributed to groundwater contamination at the South Dixie Plant. If the City's allegations are correct, then the Company could be liable for some or all of the remediation at the site. Although there can be no assurance, the Company does not believe that any such costs will have a material adverse effect on the Company.

THE REORGANIZATION

    Pursuant to a First Amended Plan of Reorganization (the "Amended Plan") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") which was confirmed by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on July 7, 1992 and became effective on
September 18, 1992 (the "Effective Date"), Old Rexene was merged (the "1992 Merger") into its wholly-owned operating subsidiary.

    As a result of its reorganization under Chapter 11 of the Bankruptcy Code (the "Reorganization"), the Company, among other things, (i) reduced the principal amount of its long-term debt by approximately $66 million by replacing $403 million of debt, which was scheduled to mature in July 1992, with $337 million of debt that becomes due in 1999 and 2002, (ii) reduced its annual cash interest requirements from approximately $74 million to a minimum amount of approximately $24 million through 1994, and (iii) issued 92.5% of the common stock in New Rexene (the "Common Stock") to the holders of such debt.

    On July 7, 1992, the Bankruptcy Court entered an order confirming the Amended Plan (the "Confirmation Order"). The Confirmation Order required as a condition to the consummation of the Amended Plan that, among other things, the Company and the creditors' committee (the "Committee") be satisfied with the status or any resolution of certain outstanding obligations and of certain claims. With the agreement of the Company and the Committee and upon the satisfaction or waiver of all other conditions to the effectiveness of the 1992 Merger and the Amended Plan, the 1992 Merger and the Amended Plan were consummated on September 11, 1992 and the Effective Date, respectively.

    Under the Amended Plan, the holders of outstanding senior notes of Old Rexene received, as of the Effective Date, pro rata as a class, (i) an equal principal amount of Increasing Rate First Priority Notes due 1999 of New Rexene at an initial interest rate of 9% per year (the "Senior Notes"), (ii) 26% of the Common Stock to be outstanding after giving effect to the Amended Plan, and
(iii) $11.7 million in cash representing the prepetition interest accrued on the outstanding senior notes of Old Rexene plus interest on the prepetition interest during the Reorganization. The holders of outstanding subordinated notes of Old Rexene received, pro rata as a class, (i) $84.375 million aggregate principal amount of Increasing Rate Second Priority Notes due 2002 (with certain sinking fund requirements in 2001) of New Rexene at an initial rate of 10% per year (the "Subordinated Notes", and together with the Senior Notes, the "Notes"), (ii) 66.5% of the Common Stock to be outstanding after giving effect to the Amended Plan, and (iii) $3.1 million in cash for settlement of prepetition interest. Holders of the common stock of Old Rexene became entitled to receive 7.5% in the aggregate of the Common Stock to be outstanding after giving effect to the Amended Plan. Such holders received in exchange one share for each 40 shares of common stock of Old Rexene previously held.

    Substantially all other creditors with allowed claims were entitled at the Company's option either to payment in full or to have their legal, equitable and/or contractual rights survive the bankruptcy unaltered. The Company has made substantially all of the distributions contemplated by the Amended Plan. Also in connection with the consummation of the Amended Plan, the Company entered into a Loan Agreement (the "Loan Agreement") as of the Effective Date with Transamerica Business Credit Corporation as described below.

    The Senior Notes are secured by a first lien on all of the assets of the Company and its subsidiaries, other than (i) accounts receivable, other than intercompany receivables, (ii) inventory, (iii) cash and cash equivalents, and
(iv) certain nonmaterial excluded assets (the "Collateral"). The Subordinated Notes are secured by a second lien on the Collateral.

    Interest is payable on the Notes semiannually on May 15 and November 15. In addition, the interest rates on the Senior and Subordinated Notes increase beginning in 1995 and 1996, respectively. The annual interest rate on the Senior Notes is 9% through November 14, 1995, 12% from November 15, 1995 through
November 14, 1996 and 14% thereafter. The annual interest rate on the Subordinated Notes is 10% through November 14, 1996, 12% from November 15, 1996 to November 14, 1997 and 14% thereafter.

    For each interest period ending on or prior to November 15, 1994, the Company may pay up to 90% of the interest due on the Subordinated Notes by delivering additional Subordinated Notes in lieu of cash ("Pay-in-Kind"), if certain financial tests are met. With respect to the interest payments on the Subordinated Notes which have been due since the issuance of the Subordinated Notes, the Company has issued an aggregate principal amount of $11.0 million in additional Subordinated Notes. On March 1, 1994, the Board of Directors decided to exercise the Pay-in-Kind feature for the interest payment due on May 15, 1994, which will result in the issuance of approximately $4.3 million of additional Subordinated Notes. The Board of Directors will consider the advisability of exercising such feature for the interest payment on November 15, 1994.

    The Senior Notes and, after all Senior Notes are redeemed, the Subordinated Notes, are redeemable at the option of the Company, at any time in whole or from time to time in part, at a price equal to 100% of the principal amount to be redeemed plus accrued interest to the redemption date. In addition the Company may at any time purchase Senior Notes in the open market. In the event the Company generates "excess cash flow" from operations (as defined in the indenture governing the Senior Notes) in any fiscal year, the Company is required to make an offer to purchase Senior Notes at par in an amount equal to such excess cash flow. However, the cash purchase price of Senior Notes acquired in the open market (not previously applied as a credit) may be credited towards the excess cash flow offer requirement. In addition, in the event of asset sales exceeding $8 million in the aggregate during any four consecutive quarters, the Company is required to make an offer to purchase Senior Notes and thereafter, if applicable, Subordinated Notes at par in an amount equal to the net proceeds (as defined in the indentures governing the Notes (the "Indentures")) of such asset sales. Open market purchases cannot be credited towards the asset sale redemption requirement. The Indentures contain covenants which, among other things, (i) limit the Company's ability to incur additional indebtedness, purchases or redemption of capital stock and certain investments), (iii) limit the incurrence of liens other than certain permitted liens, (iv) restrict transactions with stockholders and affiliates, (v) require the maintenance of a minimum stockholders' equity, and (vi) limit certain investments.

    The Loan Agreement, as amended through 1993, provides a credit facility for general corporate purposes to the Company of up to $35 million, $15 million of which may be used for financing the operations of RCL. The Loan Agreement terminates December 31, 1996. The Company pays interest on borrowed funds at 1.5% above the prime rate. In addition, the Company pays monthly facility and collateral management fees. At December 31, 1993, the Company had outstanding borrowings under the Loan Agreement of $2 million plus $2.9 million of standby letters of credit. Funds advanced under the Loan Agreement are secured by a first lien on the Company's (i) inventory, (ii) accounts receivable, other than intercompany receivables, (iii) letters of credit and (iv) the proceeds of the above. The Loan Agreement also contains certain continuing obligations, such as maintenance of a minimum cash flow coverage ratio, as well as restrictions or prohibitions covering, among other things, the incurrence of other indebtedness, asset sales, investments, dividend payments, mergers and acquisitions.

ITEM 2.  PROPERTIES

    The Company manufactures its thermoplastic resins and petrochemicals at the Odessa Facility. The Odessa Facility is located on an approximately 875-acre site in west Texas which contains plants producing polyethylene, polypropylene, APAO and styrene, as well as ethylene and propylene primarily for captive use. CT Film has four manufacturing facilities for the production of blown and cast plastic film. These facilities are located in Chippewa Falls, Wisconsin; Harrington, Delaware; Clearfield, Utah and Dalton, Georgia.

    The Company's executive offices are located in Dallas, Texas in leased office space aggregating approximately 45,500 square feet. Additionally, the Company owns an off-site warehouse in Odessa, Texas and a parcel of land held for sale in the La Porte and Pasadena industrial districts near Houston, Texas.

    The polyethylene plant in Odessa, Texas has been in operation since 1961. The plant's initial rated capacity has been expanded, primarily through technological developments and capital improvements, from 120 million pounds per year to a current rated capacity, depending upon product selection, of 405 million pounds per year. Using six high-pressure tubular reactors and one autoclave reactor, the plant is capable of producing a wide range of products including film, injection molding, extrusion coating and blow molding resins such as ethylene homopolymers and ethylene vinyl acetate copolymers.

    The polypropylene plant in Odessa, Texas has three separate manufacturing lines. Line I was built in 1964 with a rated capacity of approximately 28 million pounds per year and has been modified to a rated capacity of approximately 70 million pounds per year. Line II was constructed in 1967 with an initial capacity of approximately 15 million pounds of polypropylene per year but was modified in 1986 to enable the line to produce approximately 35 million pounds per year of APAO. Line III was built in 1969 and was modified to increase its rated capacity to a total of approximately 110 million pounds per year in 1988.

    The styrene plant in Odessa, Texas was constructed in 1958. Its original capacity has been expanded to a present rated capacity of approximately 320 million pounds per year. The olefins plant at the Odessa Facility was built in 1961 with a rated capacity of approximately 150 million pounds per year. Through modernization and expansion, the rated capacity of the olefins plant has been expanded to approximately 540 million pounds per year of ethylene and 210 million pounds per year of propylene.

    CT Film's Chippewa Falls plant began operations in 1948 and contains 20 blown monolayer film lines, three monolayer cast film lines and one coextrusion cast line. The total annual capacity is rated at 76 million pounds.

    The Harrington plant began operations in 1972 and contains seven monolayer blown film lines including a large Greenhouse film line, two monolayer cast film lines and three coextrusion cast film lines. The total annual capacity is rated at 67 million pounds.

    The Clearfield plant began operations in 1991 and contains four monolayer blown film lines, one coextrusion blown film line and two coextrusion cast film lines. The total annual capacity is rated at 44 million pounds.

    The Dalton plant began operations in 1966 and contains five monolayer blown film lines and six coextrusion blown film lines. In addition there are three printing presses, five slitter rewinders and six bag machines in the converting area. The total annual film extrusion capacity is rated at 38 million pounds.

    In 1993, CT Film acquired 6.5 acres of land and began construction of a 62,000 square foot film production plant in Humberside County, England. The plant will include both cast and blown film lines and is anticipated to be in operation by late 1994.

ITEM 3.  LEGAL PROCEEDINGS

    BANKRUPTCY. On October 18, 1991, and pursuant to an agreement in principle detailing the terms for the Company's recapitalization, Old Rexene, Products and Poly-Pac, Inc., a wholly-owned subsidiary, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, case numbers 91-1058, 91-1057 and 91-1059, respectively. Pursuant to an Order Providing for Joint Administration entered by the Bankruptcy Court on October 21, 1991, the Old Rexene and Poly-Pac, Inc. cases were consolidated with the Products case for procedural purposes only. On July 7, 1992, the Bankruptcy Court entered an order confirming the Amended Plan. Thereafter, all conditions to the effectiveness of the 1992 Merger and the Amended Plan were either satisfied or waived. The 1992 Merger and the Amended Plan were then consummated on September 11, 1992 and the Effective Date, respectively. See "Item 1 -- The Reorganization", "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements included in Item 8. Substantially all distributions contemplated by the Amended Plan have been made. Certain matters, including the Izzarelli Class (defined below) claims, remain pending before the Bankruptcy Court.

    STOCKHOLDER CLASS ACTION LITIGATION. In January 1990, a purported class action was filed in the United States District Court, Northern District of Texas, by an alleged stockholder of Rexene on behalf of purchasers of Old Rexene common stock between October 23, 1989 and December 27, 1989. The defendants in this action presently include Rexene, one of its current directors and certain of its former directors. The class has been certified with an intervenor as the class representative. The intervenor's complaint asserts claims under Section 10b-5 of the Securities Exchange Act of 1934, and state common law grounds. The plaintiff alleges that public statements made by certain directors of Rexene created a misleading impression of the Company's financial condition thereby artificially inflating the price of the common stock of Old Rexene. The plaintiff seeks compensatory damages, prejudgment interest, a recovery of costs and attorneys' fees, and such other relief as may be deemed just and proper. Discovery is ongoing.

    In the Company's Chapter 11 proceeding, the intervening plaintiff filed a proof of claim on behalf of herself and the purported class seeking in excess of $10 million based upon the allegations in the litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of the plaintiff unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

    IZZARELLI STOCK BONUS PLAN CLASS ACTION LITIGATION. In February 1991, a class action lawsuit was filed in the United States District Court for the Western District of Texas -- Midland Division (the "Trial Court") against the Company, the Rexene Products Company Stock Bonus Plan (the "Stock Bonus Plan") and Texas Commerce Bank -- Odessa (the former trustee for the Stock Bonus Plan) by two former participants in the Stock Bonus Plan (the "Izzarelli Class"). The complaint alleges that the Company amended the Stock Bonus Plan in 1987 and 1988 to deprive the Izzarelli Class of stock benefits to which they would have been entitled had the Stock Bonus Plan not been amended. The plaintiffs assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") for breach of fiduciary duties to the participants and for violation of ERISA's provision prohibiting amendments to the Stock Bonus Plan after benefits had accrued to participants. The plaintiffs seek actual damages, attorneys' fees, costs and expenses, and such further relief as may be deemed appropriate. After a trial, the Trial Court in July 1992 entered a judgment against the

Company in the amount of $6.6 million (as subsequently amended) plus costs of court. In November 1992, the Trial Court awarded the Izzarelli Class $595,000 for attorneys' fees and out-of-pocket expenses. The Company has recorded an accrual of $7.4 million to reflect this judgment.

    The Company has appealed the judgment to the United States Court of Appeals for the Fifth Circuit. The Izzarelli Class has also filed an appeal with respect to the amount of damages awarded and the judgment in favor of Texas Commerce Bank -- Odessa. These appeals are pending.

    In the Bankruptcy Court, the Izzarelli Class filed proofs of claim for $27.7 million. The Izzarelli Class has pending before the Bankruptcy Court a motion to alter or amend the Confirmation Order and a motion to allow their claim based upon the judgment entered by the Trial Court. The Company believes that if the Bankruptcy Court granted these motions, the Izzarelli Class would be allowed to enforce its judgment unless the Company posted a bond or other security. Pursuant to a request by the Company, the Bankruptcy Court on November 4, 1992 entered an order continuing such motions until the resolution of the appeals which are currently pending in the Fifth Circuit Court of Appeals. The Izzarelli Class appealed the Bankruptcy Court's continuation order to the United States District Court for the District of Delaware, which dismissed the appeal on September 29, 1993. The Izzarelli Class then filed an appeal with the United States Court of Appeals for the Third Circuit, which appeal is pending.

    Pursuant to an agreement in December 1992 regarding the distribution of the remaining balance in an escrow account established in connection with a 1988 merger involving the Company, there is $2 million being retained in the escrow account which will be available to the Company to pay up to 50% of any portion of a final judgment or settlement in the Izzarelli Litigation which is not paid by insurance. The Company intends to pursue claims for recovery of the amount of any final judgment or settlement against its insurance carrier subject to policy limits of $10 million. Although the insurance carrier has been paying the Company's attorneys' fees in the Izzarelli Litigation, it has otherwise denied coverage and reserved all rights.

    PHILLIPS BLOCK COPOLYMER LITIGATION. In March 1984, Phillips filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the Court appointed a Special Master who conducted a hearing on these motions and thereafter recommended to the Court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the Special Master, to reject the recommendation of the Special Master and to enter partial summary judgment for Phillips. The Court has entered an Order denying Phillips' motion to disqualify the Special Master. The summary judgment motions are still pending. In the Company's Chapter 11 proceedings, Phillips filed proofs of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claims and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

    PHILLIPS CRYSTALLINE LICENSE LITIGATION. In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleges that the Company is infringing Phillips' Patent No. 4,376,851 (the " '851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983 (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleges that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the

License Agreement, all conditions precedent to such termination had occurred. The complaint further alleges that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleges that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleges that the License Agreement is void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the Court entered an Order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. Trial has been scheduled for October 19, 1994. In the Company's Chapter 11 proceedings, Phillips filed proofs of claim seeking in excess of $147 million based upon the allegations in this litigation. The Company objected to the claims and elected to leave the legal, equitable and contractual rights of Phillips unaltered thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

    With respect to each of the litigation matters described above which remain pending, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously. Although there can be no assurance of the final resolution of any of these matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial condition.

    With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1 -- Business -- Environmental and Related Regulation". The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and offices of the Company's executive officers as of March 1, 1994:

          NAME                 AGE                                POSITION
- -------------------------      ---      -------------------------------------------------------------
Arthur L. Goeschel                 72   Chairman of the Board
Andrew J. Smith                    52   Director, Chief Executive Officer
Lavon N. Anderson                  58   Director, President and Chief Operating Officer
Kevin W. McAleer                   43   Executive Vice President and Chief Financial Officer
Jack E. Knott                      39   Executive Vice President -- Sales and Market Development
James M. Ruberto                   47   Executive Vice President and President -- CT Film
Jonathan R. Wheeler                42   Senior Vice President -- Administration
Bernard J. McNamee                 58   Vice President, Secretary and General Counsel
Geff Perera                        40   Vice President and Controller

    Mr. Goeschel has been Chairman of the Board of Rexene since March 1992. He also was a director of Rexene from April 1988 to May 1989. Mr. Goeschel is presently retired. He was Chairman of the Board of Tetra Technologies, Inc., a company which recycles and treats environmentally sensitive by-product and wastewater streams, and then markets end-use chemicals extracted from such streams, from November 1992 to October 1993. He is a director of Calgon Carbon Corporation, a manufacturer of activated carbon. He is also a member of the board of trustees of the Laurel Mutual Funds.

    Mr. Smith has been Chief Executive Officer and a director of Rexene since March 1992. From December 1991 to March 1992, he was a private consultant. From June 1991 to December 1991, he was President and Chief Operating Officer of Itex Enterprises, Inc., an environmental remediation company. Mr. Smith also served as a consultant to the Company from January 1991 to June 1991. Immediately prior thereto, he had been a director of Rexene since May 1988 and the President and Chief Executive Officer of Rexene since June 1988. Prior thereto he had held various positions with Rexene since 1976.

    Dr. Anderson has been President and Chief Operating Officer of Rexene since January 1991 and a director since February 1990. From May 1988 to January 1991 Dr. Anderson was Executive Vice President -- Manufacturing and Technical of
Rexene. Prior thereto he had held various engineering, manufacturing and research and development positions with Rexene since 1972.

    Mr. McAleer has been an Executive Vice President and Chief Financial Officer of Rexene since July 1990. From 1985 to 1990, Mr. McAleer was Chief Financial Officer of Varo, Inc., a manufacturer of specialty electronics equipment.

    Mr. Knott has been Executive Vice President -- Sales and Market Development of Rexene since March 1992. Prior thereto, Mr. Knott was an Executive Vice President of Rexene since January 1991 and President of CT Film since February 1989. Mr. Knott held various positions with CT Film from 1985 to February 1989.

    Mr. Ruberto has been Executive Vice President of Rexene and President of CT Film since March 1992. Prior thereto, Mr. Ruberto had been Executive Vice President -- Sales and Market Development of Rexene since January 1991. From April 1989 to January 1991, Mr. Ruberto was Executive Vice President -- Marketing and Business Planning of Rexene. From October 1987 through March 1989, Mr. Ruberto was Vice President -- Strategic Planning of Plicon Corp., a manufacturer of flexible packaging materials.

    Mr. Wheeler has been Senior Vice President -- Administration of Rexene since December 1990. Prior thereto, Mr. Wheeler had been Vice President -- Human Resources and Administration of Rexene since September 1988.

    Mr. McNamee has been Vice President, Secretary and General Counsel of Rexene since May 1993. From September 1989 to November 1992, Mr. McNamee was Vice President and General Counsel of Ferro Corporation, a multinational manufacturer of specialty materials. From July 1985 to August 1989, Mr. McNamee was Associate General Counsel of Chevron Chemical Company, a manufacturer of petrochemicals, polyolefins and other chemical products.

    Mr. Perera has been Vice President of Rexene since January 1991 and Corporate Controller since February 1989. From October 1988 to February 1989, Mr. Perera was Director of External Reporting of Rexene.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Prior to the effective date of the Company's Reorganization, the common stock of Old Rexene was listed on the New York Stock Exchange. On the effective date, for every 40 shares of common stock of Old Rexene, the holders thereof became entitled to receive in exchange therefor one share of Common Stock.

    The Common Stock began trading on the New York Stock Exchange on a when issued basis on September 14, 1992 and on a regular way basis on October 8, 1992. The high and low daily closing sales prices of the Common Stock for each calendar quarter or portion thereof from September 14, 1992 to December 31, 1993 are as follows:

                                          HIGH      LOW
                                          ----      ----
1993:
  Fourth Quarter........................    3 3/8     2 1/2
  Third Quarter.........................    3 5/8     2 3/4
  Second Quarter........................    4 1/4     3
  First Quarter.........................    4 1/8     3
1992:
  Fourth Quarter........................    3 7/8     2 5/8
  Third Quarter (from September 14,
   1992)................................    3 1/4     2 1/2

    The high and low daily closing sales prices of the common stock of Old Rexene for each calendar quarter or portion thereof from January 1, 1992 to September 11, 1992 are as follows:

                                          HIGH      LOW
                                          ----      ----
1992:
  Third Quarter (through September 11,
   1992)................................      3/8   7/32
  Second Quarter........................    1 1/4   9/32
  First Quarter.........................    1 5/8   7/8

    The Company did not pay dividends on its common stock during the last two fiscal years. The Loan Agreement prohibits the payment of any dividends with respect to common stock. Also, the Indentures contain substantial restrictions on the payment of any such dividends. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See Item 7 --
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements for a discussion about comparability.

                                       POST-EMERGENCE                           PRE-EMERGENCE
                                 ---------------------------  -------------------------------------------------
                                               THREE MONTHS    NINE MONTHS
                                  YEAR ENDED       ENDED          ENDED           YEARS ENDED DECEMBER 31,
                                 DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  ----------------------------------
                                     1993          1992           1992           1991        1990       1989
                                 ------------  -------------  -------------  ------------  ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA: (1)
  Net sales....................   $  429,353     $  98,854      $ 316,106    $ 449,728     $ 502,186  $ 608,631
  Operating income.............       14,504         1,418          9,392       12,028        81,100     99,938
  Debt restructuring costs and
   reorganization items........       --            --             38,514       13,596        --         --
  Interest expense.............       49,834        12,660         --           58,374(2)     71,732     61,111
  Income (loss) before
   extraordinary items.........      (25,243)       (6,528)       (31,476)     (42,747)        2,705     10,205
  Extraordinary items, net of
   income taxes................       --            --            123,672         --          17,169    (76,459)
                                 ------------  -------------  -------------  ------------  ---------  ---------
  Net income (loss)............   $  (25,243)    $  (6,528)     $  92,196    $ (42,747)    $  19,874  $ (66,254)
                                 ------------  -------------  -------------  ------------  ---------  ---------
                                 ------------  -------------  -------------  ------------  ---------  ---------
  Loss per share (3)...........   $    (2.38)  $      (.62  )
                                 ------------  -------------
                                 ------------  -------------

                                                      AT DECEMBER 31,
                                 ---------------------------------------------------------
                                   1993       1992         1991         1990       1989
                                 ---------  ---------  -------------  ---------  ---------
CONSOLIDATED BALANCE SHEETS
 DATA: (1)
  Current assets...............  $ 147,463  $ 140,982  $  159,548     $ 196,043  $ 291,690
  Current liabilities..........    (42,353)   (36,158)    (49,771)      (62,992)  (172,637)
  Liabilities subject to
   compromise..................     --         --        (428,297)(4)    --         --
  Working capital..............    105,110    104,824     109,777       133,051    119,053
  Total assets.................    430,036    423,591     440,665       461,152    555,679
  Long-term debt and other
   noncurrent liabilities......   (392,820)  (367,337)    (57,410)     (454,096)  (464,418)
  Stockholders' equity
   (deficit)...................     (5,137)    20,106     (94,813)      (55,936)   (81,376)

- ------------------------------
(1) The financial results of a manufacturing facility in Bayport, Texas, which was sold, are included in the Consolidated Statements of Operations Data for the years ended December 31, 1990 and 1989. In addition, the assets and liabilities of this facility are included in the Consolidated Balance Sheet Data at December 31, 1989.
(2) Interest from October 16, 1991 through December 31, 1991 was calculated using the terms of an agreement in principle between the Company and the holders of senior and subordinated notes of Old Rexene prior to the approval of the Amended Plan. If the interest expense from October 16, 1991 to December 31, 1991 had been calculated based on the terms of the senior and subordinated notes of Old Rexene, the interest expense for the year ended December 31, 1991 would have aggregated $73.8 million.
(3) Per share data for the pre-emergence periods is not presented because such information is not comparable to the similar information for the post-emergence periods.
(4) Represents senior and subordinated notes of Old Rexene and interest thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with Selected Financial Data in Item 6 and the Company's Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

RESULTS OF OPERATIONS

    In connection with the Reorganization more fully described in Item 1, the Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Specifically, the Reorganization SOP required (i) the adjustment of the Company's assets and liabilities to reflect a reorganization value generally approximating the fair value of the Company as a going concern on an unleveraged basis, (ii) the elimination of its accumulated deficit, and (iii) adjustments to its capital structure to reflect consummation of the Amended Plan. Accordingly, the results of operations after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated.

    The Company's industry historically has been highly cyclical and at times production capacities have increased more rapidly than demand, thereby causing lower prices. During fiscal years 1987 and 1988, the industry experienced increased levels of demand for its products which resulted in near full capacity utilization rates and higher domestic and export prices. Further, feedstock prices were also favorable during this period. Since that time, the polyethylene, polypropylene and styrene industries in general have experienced a softening of sales prices due to a number of factors. The robust period enjoyed by the industry in 1987 and 1988 led producers to increase worldwide production capacity, resulting in excess product supply and industry-wide decreases in prices during the last four years. Therefore, the Company's operating results declined significantly between 1989 and 1993.

1993 COMPARED TO 1992 (ON A PRO FORMA BASIS)

    The following analysis compares the results for the year ended December 31, 1993 to the pro forma results for the year ended December 31, 1992. The pro forma information gives effect to the Reorganization as though it had occurred on September 30, 1991. The pro forma adjustments relate primarily to (i) the recording of interest expense in accordance with the terms of the Notes, (ii) the recording of depreciation of property, plant and equipment in accordance with their restated values, (iii) the recording of amortization of reorganization value in excess of amounts allocable to identifiable assets, (iv) the elimination of goodwill amortization, reorganization items and the extraordinary gain, and (v) the income tax effects for adjustments (i) through
(iv) above.

    Results of operations for the year ended December 31, 1993 and the year ended December 31, 1992, restated on a pro forma basis for comparative purposes, are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                         1993          1992
                                                      ---------   --------------
                                                                    (PRO FORMA
                                                                  AND UNAUDITED)
  Net sales.........................................  $ 429,353   $     414,960
  Operating expenses:
    Cost of sales...................................    375,609         360,257
    Marketing, general and administrative...........     32,641          30,629
    Research and development........................      6,599           6,374
                                                      ---------   --------------
                                                        414,849         397,260
                                                      ---------   --------------
  Operating income..................................     14,504          17,700
  Interest expense:
    Cash............................................    (24,446)        (24,446)
    Non-cash........................................    (25,388)        (25,126)
  Interest income...................................      1,392           1,377
  Other, net........................................       (245)         (6,818)
                                                      ---------   --------------
  Loss before income taxes..........................    (34,183)        (37,313)
                                                      ---------   --------------
  Income tax benefit................................      8,940           8,116
                                                      ---------   --------------
  Net loss..........................................  $ (25,243)  $     (29,197)
                                                      ---------   --------------
                                                      ---------   --------------

    Net sales increased $14.4 million (or 3%) for the year ended December 31, 1993 as compared to 1992 principally due to an increase in plastic film sales. Plastic film sales increased $11.8 million (or 9%) primarily due to a volume increase of 11.2 million pounds (or 7%) principally due to higher sales to the disposable diaper market and the blown coextrusion film market. APAO and excess propane and ethylene sales also contributed to the increase in sales. APAO sales increased $3.3 million (or 20%) from 1992 to 1993 principally due to an increase in sales resulting from purchases of product manufactured by the Ube Rexene Corporation joint venture located in Japan. Excess ethylene and propane sales increased $5 million due to changes in the feedstock mix at the olefin plant. These increases were partially offset by a $3 million (or 2%) decrease in polyethylene sales and a $3.1 million (or 5%) decrease in styrene sales. Polyethylene and styrene sales declined in 1993 as compared to 1992 primarily as a result of continuous pricing pressure due to an overcapacity in the industry.

    The Company's gross profit percentage remained constant at 13% in 1993 as compared to 1992. Gross profit for 1993 decreased $1.0 million (or 2%) as compared to 1992 principally due to a decrease in polyethylene gross profits of $4.4 million as a result of lower margins, partially offset by lower environmental remediation charges in 1993. Gross profit for 1992 reflected a charge to increase the Company's environmental remediation accrual. Polyethylene margins for 1993 were lower than 1992 margins principally as a result of higher ethylene transfer prices and lower selling prices for polyethylene.

    Marketing, general and administrative expenses increased $2.0 million (or 7%) from $30.6 million in 1992 to $32.6 million in 1993 principally due to an increase in marketing and related expenditures incurred to address growth opportunities for plastic film and APAO. In addition, the increase in 1993 is due to unusually low expenses in 1992 as a result of changes in estimates of incentive and benefit plan expenses and lower legal fees for general litigation resulting from the automatic stay provision of the Bankruptcy Code.

    Due primarily to the factors described above, operating income decreased $3.2 million (or 18%) from $17.7 million in 1992 to $14.5 million in 1993.

    Other, net decreased $6.6 million (or 96%) from $6.8 million in 1992 to $.2 million in 1993 principally due to a $7.4 million accrual in 1992 relating to the adverse judgment (including estimated attorneys' fees) on the class action lawsuit discussed in Note 20 to the Consolidated Financial Statements, partially offset by $1.5 million of business interruption insurance proceeds received in 1992 for an electrical outage at the Odessa Facility in May 1991.

    The 1993 results include an income tax benefit of $8.9 million as compared to a benefit of $8.1 million for 1992. As a result of adoption of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" on September 30, 1992, the income tax benefit for 1993 is not comparable to the income tax benefit for 1992.

    Due primarily to the factors described above, the net loss decreased $4.0 million (or 14%) from $29.2 million in 1992 to $25.2 million in 1993.

1992 COMPARED TO 1991

    As previously discussed, as a result of the Reorganization, the Company's financial condition and results of operations subsequent to September 30, 1992 are not comparable to those of prior periods. Therefore, the following analysis compares the results for the three months ended December 31, 1992 to the pro forma results for the three months ended December 31, 1991 and compares the results for the nine months ended September 30, 1992 to the nine months ended September 30, 1991. The pro forma information gives effect to the Reorganization as though it had occurred on September 30, 1991. The pro forma adjustments relate primarily to (i) the recording of interest expense in accordance with the terms of the Notes, (ii) the recording of depreciation of property, plant and equipment in accordance with their restated values, (iii) the recording of amortization of reorganization value in excess of amounts allocable to identifiable assets, and (iv) the income tax effects for adjustments (i) through
(iii) above.

    Results of operations for the three months ended December 31, 1992 and the three months ended December 31, 1991, restated on a pro forma basis for comparative purposes, and the results of operations for the nine months ended September 30, 1992 and the nine months ended September 30, 1991 are as follows (in thousands):

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                DECEMBER 31,               SEPTEMBER 30,
                                          -------------------------   -----------------------
                                            1992          1991          1992         1991
                                          --------   --------------   ---------   -----------
                                                     (PRO FORMA AND               (UNAUDITED)
                                                       UNAUDITED)
Net sales...............................  $ 98,854   $      98,826    $ 316,106   $  350,902
Operating expenses:
  Cost of sales.........................    86,732          87,523      278,081      299,356
  Marketing, general and
   administrative.......................     9,045          10,132       23,918       32,446
  Research and development..............     1,659           1,709        4,715        4,546
                                          --------   --------------   ---------   -----------
                                            97,436          99,364      306,714      336,348
                                          --------   --------------   ---------   -----------
Operating income (loss).................     1,418            (538)       9,392       14,554
Interest expense:
  Cash..................................    (6,215)         (6,215)      --          (52,242)
  Non-cash..............................    (6,445)         (6,445)      --            2,845
Other, net..............................       806            (651)         282        4,402
Debt restructuring costs................     --           --             --           (9,786)
Reorganization items....................     --           --            (38,514)      --
                                          --------   --------------   ---------   -----------
Loss before income taxes and
 extraordinary gain.....................   (10,436)        (13,849)     (28,840)     (40,227)
                                          --------   --------------   ---------   -----------
Income tax (expense) benefit............     3,908           3,352       (2,636)       8,567
                                          --------   --------------   ---------   -----------
Loss before extraordinary gain..........    (6,528)        (10,497)     (31,476)     (31,660)
Extraordinary gain......................     --           --            123,672       --
                                          --------   --------------   ---------   -----------
Net income (loss).......................  $ (6,528)  $     (10,497)   $  92,196   $  (31,660)
                                          --------   --------------   ---------   -----------
                                          --------   --------------   ---------   -----------

THREE MONTHS ENDED DECEMBER 31, 1992 COMPARED TO THREE MONTHS ENDED
  DECEMBER 31, 1991 (ON A PRO FORMA BASIS)

    Net sales remained constant for the three months ended December 31, 1992 as compared to the three months ended December 31, 1991. Polyethylene sales increased $2.7 million (or 9%) principally due to an increase in average selling prices of 4 cents per pound (or 12%). The increase in average selling prices was due to high capacity utilization HPLDPE industry. The polyethylene sales increase was offset by a decrease in polypropylene sales of $2.7 million (or 17%) for the three months ended December 31, 1992 compared to the same period in 1991 principally due to a decrease in sales volumes of 3.1 million pounds (or 9%) and a decrease in average selling prices of 4 cents per pound (or 9%). The decreased polypropylene sales volume was primarily due to lower demand resulting from overall economic conditions and oversupply in the global polypropylene markets.

    The Company's gross profit percentage increased from 11% in the three months ended December 31, 1991 to 12% in the 1992 period principally due to the 4 cents per pound polyethylene price increase.

    Marketing, general and administrative expenses decreased $1.1 million (or 11%) from $10.1 million for the three months ended December 31, 1991 to $9.0 million for the three months ended December 31, 1992 principally due to cost reduction and containment efforts.

    Due primarily to the factors described above, operating income was $1.4 million for the three months ended December 31, 1992 as compared, on a pro forma basis, to an operating loss of $.5 million for the corresponding period in 1991.

    Other, net increased $1.5 million for the three months ended December 31, 1992 as compared to the same period in 1991 principally because of a reimbursement from an escrow account established during a merger of the Company in 1988 of approximately $1.0 million for the net cost, plus interest thereon, of defending certain lawsuits.

    Due primarily to the factors described above, the net loss for the three months ended December 31, 1992 decreased by $4.0 million (or 38%) to $6.5 million, as compared, on a pro forma basis, to $10.5 million for the corresponding period in 1991.

NINE MONTHS ENDED SEPTEMBER 30, 1992 COMPARED TO
  NINE MONTHS ENDED SEPTEMBER 30, 1991

    Net sales decreased $34.8 million (or 10%) from $350.9 million for the nine months ended September 30, 1991 to $316.1 million for the nine months ended September 30, 1992 principally due to lower styrene, polyethylene and polypropylene sales. Styrene sales decreased $16.1 million (or 25%) in the first nine months of 1992 as compared to the first nine months of 1991 due to a volume decrease of 20.3 million pounds (or 9%) and a price decrease of 4.9 cents per pound (or 17%). The decrease in styrene volumes was primarily due to lower plant utilization rates which were implemented to minimize operating losses and to focus on key customers. Polyethylene sales decreased $10.6 million (or 10%) in the first nine months of 1992 as compared to the first nine months of 1991 due to a volume decrease of 22.1 million pounds (or 8%) and a price decrease of 1.0 cent per pound (or 3%). The polyethylene volume decrease was primarily due to lower demand resulting from sluggish economic conditions during the early part of the year. Polypropylene sales decreased $5.5 million (or 10%) in the first nine months of 1992 as compared to the first nine months of 1991 due to a price decrease of 2.1 cents per pound (or 5%) and a volume decrease of 6.5 million pounds (or 5%). The decrease in polypropylene volumes was primarily due to a variety of factors including lower plant utilization rates and overall economic conditions. Plastic film sales for the first nine months of 1992 remained relatively stable as compared to the comparable period in 1991.

    The Company's gross profit percentage decreased from 15% for the nine months ended September 30, 1991 to 12% for the same period in 1992 principally due to the lower average selling prices discussed above and due to an increase to the Company's environmental remediation accrual.

    Marketing, general and administrative expenses decreased $8.5 million (or 26%) from $32.4 million for the nine months ended September 30, 1991 to $23.9 million for the nine months ended September 30, 1992 principally due to cost containment efforts and lower legal fees for general litigation because of the automatic stay provision of the Bankruptcy Code. (Also see professional fees associated with the Reorganization discussed below). Due primarily to the factors described above, operating income for the nine months ended September 30, 1992 decreased $5.2 million (or 35%) to $9.4 million, as compared to $14.6 million for the corresponding period in 1991.

    Interest expense on the senior and subordinated notes of Old Rexene was accrued through October 18, 1991. In addition, interest expense was accrued from October 18, 1991 to December 31, 1991 in accordance with an agreement in principle between the Company and the holders of senior and subordinated notes of Old Rexene prior to the approval of the Amended Plan. The Amended Plan eliminated postpetition interest requirements through June 30, 1992. Therefore, postpetition interest of $6.8 million accrued as of December 31, 1991 was reversed in the first quarter of 1992 and is included in other, net on the condensed consolidated statement of operations for the nine months ended September 30, 1992. Interest expense from July 1, 1992 through September 30, 1992 is included in reorganization items. (See Note 3 to the Consolidated Financial Statements).

    Other, net for the nine months ended September 30, 1992 includes a $7.4 million accrual relating to the adverse judgment (including estimated attorneys' fees) on the class action lawsuit discussed in Note 20 to the Consolidated Financial Statements, partially offset by the reversal of postpetition interest of $6.8 million accrued as of December 31, 1991 discussed above and $1.5 million of business interruption insurance proceeds received for an electrical outage at the Odessa Facility in May 1991.

    The reorganization items for the nine months ended September 30, 1992 are described in Note 3 to the Consolidated Financial Statements. In the first nine months of 1992, the Company incurred $12.6 million of professional fees associated with the Reorganization. In the first nine months of 1991, the Company incurred $9.8 million of debt restructuring costs.

    The Company recorded income tax expense of $2.6 million on a loss before income taxes of $28.8 million for the nine months ended September 30, 1992. There are permanent differences between the Company's income for financial reporting purposes and tax purposes resulting principally from the lower tax basis for assets purchased when the Company was sold in 1988. These permanent differences cause the effective income tax rate to be higher than the statutory income tax rate for federal and state income taxes with the effective rate being greater in periods of lower taxable income.

    In the third quarter of 1992, the Company recorded an extraordinary gain of $123.7 million as a result of exchanging the senior and subordinated notes of Old Rexene for the Notes and common stock under the Amended Plan.

    Due primarily to the factors described above, the Company had net income of $92.2 million for the nine months ended September 30, 1992 (or a net loss before extraordinary gain of $31.5 million) compared to a net loss of $31.7 million for the corresponding period in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1993, $11.3 million of cash was generated from operations. During 1992, $2.8 million was generated from operations before reorganization items for the three months ended December 31, 1992 and $10.9 million for the nine months ended September 30, 1992. The operating cash flows for 1992 were unfavorably affected by the payout of $15.8 million for prepetition liabilities and favorably affected by an income tax refund of $17.2 million received from the Internal Revenue Service.

    Management believes that the unrestricted cash balance of $28.3 million on December 31, 1993, together with cash flow generated from operations and the availability of financing provided by the Loan Agreement, will be sufficient to meet the Company's liquidity needs during 1994. During 1993, the Company borrowed $2.0 million under the Loan Agreement for financing construction of the United Kingdom manufacturing facility. The restricted cash at December 31, 1993 of $2.2 million consists of amounts held in a reserve account under the Amended Plan for payment of disputed claims and administrative expenses.

    For each interest period relating to the Subordinated Notes ending on or prior to November 15, 1994, the Company may exercise the Pay-in-Kind feature. See "Item 1 -- The Reorganization". In 1993 and 1992, the Board of Directors exercised the Pay-in-Kind feature and issued $8.1 million and $2.9 million of Subordinated Notes. On March 1, 1994, the Board of Directors decided to exercise the Pay-in-Kind feature for the interest payment due on May 15, 1994, which will result in the issuance of approximately $4.3 million of additional Subordinated Notes. The Board of Directors will consider the advisability of exercising such feature for the interest payments on November 15, 1994.

    The Pay-in-Kind feature expires on November 15, 1994, and the Company's annual cash interest requirements will increase approximately $10.0 million, commencing with the semi-annual interest payment due on May 15, 1995.

    In addition, the interest rates on the Senior and Subordinated Notes increase beginning in 1995 and 1996, respectively. The annual interest rate on the Senior Notes is 9% through November 14, 1995. Thereafter, the annual interest rate increases to 12% from November 15, 1995 through November 14, 1996 and 14% thereafter. The annual interest rate on the Subordinated Notes is 10% through November 14, 1996. Thereafter, the annual interest rate increases to 12% from November 15, 1996 through November 14, 1997 and 14% thereafter.

    The Company's projected cash flow generated from operations and the availability of financing provided by the Loan Agreement are anticipated to be sufficient to meet its operating and debt service requirements for the next few years. Because of recent favorable trends in the economy and financing market, the Company is exploring a restructuring of its current long-term debt to reduce future cash interest costs.

    A number of potential environmental liabilities exist which relate to contaminated property. See "Item 1 -- Business-Environmental and Related Regulation". In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, the Company recorded $23.4 million as an estimate at December 31, 1993 of its total potential environmental liability with respect to remediation of contaminated sites which management believes, on the basis of its reasonable investigation and analysis, is adequate. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential liabilities would not have a material adverse effect on the financial condition of the Company. In addition, because government and environmental groups have become increasingly concerned in recent years about environmental issues, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under RCRA and equivalent Texas law, the Company has deposited $10.5 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa Facility's hazardous waste management units. This deposit is included in other noncurrent assets in the December 31, 1993 balance sheet. This amount deposited in trust does not cover the costs of addressing existing contamination at the Odessa Facility. The Company does not believe that in the near future it will be able to satisfy any of the alternative financial assurance methods under RCRA which would allow funds to be released from the trust. To the extent any funds are released, they would be considered for the purpose of determining the mandatory redemption requirements for Senior Notes which may arise due to excess cash flow.

    The Company's operational expenditures for environmental remediation and waste disposal were approximately $6.4 million in 1993 and are expected to be approximately $6.9 million in 1994. In 1993 the Company also expended approximately $5.1 million relating to environmental capital expenditures. In 1994 the Company expects to spend approximately $2.9 million for environmentally-related capital expenditures, which is lower than historical levels due to timing of expenditures pertaining to several projects. Thereafter for the foreseeable future, the Company expects to incur approximately $4.0 to $5.0 million per year in capital spending to address environmental requirements. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and supplementary data required by this item are included on the pages immediately following the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the definitive proxy statement (the "Proxy Statement") of the Company to be filed in connection with its forthcoming annual meeting of stockholders scheduled for May 24, 1994, except for the information regarding executive officers of the Company contained in Part I of this Annual Report on Form 10-K. The information required by this item to be contained in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.  Consolidated Financial Statements:

             See Index to Consolidated Financial Statements on page F-1.

        2.  Financial Statement Schedules:

            See Index to Consolidated Financial Statements on page F-1.

        3.  Exhibits:

2.1               --  First  Amended Plan  of Reorganization  of Rexene  Products Company,  et al.,
                      dated April 29, 1992 (filed as  Exhibit 2.1 to Rexene Corporation's Form  8-K
                      Current Report dated July 7, 1992 and incorporated herein by reference).
2.2               --  Order  Confirming First Amended  Plan of Reorganization  dated April 29, 1992
                      (filed as Exhibit 2.2 to Rexene  Corporation's Form 10-K for the fiscal  year ended December 31, 1992 and incorporated herein by reference).
2.3               --  Plan  and Agreement of Merger between  Rexene Corporation and Rexene Products
                      Company dated  as of  September 11,  1992  (filed as  Exhibit 2.3  to  Rexene
                      Corporation's  Form  10-K for  the fiscal  year ended  December 31,  1992 and incorporated herein by reference.)
3.1.1             --  Restated Certificate  of  Incorporation  of Rexene  Products  Company  (a/k/a
                      Rexene  Corporation) dated September 11, 1992 (filed as Exhibit 3.1 to Rexene
                      Corporation's Form  10-K for  the fiscal  year ended  December 31,  1992  and incorporated herein by reference.)
3.1.2             --  Rexene  Corporation Amendment to  Certificate of Incorporation  dated June 9,
                      1993.
3.2.1             --  Rexene Corporation  Amended and  Restated By-Laws  dated September  18,  1992
                      (filed as Exhibit 3.2.1 to Rexene Corporation's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
3.2.2             --  Rexene  Corporation Amendments to By-Laws adopted  January 26, 1993 (filed as
                      Exhibit 3.2.2 to  Rexene Corporation's Form  10-K for the  fiscal year  ended
                      December 31, 1992 and incorporated herein by reference).

4.1               --  Indenture  dated  as of  September 18,  1992  between Rexene  Corporation, as
                      Issuer, and Chemical  Bank, as  Trustee, for Increasing  Rate First  Priority
                      Notes  Due  1999 (filed  as  Exhibit 4.1  to  Rexene Corporation's  Form 10-Q
                      Quarterly  Report  for  the  three  months  ended  September  30,  1992   and
                      incorporated herein by reference).
4.2               --  Indenture  dated  as of  September 18,  1992  between Rexene  Corporation, as
                      Issuer, and  United  States  Trust  Company of  New  York,  as  Trustee,  for
                      Increasing  Rate  Second Priority  Notes Due  2002 (filed  as Exhibit  4.2 to
                      Rexene Corporation's Form 10-Q  Quarterly Report for  the three months  ended
                      September 30, 1992 and incorporated herein by reference).
4.3               --  Intercreditor  and Collateral Trust Agreement dated  as of September 18, 1992 by and among Rexene Corporation and Poly-Pac, Inc. as Grantors, Chemical Bank
                      as Collateral  Agent,  Chemical Bank  as  Trustee, and  United  States  Trust
                      Company,  as Trustee (filed as Exhibit  4.3 to Rexene Corporation's Form 10-Q
                      Quarterly  Report  for  the  three  months  ended  September  30,  1992   and
                      incorporated herein by reference).
4.4               --  Company  First Priority Security  and Pledge Agreement  dated as of September
                      18, 1992 made by Rexene Corporation,  as Grantor, in favor of Chemical  Bank, as  Collateral Agent (filed as Exhibit  4.4 to Rexene Corporation's Form 10-Q
                      Quarterly  Report  for  the  three  months  ended  September  30,  1992   and
                      incorporated herein by reference).
4.5               --  Company  Second Priority Security and Pledge  Agreement dated as of September
                      18, 1992 made by Rexene Corporation,  as Grantor, in favor of Chemical  Bank, as  Collateral Agent (filed as Exhibit  4.5 to Rexene Corporation's Form 10-Q
                      Quarterly  Report  for  the  three  months  ended  September  30,  1992   and
                      incorporated herein by reference).
4.6               --  Subsidiary First Priority Security and Pledge Agreement dated as of September
                      18,  1992 made by Poly-Pac,  Inc., as Grantor, in  favor of Chemical Bank, as
                      Collateral Agent  (filed as  Exhibit 4.6  to Rexene  Corporation's Form  10-Q
                      Quarterly   Report  for  the  three  months  ended  September  30,  1992  and incorporated herein by reference).
4.7               --  Subsidiary  Second  Priority  Security  and  Pledge  Agreement  dated  as  of
                      September  18, 1992 made by Poly-Pac, Inc.,  as Grantor, in favor of Chemical
                      Bank, as Collateral Agent (filed as Exhibit 4.7 to Rexene Corporation's  Form
                      10-Q  Quarterly  Report for  the three  months ended  September 30,  1992 and incorporated herein by reference).
4.8               --  First Priority Deed of Trust and Security Agreement dated as of September 18,
                      1992 from Rexene Corporation,  as Grantor, to Phillip  D. Weller, as  Trustee
                      for  the  benefit  of Chemical  Bank,  as Beneficiary,  for  certain property located in Odessa, Texas (filed as  Exhibit 4.8 to Rexene Corporation's  Form
                      10-Q  Quarterly  Report for  the three  months ended  September 30,  1992 and incorporated herein by reference).
4.9               --  Second Priority Deed of  Trust and Security Agreement  dated as of  September
                      18,  1992  from Rexene  Corporation,  as Grantor,  to  Phillip D.  Weller, as
                      Trustee for  the  benefit  of  Chemical Bank,  as  Beneficiary,  for  certain
                      property   located  in  Odessa,  Texas  (filed   as  Exhibit  4.9  to  Rexene
                      Corporation's Form 10-Q Quarterly Report for the three months ended September
                      30, 1992 and incorporated herein by reference).
4.10              --  First Priority Deed of Trust and Security Agreement dated as of September 18,
                      1992 from Rexene Corporation,  as Grantor, to Phillip  D. Weller, as  Trustee
                      for  the  benefit  of Chemical  Bank,  as Beneficiary,  for  certain property located in Pasadena,  Texas (filed  as Exhibit 4.10  to Rexene  Corporation's
                      Form  10-Q Quarterly Report for the three months ended September 30, 1992 and incorporated herein by reference).

4.11              --  Second Priority Deed of  Trust and Security Agreement  dated as of  September
                      18,  1992  from Rexene  Corporation,  as Grantor,  to  Phillip D.  Weller, as
                      Trustee for  the  benefit  of  Chemical Bank,  as  Beneficiary,  for  certain property  located  in  Pasadena,  Texas  (filed  as  Exhibit  4.11  to Rexene
                      Corporation's Form 10-Q Quarterly Report for the three months ended September
                      30, 1992 and incorporated herein by reference).
4.12              --  First Priority Mortgage, Fixture  Filing and Security  Agreement dated as  of
                      September  18, 1992 from Rexene Corporation,  as Mortgagor, to Chemical Bank, as Collateral  Agent, Mortgagee,  for certain  property located  in  Chippewa
                      Falls,  Wisconsin (filed  as Exhibit 4.12  to Rexene  Corporation's Form 10-Q
                      Quarterly  Report  for  the  three  months  ended  September  30,  1992   and
                      incorporated herein by reference).
4.13              --  Second  Priority Mortgage, Fixture Filing and  Security Agreement dated as of
                      September 18, 1992 from Rexene  Corporation, as Mortgagor, to Chemical  Bank, as  Collateral  Agent, Mortgagee,  for certain  property located  in Chippewa
                      Falls, Wisconsin (filed  as Exhibit  4.13 to Rexene  Corporation's Form  10-Q
                      Quarterly   Report  for  the  three  months  ended  September  30,  1992  and incorporated herein by reference).
4.14              --  First Priority Mortgage and Security Agreement dated as of September 18, 1992 from Rexene Corporation, as Mortgagor, to Chemical Bank, as Collateral Agent,
                      Mortgagee, for certain  property located  in Harrington,  Delaware (filed  as
                      Exhibit 4.14 to Rexene Corporation's Form 10-Q Quarterly Report for the three months ended September 30, 1992 and incorporated herein by reference).
4.15              --  Second  Priority Mortgage  and Security Agreement  dated as  of September 18,
                      1992 from Rexene Corporation, as  Mortgagor, to Chemical Bank, as  Collateral
                      Agent, Mortgagee, for certain property located in Harrington, Delaware (filed as  Exhibit 4.15 to  Rexene Corporation's Form 10-Q  Quarterly Report for the
                      three months ended September 30, 1992 and incorporated herein by reference).
4.16              --  First Priority Leasehold Deed of Trust, Fixture Filing and Security Agreement
                      dated as of September 18, 1992 from Rexene Corporation, Trustor, to  Founders
                      Title  Company,  Trustee  for  the  use  and  benefit  of  Chemical  Bank, as
                      Collateral Agent, Beneficiary,  for certain property  located in  Clearfield,
                      Utah  (filed  as Exhibit  4.16 to  Rexene  Corporation's Form  10-Q Quarterly
                      Report for the three months ended September 30, 1992 and incorporated  herein by reference).
4.17              --  Second  Priority  Leasehold  Deed  of  Trust,  Fixture  Filing  and  Security
                      Agreement dated as of September 18, 1992 from Rexene Corporation, Trustor, to
                      Founders Title Company, Trustee for the use and benefit of Chemical Bank,  as
                      Collateral  Agent, Beneficiary,  for certain property  located in Clearfield,
                      Utah (filed  as Exhibit  4.17  to Rexene  Corporation's Form  10-Q  Quarterly
                      Report  for the three months ended September 30, 1992 and incorporated herein by reference).
4.18              --  First Priority  Deed  to Secure  Debt  and  Security Agreement  dated  as  of
                      September  18,  1992  from  Poly-Pac, Inc.,  Grantor,  to  Chemical  Bank, as
                      Collateral Agent, Grantee,  for certain property  located in Dalton,  Georgia
                      (filed as Exhibit 4.18 to Rexene Corporation's Form 10-Q Quarterly Report for
                      the  three  months  ended  September  30,  1992  and  incorporated  herein by reference).
4.19              --  Second Priority  Deed to  Secure  Debt and  Security  Agreement dated  as  of
                      September  18,  1992  from  Poly-Pac, Inc.,  Grantor,  to  Chemical  Bank, as
                      Collateral Agent, Grantee,  for certain property  located in Dalton,  Georgia
                      (filed as Exhibit 4.19 to Rexene Corporation's Form 10-Q Quarterly Report for
                      the  three  months  ended  September  30,  1992  and  incorporated  herein by reference).

4.20              --  Stockholder Rights Agreement  between Rexene Corporation  and American  Stock
                      Transfer  & Trust  Company, as  Rights Agent,  dated as  of January  26, 1993
                      (filed as Exhibit 4.20 to Rexene Corporation's Form 10-K for the fiscal  year ended December 31, 1992 and incorporated herein by reference).
10.1.1            --  Rexene Corporation 1988 Stock Incentive Plan (filed as Exhibit 10.5 to Rexene
                      Corporation's  Form S-1 Registration Statement  No. 33-22723 and incorporated herein by reference).
10.1.2            --  Amendment to Rexene Corporation 1988  Stock Incentive Plan (filed as  Exhibit
                      10.2.1  to Rexene Corporation's Annual Report on Form 10-K for the year ended
                      December 31, 1991 and incorporated herein by reference).
10.2.1            --  Rexene Corporation 1993  Non-Qualified Stock  Option Plan  (filed as  Exhibit
                      10.2 to Rexene Corporation's Form 10-K for the fiscal year ended December 31,
                      1992 and incorporated herein by reference).
10.2.2            --  Form of Non-Qualified Stock Option Agreement dated as of May 27, 1993 between
                      Rexene Corporation and each executive officer.
10.2.3            --  Form  of  Non-Qualified Stock  Option  Agreement dated  as  of March  1, 1994 between Rexene Corporation and each executive officer.
10.3.1            --  Non-Qualified Stock Option Plan for  Outside Directors of Rexene  Corporation
                      (filed  as Exhibit 10.3 to Rexene Corporation's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.3.2            --  Form of Non-Qualified Stock Option Agreement effective as of January 1,  1993 between  Rexene Corporation and each  director who is not  an employee of the
                      Company.
10.3.3            --  Form of Non-Qualified Stock Option Agreement effective as of January 1,  1994 between  Rexene Corporation and each  director who is not  an employee of the
                      Company.
10.4.1            --  Rexene Corporation 1993 Annual Incentive Bonus Plan (filed as Exhibit 10.4 to
                      Rexene Corporation's Form 10-K  for the fiscal year  ended December 31,  1992 and incorporated herein by reference).
10.4.2            --  Rexene Corporation 1994 Annual Incentive Bonus Plan.
10.5              --  Rexene  Corporation Executive Management Committee Severance Policy (filed as
                      Exhibit 10.5 to  Rexene Corporation's  Form 10-K  for the  fiscal year  ended
                      December 31, 1992 and incorporated herein by reference).
10.6              --  Executive  Security Plan of Rexene Products Company (filed as Exhibit 10.8 to
                      Rexene  Corporation's  Form  S-1  Registration  Statement  No.  33-22723  and
                      incorporated herein by reference).
10.7              --  Letter  Agreement, dated as of March 16, 1992, between Rexene Corporation and
                      Arthur L. Goeschel (filed as Exhibit 10.13 to Rexene Corporation's Form  10-K
                      Annual Report for the year ended December 31, 1991 and incorporated herein by reference).
10.8.1            --  Letter  Agreement dated January 7, 1993 between Rexene Corporation and Andrew
                      J. Smith (filed as Exhibit 10.8.1  to Rexene Corporation's Form 10-K for  the
                      fiscal year ended December 31, 1992 and incorporated herein by reference).
10.8.2            --  Indemnity Agreement dated as of May 25, 1990 by and among Rexene Corporation,
                      Rexene  Products  Company and  Andrew J.  Smith (filed  as Exhibit  10.8.2 to
                      Rexene Corporation's Form 10-K  for the fiscal year  ended December 31,  1992 and incorporated herein by reference).

10.9.1            --  Non-Qualified  Stock Option Agreement dated as of July 6, 1989 between Rexene
                      Corporation and  Lavon  N.  Anderson  (filed as  Exhibit  10.12.2  to  Rexene
                      Corporation's  Form 10-K Annual Report for  the year ended December 31, 1990, and incorporated herein by reference).
10.9.2            --  Non-Qualified Stock  Option Agreement,  dated  as of  June 15,  1988  between
                      Rexene  Corporation and Lavon N. Anderson (filed as Exhibit 10.29.2 to Rexene
                      Corporation's Form S-1 Registration  Statement No. 33-22723 and  incorporated herein by reference).
10.9.3            --  Indemnity Agreement dated as of May 25, 1990 by and among Rexene Corporation,
                      Rexene  Products Company  and Lavon N.  Anderson (filed as  Exhibit 10.9.3 to
                      Rexene Corporation's Form 10-K  for the fiscal year  ended December 31,  1992 and incorporated herein by reference).
10.9.4            --  Letter  Agreement dated January 7, 1993  between Rexene Corporation and Lavon
                      N. Anderson (filed as  Exhibit 10.9.4 to Rexene  Corporation's Form 10-K  for
                      the   fiscal  year  ended  December  31,  1992  and  incorporated  herein  by reference).
10.10.1           --  Employment Agreement  dated  as of  July  23, 1990  between  Rexene  Products
                      Company  and Kevin W. McAleer (filed as Exhibit 10.13 to Rexene Corporation's
                      Form  10-K  Annual  Report  for  the  year  ended  December  31,  1990,   and
                      incorporated herein by reference).
10.10.2           --  Non-Qualified Stock Option Agreement dated as of July 23, 1990 between Rexene
                      Corporation  and  Kevin  W.  McAleer  (filed  as  Exhibit  10.13.1  to Rexene
                      Corporation's Form 10-K Annual Report for  the year ended December 31,  1990, and incorporated herein by reference).
10.10.3           --  Letter  Agreement dated July 23, 1993 between Rexene Corporation and Kevin W.
                      McAleer (filed as Exhibit 10.10.4 to Rexene Corporation's Form 10-Q Quarterly
                      Report for the three  months ended June 30,  1993 and incorporated herein  by reference).
10.11.1           --  Employment  Agreement,  dated  as of  May  29, 1990  between  Rexene Products
                      Company and Jack  E. Knott (filed  as Exhibit 10.15  to Rexene  Corporation's
                      Form   10-K  Annual  Report  for  the  year  ended  December  31,  1990,  and incorporated herein by reference).
10.11.2           --  Non-Qualified Stock Option Agreement dated as of July 6, 1989 between  Rexene
                      Corporation   and  Jack  E.  Knott  (filed   as  Exhibit  10.15.1  to  Rexene
                      Corporation's Form 10-K Annual Report for  the year ended December 31,  1990, and incorporated herein by reference).
10.11.3           --  Letter  Agreement dated June 11, 1993  between Rexene Corporation and Jack E.
                      Knott (filed as Exhibit 10.11.4  to Rexene Corporation's Form 10-Q  Quarterly
                      Report  for the three months  ended June 30, 1993  and incorporated herein by reference).
10.12.1           --  Non-Qualified Stock Option Agreement dated as of July 6, 1989 between  Rexene
                      Products  Company and  James M. Ruberto  (filed as Exhibit  10.14.1 to Rexene
                      Corporation's Form 10-K Annual Report for  the year ended December 31,  1990, and incorporated herein by reference).
10.12.2           --  Letter  Agreement dated January 7, 1993  between Rexene Corporation and James
                      M. Ruberto (filed as  Exhibit 10.12.2 to Rexene  Corporation's Form 10-K  for
                      the   fiscal  year  ended  December  31,  1992  and  incorporated  herein  by reference).
10.13.1           --  Non-Qualified Stock Option Agreement dated as of July 6, 1989 between  Rexene
                      Corporation  and  Jonathan R.  Wheeler (filed  as  Exhibit 10.16.2  to Rexene
                      Corporation's Form 10-K Annual Report for  the year ended December 31,  1990, and incorporated herein by reference).

10.13.2           --  Letter  Agreement  dated  January  7,  1993  between  Rexene  Corporation and
                      Jonathan R. Wheeler (filed  as Exhibit 10.13.2  to Rexene Corporation's  Form
                      10-K  for the fiscal year ended December  31, 1992 and incorporated herein by reference).
10.14             --  Agreement dated as of June 10,  1992 by and among Rexene Corporation,  Rexene
                      Products  Company, Gilliam &  Company, Inc. and William  J. Gilliam (filed as
                      Exhibit 10.14 to  Rexene Corporation's Form  10-K for the  fiscal year  ended
                      December 31, 1992 and incorporated herein by reference).
10.15             --  Indemnity Agreement dated as of May 25, 1990 by and among Rexene Corporation,
                      Rexene  Products Company  and William  B. Hewitt  (filed as  Exhibit 10.22 to
                      Rexene Corporation's Form 10-K Annual Report for the year ended December  31,
                      1992, and incorporated herein by reference).
10.16             --  Letter  Agreement dated June 11, 1993  between Rexene Corporation and Bernard
                      J. McNamee  (filed  as Exhibit  10.23.2  to Rexene  Corporation's  Form  10-Q
                      Quarterly  Report for the  three months ended June  30, 1993 and incorporated herein by reference).
10.17.1           --  Loan Agreement dated as of September 18, 1992 between Rexene Corporation  and
                      Transamerica  Business  Credit Corporation  (filed  as Exhibit  28  to Rexene
                      Corporation's Form 10-Q Quarterly Report for the quarter ended September  30,
                      1992 and incorporated herein by reference).
10.17.2           --  First  Amendment  to Loan  Agreement dated  as of  February 10,  1993 between
                      Rexene Corporation and  Transamerica Business Credit  Corporation. (filed  as
                      Exhibit  28.2 to  Rexene Corporation's  Form 10-K  for the  fiscal year ended
                      December 31, 1992 and incorporated herein by reference).
10.17.3           --  Fourth Amendment to  Loan Agreement  dated as  of December  22, 1993  between
                      Rexene Corporation and Transamerica Business Credit Corporation.
21.1              --  Rexene  Corporation Limited,  organized October  1, 1993,  under the  laws of
                      England.
24                --  Consent of Price Waterhouse.

    (b)  Reports on Form 8-K:

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 1994.

                                          REXENE CORPORATION

                                          Registrant

                                          By:         /s/ ANDREW J. SMITH

                                          --------------------------------------
                                                       Andrew J. Smith
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 17, 1994 by the following persons on behalf of the registrant and in the capacities indicated.

           /s/ ARTHUR L. GOESCHEL                         /s/ ANDREW J. SMITH
- -------------------------------------------   -------------------------------------------
             Arthur L. Goeschel                             Andrew J. Smith
           CHAIRMAN OF THE BOARD                        CHIEF EXECUTIVE OFFICER
                                                              AND DIRECTOR
           /s/ LAVON N. ANDERSON                            /s/ KEVIN CLOWE
- -------------------------------------------   -------------------------------------------
             Lavon N. Anderson                                Kevin Clowe
         PRESIDENT, CHIEF OPERATING                             DIRECTOR
            OFFICER AND DIRECTOR
            /s/ D. GEORGE HARRIS                         /s/ WILLIAM B. HEWITT
- -------------------------------------------   -------------------------------------------
              D. George Harris                             William B. Hewitt
                  DIRECTOR                                      DIRECTOR
             /s/ ILAN KAUFTHAL                            /s/ HEINN TOMFOHRDE
- -------------------------------------------   -------------------------------------------
               Ilan Kaufthal                                Heinn Tomfohrde
                  DIRECTOR                                      DIRECTOR
               /s/ FRED RULLO                              /s/ PHILLIP SIEGEL
- -------------------------------------------   -------------------------------------------
                 Fred Rullo                                  Phillip Siegel
                  DIRECTOR                                      DIRECTOR
            /s/ KEVIN W. McALEER                            /s/ GEFF PERERA
- -------------------------------------------   -------------------------------------------
              Kevin W. McAleer                                Geff Perera
          EXECUTIVE VICE PRESIDENT                   VICE PRESIDENT AND CONTROLLER
        AND CHIEF FINANCIAL OFFICER

                      REXENE CORPORATION AND SUBSIDIARIES
                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE
                                                                                                          ---------
Report of Independent Accountants:
  Post-emergence Consolidated Financial Statements......................................................        F-2
  Pre-emergence Consolidated Financial Statements.......................................................        F-3
Consolidated Financial Statements:
  Consolidated Statements of Operations for the year ended December 31, 1993, the three months ended
   December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991.....        F-4
  Consolidated Balance Sheets as of December 31, 1993 and 1992..........................................        F-5
  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31,
   1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year
   ended December 31, 1991..............................................................................        F-6
  Consolidated Statements of Cash Flows for the year ended December 31, 1993, the three months ended
   December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991.....      F-7-8
  Notes to Consolidated Financial Statements............................................................     F-9-27
Financial Statement Schedules:
  Consolidated Schedules for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991:
      V -- Property, Plant and Equipment................................................................        S-1
     VI -- Accumulated Depreciation of Property, Plant and Equipment....................................        S-2
    VIII -- Valuation and Qualifying Accounts...........................................................        S-3

    All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT ACCOUNTANTS -- POST-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Rexene Corporation

    In our opinion, the accompanying consolidated financial statements and financial statement schedules as listed on the Index on page F-1, present fairly, in all material respects, the financial position of Rexene Corporation and its subsidiaries (the Company) at December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993 and the three months ended December 31, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in notes 2 and 3 to the consolidated financial statements, on September 18, 1992 the Company's Plan of Reorganization was consummated. Effective September 30, 1992, the Company accounted for the Chapter 11 reorganization using "fresh-start" reporting as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, the financial statements subsequent to the emergence from Chapter 11 have been prepared using a different basis of accounting and are therefore not comparable to the pre-emergence consolidated financial statements.

PRICE WATERHOUSE

Dallas, Texas
February 10, 1994

               REPORT OF INDEPENDENT ACCOUNTANTS -- PRE-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Rexene Corporation

    In our opinion, the accompanying consolidated financial statements and financial statement schedules as listed on the Index on page F-1, present fairly, in all material respects, the results of Rexene Corporation and its subsidiaries' (the Company) operations and their cash flows for the nine months ended September 30, 1992 and the year ended December 31, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in notes 2 and 3 to the consolidated financial statements, on October 18, 1991 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's Plan of Reorganization was consummated on September 18, 1992 and, effective September 30, 1992, the Company accounted for the reorganization using "fresh-start" reporting as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

PRICE WATERHOUSE

Dallas, Texas
April 12, 1993

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               POST-EMERGENCE               PRE-EMERGENCE
                                                         --------------------------  ---------------------------
                                                                       THREE MONTHS   NINE MONTHS
                                                          YEAR ENDED      ENDED          ENDED       YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,
                                                             1993          1992          1992           1991
                                                         ------------  ------------  -------------  ------------
Net sales..............................................   $  429,353    $   98,854    $   316,106    $  449,728
                                                         ------------  ------------  -------------  ------------
Operating expenses:
  Cost of sales........................................      375,609        86,732        278,081       388,057
  Marketing, general and administrative................       32,641         9,045         23,918        43,388
  Research and development.............................        6,599         1,659          4,715         6,255
                                                         ------------  ------------  -------------  ------------
                                                             414,849        97,436        306,714       437,700
                                                         ------------  ------------  -------------  ------------
Operating income.......................................       14,504         1,418          9,392        12,028
Interest expense:
  Cash.................................................      (24,446)       (6,215)       --            (55,029)
  Non-cash.............................................      (25,388)       (6,445)       --             (3,345)
Interest income........................................        1,392           637            740         2,750
Debt restructuring costs...............................       --            --            --             (7,866)
Other, net.............................................         (245)          169           (458)        1,001
                                                         ------------  ------------  -------------  ------------
Income (loss) before reorganization items, income taxes
 and extraordinary gain................................      (34,183)      (10,436)         9,674       (50,461)
Reorganization items...................................       --            --            (38,514)       (5,730)
                                                         ------------  ------------  -------------  ------------
Loss before income taxes and extraordinary gain........      (34,183)      (10,436)       (28,840)      (56,191)
Income tax (expense) benefit...........................        8,940         3,908         (2,636)       13,444
                                                         ------------  ------------  -------------  ------------
Loss before extraordinary gain.........................      (25,243)       (6,528)       (31,476)      (42,747)
Extraordinary gain, net of income taxes................       --            --            123,672        --
                                                         ------------  ------------  -------------  ------------
Net income (loss)......................................   $  (25,243)   $   (6,528)   $    92,196    $  (42,747)
                                                         ------------  ------------  -------------  ------------
                                                         ------------  ------------  -------------  ------------
Weighted average shares outstanding....................       10,585        10,508
                                                         ------------  ------------
                                                         ------------  ------------
Net loss per share.....................................   $    (2.38)  $      (.62 )
                                                         ------------  ------------
                                                         ------------  ------------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                      ASSETS
Cash and cash equivalents:
  Unrestricted..........................................................................  $    28,288  $    30,444
  Restricted............................................................................        2,247        3,758
Accounts receivable, net................................................................       57,820       51,771
Inventories.............................................................................       52,621       53,692
Income taxes receivable.................................................................        4,965           71
Prepaid expenses and other..............................................................        1,522        1,246
                                                                                          -----------  -----------
    Total current assets................................................................      147,463      140,982
                                                                                          -----------  -----------
Property, plant and equipment, net......................................................      244,346      243,621
Reorganization value in excess of amounts allocable to identifiable assets, net.........        3,660        3,928
Intangible assets, net..................................................................        4,198        5,317
Other noncurrent assets.................................................................       30,369       29,743
                                                                                          -----------  -----------
                                                                                          $   430,036  $   423,591
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable........................................................................  $    27,386  $    20,387
Accrued liabilities.....................................................................        8,116        9,719
Accrued interest........................................................................        3,097        3,145
Employee benefits payable...............................................................        3,754        2,907
                                                                                          -----------  -----------
    Total current liabilities...........................................................       42,353       36,158
                                                                                          -----------  -----------
Long-term debt..........................................................................      279,764      261,726
Deferred income taxes...................................................................       45,216       49,376
Bank borrowings.........................................................................        2,000      --
Other noncurrent liabilities............................................................       65,840       56,225
Commitments and contingencies...........................................................      --           --
Stockholders' equity (deficit):
  Common stock, par value $.01 per share; 100 million shares authorized; 10.5 million
   shares issued and outstanding........................................................          105          105
  Paid-in capital.......................................................................       26,529       26,529
  Accumulated deficit...................................................................      (31,771)      (6,528)
                                                                                          -----------  -----------
    Total stockholders' equity (deficit)................................................       (5,137)      20,106
                                                                                          -----------  -----------
                                                                                          $   430,036  $   423,591
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                           COMMON STOCK
                                                      ----------------------    PAID-IN    ACCUMULATED
                                                       SHARES      AMOUNT       CAPITAL      DEFICIT        TOTAL
                                                      ---------  -----------  -----------  ------------  ------------
Balance, December 31, 1990..........................     31,239   $     312   $   147,543   $ (203,791)  $    (55,936)
Issuance of common stock............................        180           2         3,868       --              3,870
Net loss............................................     --          --           --           (42,747)       (42,747)
                                                      ---------  -----------  -----------  ------------  ------------
Balance, December 31, 1991..........................     31,419         314       151,411     (246,538)       (94,813)
Net loss -- pre-emergence...........................     --          --           --            (5,602)        (5,602)
                                                      ---------  -----------  -----------  ------------  ------------
Balance, September 30, 1992 --
 pre-emergence......................................     31,419         314       151,411     (252,140)      (100,415)
Adjustments for reorganization:
  Extraordinary gain on debt exchange...............     --          --           --           123,672        123,672
  Fresh start reporting adjustments.................    (31,419)       (314)     (151,411)     128,468        (23,257)
  Issuance of common stock..........................     10,501         105        26,529       --             26,634
                                                      ---------  -----------  -----------  ------------  ------------
Balance, September 30, 1992 --
 post-emergence.....................................     10,501   $     105   $    26,529       --       $     26,634
                                                      ---------  -----------  -----------  ------------  ------------
                                                      ---------  -----------  -----------  ------------  ------------
Balance, September 30, 1992                              10,501   $     105   $    26,529       --       $     26,634
Net loss............................................     --          --           --            (6,528)        (6,528)
                                                      ---------  -----------  -----------  ------------  ------------
Balance, December 31, 1992..........................     10,501         105        26,529       (6,528)        20,106
Net loss............................................     --          --           --           (25,243)       (25,243)
                                                      ---------  -----------  -----------  ------------  ------------
Balance, December 31, 1993..........................     10,501   $     105   $    26,529   $  (31,771)  $     (5,137)
                                                      ---------  -----------  -----------  ------------  ------------
                                                      ---------  -----------  -----------  ------------  ------------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               POST-EMERGENCE               PRE-EMERGENCE
                                                         --------------------------  ---------------------------
                                                                          THREE          NINE
                                                                          MONTHS        MONTHS
                                                          YEAR ENDED      ENDED          ENDED       YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,
                                                             1993          1992          1992           1991
                                                         ------------  ------------  -------------  ------------
Cash flows from operating activities:
  Net income (loss)....................................   $  (25,243)   $   (6,528)   $    92,196    $  (42,747)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization....................       17,446         4,315         20,062        23,852
      Reorganization items.............................       --            --             38,514         5,730
      Reversal of accrued interest.....................       --            --             (6,831)       --
      Debt restructuring costs.........................       --            --            --              7,866
      Extraordinary gain...............................       --            --           (123,672)       --
      Non-cash interest expense........................       25,388         6,445        --             --
      Deferred income taxes............................       (4,160)       (3,690)           525         2,262
      Change in:
        Accounts receivable............................       (6,049)        5,756         (9,343)       11,080
        Inventories....................................        1,071        (3,030)           182        20,983
        Prepaid expenses and other.....................         (276)         (940)           727          (446)
        Income taxes...................................       (4,894)         (408)        17,441       (12,856)
        Accounts payable...............................        6,999         2,517          1,139         5,549
        Accrued interest...............................          (48)       (2,914)       --             11,312
        Employee benefits payable and accrued
         liabilities...................................         (756)          612         (1,552)       --
      Prepetition liabilities paid:
        Accounts payable...............................       --            (1,093)       (15,834)       --
        Accrued interest...............................       --            --            (14,737)       --
      Increase in other noncurrent liabilities.........        1,006           985         12,518         2,259
      Other............................................          857           782           (456)          844
                                                         ------------  ------------  -------------  ------------
        Total adjustments..............................       36,584         9,337        (81,317)       78,435
                                                         ------------  ------------  -------------  ------------
  Net cash provided by operating activities before
   reorganization items paid...........................       11,341         2,809         10,879        35,688
      Reorganization items paid........................       --            (2,053)       (10,180)       (3,396)
                                                         ------------  ------------  -------------  ------------
Net cash provided by operating activities..............       11,341           756            699        32,292
                                                         ------------  ------------  -------------  ------------
                                                                                         (CONTINUED ON PAGE F-8)

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                               POST-EMERGENCE               PRE-EMERGENCE
                                                         --------------------------  ---------------------------
                                                                          THREE          NINE
                                                                          MONTHS        MONTHS
                                                          YEAR ENDED      ENDED          ENDED       YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,
                                                             1993          1992          1992           1991
                                                         ------------  ------------  -------------  ------------
Cash flows from investing activities:
  Capital expenditures.................................      (17,008)       (3,961)       (11,136)      (33,464)
  Investment in joint venture..........................       --              (325)       --               (733)
  Proceeds from sale of property, plant and
   equipment...........................................       --            --            --              2,491
  Deposits held in trust for the Texas Water
   Commission..........................................       --            --            --            (10,255)
                                                         ------------  ------------  -------------  ------------
Net cash used for investing activities.................      (17,008)       (4,286)       (11,136)      (41,961)
                                                         ------------  ------------  -------------  ------------
Cash flows from financing activities:
  Bank borrowings......................................        2,000        --            --             --
  Debt restructuring costs.............................       --            --            --             (6,501)
  Proceeds from issuance of common stock, net..........       --            --            --                 45
                                                         ------------  ------------  -------------  ------------
Net cash provided by (used for) financing activities...        2,000        --            --             (6,456)
                                                         ------------  ------------  -------------  ------------
Net decrease in cash and cash equivalents..............       (3,667)       (3,530)       (10,437)      (16,125)
  Cash and cash equivalents at beginning of period.....       34,202        37,732         48,169        64,294
                                                         ------------  ------------  -------------  ------------
  Cash and cash equivalents at end of period...........   $   30,535    $   34,202    $    37,732    $   48,169
                                                         ------------  ------------  -------------  ------------
                                                         ------------  ------------  -------------  ------------
Supplemental cash flow information:
  Cash paid for interest...............................   $   24,039    $    9,002    $    14,737    $   50,745
  Cash paid for income taxes...........................   $      114    $   --        $     1,703    $   --

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    IDENTITY OF REGISTRANT

    Rexene Corporation ("Old Rexene") was merged into its wholly-owned operating subsidiary, Rexene Products Company, on September 11, 1992 pursuant to a First Amended Plan of Reorganization (the "Amended Plan") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") (see note 2). Upon completion of the merger, Rexene Products Company changed its name to Rexene Corporation ("New Rexene"). Old Rexene, Rexene Products Company and New Rexene are hereinafter sometimes collectively or separately referred to as the "Company".

    PRINCIPLES OF CONSOLIDATION

    The   consolidated  financial   statements  of   the  Company   include  its
wholly-owned direct and indirect subsidiaries.

    CASH AND CASH EQUIVALENTS

    Cash equivalents represent short-term investments with maturities of three months or less. Restricted cash is held in a reserve account under the Amended Plan for payment of disputed claims and administrative expenses.

    INVENTORIES

    Inventories are stated at the lower of cost or market using the first-in, first-out method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Improvements are capitalized, while repair and maintenance costs are charged to operations as incurred. Certain interest costs are capitalized as part of major construction projects. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

    REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

    Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over fifteen years.

    INTANGIBLE ASSETS

    Intangible assets are stated at cost and consist primarily of licensing agreements and patents which are amortized on a straight-line basis over five years.

    DEFERRED PREOPERATING COSTS

    The incremental costs of establishing a plant in the United Kingdom have been deferred. This plant is scheduled to begin production in late 1994. These deferred preoperating costs will be amortized on a straight-line basis over five years, after commencement of production.

    INCOME TAXES

    Concurrent with fresh start reporting (see note 3), on September 30, 1992 the Company adopted Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting of income taxes. Prior to September 30, 1992, the Company accounted for income taxes under the deferred method, as prescribed under Accounting Principles Board ("APB") Opinion No. 11, "Accounting for Income Taxes".

    FOREIGN CURRENCY TRANSLATION

    Operations of the foreign subsidiary use the local currency of the country of operation as the functional currency. The resulting translation adjustments are not significant in 1993.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET LOSS PER SHARE

    Net loss per share is based on the weighted average number of common stock and common stock equivalents outstanding. The per share amount for the pre-emergence periods is not presented since such information is not comparable with the post-emergence periods.

    RECLASSIFICATIONS

    Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to conform with the 1993 presentation.

2.  CHAPTER 11 REORGANIZATION
    As a result of its reorganization under Chapter 11 of the Bankruptcy Code and the confirmation of the Amended Plan by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), the Company, among other things, (i) reduced the principal amount of its long-term debt by replacing $403 million of outstanding senior and subordinated notes of Old Rexene, which was scheduled to mature in July 1992, with $337 million of debt that becomes due in 1999 and 2002, (ii) reduced its annual cash interest requirements from approximately $74 million to a minimum amount of approximately $24 million through 1994, and (iii) issued 92.5% of the common stock of New Rexene to the holders of such debt. The Amended Plan was consummated on September 18, 1992 (the "Effective Date"). Under the Amended Plan, the holders of outstanding senior notes of Old Rexene received, pro rata as a class, (i) an equal principal amount of Increasing Rate First Priority Notes due 1999 of New Rexene at an initial interest rate of 9% per year (the "Senior Notes"), (ii) 26% of the common stock of New Rexene to be outstanding after giving effect to the Amended Plan, and (iii) $11.7 million in cash representing the prepetition interest accrued on the outstanding senior notes of Old Rexene plus interest on the prepetition interest during the reorganization under Chapter 11 of the Bankruptcy Code proceedings. The holders of outstanding subordinated notes of Old Rexene received, pro rata as a class, (i) $84.375 million aggregate principal amount of Increasing Rate Second Priority Notes due 2002 (with certain sinking fund requirements in 2001) at an initial interest rate of 10% per year (the "Subordinated Notes", and together with the Senior Notes, the "Notes"),
(ii) 66.5% of the common stock in New Rexene to be outstanding after giving effect to the Amended Plan, and (iii) $3.1 million in cash for settlement of prepetition interest. Holders of the common stock of Old Rexene became entitled to receive 7.5% of the common stock of New Rexene to be outstanding after giving effect to the Amended Plan. The Company recorded an extraordinary gain of $123.7 million as a result of exchanging the outstanding senior and subordinated debt of Old Rexene for the Notes and the common stock of New Rexene under the Amended Plan.

3.  FRESH START REPORTING
    In connection with the reorganization under Chapter 11 of the Bankruptcy Code described in note 2, the Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Specifically, the Reorganization SOP required (i) the adjustment of the Company's assets and liabilities to reflect a reorganization value (the "Reorganization Value") generally approximating the fair value of the Company as a going concern on an unleveraged basis, (ii) the elimination of its accumulated deficit, and (iii) adjustments to its capital structure to reflect consummation of the Amended Plan. Accordingly, the results of operations after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  FRESH START REPORTING (CONTINUED)
    The Reorganization Value was determined by independent financial advisors. At September 30, 1992, the Reorganization Value of $291 million was allocated to assets and liabilities as follows (in thousands):

Working capital (excluding accrued interest)..........................  $112,860
Property, plant and equipment.........................................   243,498
Reorganization value in excess of amounts allocable to identifiable
 assets...............................................................     4,298
Intangible assets.....................................................     5,598
Other noncurrent assets...............................................    30,031
Deferred income taxes.................................................   (53,066)
Other noncurrent liabilities..........................................   (52,219)
                                                                        --------
                                                                        $291,000
                                                                        --------
                                                                        --------

    Current assets and liabilities were recorded at their book value, which approximated fair value. Property, plant and equipment was recorded at reorganization value, which approximated fair value in continued use, based on an independent appraisal. Intangible assets and other noncurrent assets were recorded at their net book value, which approximated fair value. Long-term debt was recorded at present values as determined by independent financial advisors.

    Based on the allocation of the Reorganization Value in conformity with the procedures specified by the Reorganization SOP, the portion of the Reorganization Value which was not attributed to specific tangible or identifiable intangible assets of the reorganized Company was reported as "reorganization value in excess of amounts allocable to identifiable assets".

    The Company recorded the following reorganization expenses and adjustments to assets and liabilities to reflect fresh start reporting in its statement of operations for the nine months ended September 30, 1992 (in thousands):

Professional fees.....................................................  $(12,600)
Interest expense -- cash..............................................    (6,059)
Interest expense -- non-cash..........................................    (1,941)
Revaluation of assets and liabilities to fair values:
  Property, plant and equipment.......................................    50,535
  Goodwill............................................................   (16,604)
  Reorganization value in excess of amounts allocable to identifiable
   assets.............................................................     4,298
  Other noncurrent assets.............................................   (11,904)
  Deferred income taxes...............................................   (50,346)
  Pension liability...................................................     7,067
Other.................................................................      (960)
                                                                        --------
                                                                        $(38,514)
                                                                        --------
                                                                        --------

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  ACCOUNTS RECEIVABLE
    Accounts receivable consist of the following (in thousands):

                                                        DECEMBER 31,
                                                    --------------------
                                                     1993         1992
                                                    -------      -------
Trade.............................................  $57,697      $52,137
Other.............................................    3,930        4,143
                                                    -------      -------
                                                     61,627       56,280
Less allowances...................................   (3,807)      (4,509)
                                                    -------      -------
                                                    $57,820      $51,771
                                                    -------      -------
                                                    -------      -------

    Bad debt expense for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991 is $223,000, $300,000, $327,000 and $1,175,000,
respectively.

5.  INVENTORIES
    Inventories consist of the following (in thousands):

                                                       DECEMBER 31,
                                                    ------------------
                                                     1993       1992
                                                    -------    -------
Raw materials.....................................  $11,313    $14,971
Work in progress..................................    6,694      7,481
Finished goods....................................   34,614     31,240
                                                    -------    -------
                                                    $52,621    $53,692
                                                    -------    -------
                                                    -------    -------

6.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following (in thousands):

                                                         DECEMBER 31,
                                                    ----------------------
                                                      1993          1992
                                                    --------      --------
Land..............................................  $  5,738      $  5,276
Buildings.........................................    17,758        13,841
Plant and equipment...............................   230,026       216,440
Construction in progress..........................    10,530        11,728
                                                    --------      --------
                                                     264,052       247,285
Less accumulated depreciation.....................   (19,706)       (3,664)
                                                    --------      --------
                                                    $244,346      $243,621
                                                    --------      --------
                                                    --------      --------

    Depreciation expense for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991 is $16,059,000, $3,664,000, $17,689,000 and $20,656,000,
respectively. During the year ended December 31, 1993, the three months ended December 31, 1992 and the year ended December 31, 1991, $1,259,000, $312,000 and $4,685,000, respectively, of interest was capitalized in connection with construction projects. No interest was capitalized during the nine months ended September 30, 1992.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS AND INTANGIBLE ASSETS
    Reorganization value in excess of amounts allocable to identifiable assets and intangible assets, net of accumulated amortization are (in thousands):

                                                       DECEMBER 31,
                                                    ------------------
                                                     1993        1992
                                                    ------      ------
Reorganization value in excess of amounts
 allocable to identifiable assets.................  $4,298      $4,298
Less accumulated amortization.....................    (638)       (370)
                                                    ------      ------
                                                    $3,660      $3,928
                                                    ------      ------
                                                    ------      ------
Intangible assets.................................  $5,598      $5,598
Less accumulated amortization.....................  (1,400)       (281)
                                                    ------      ------
                                                    $4,198      $5,317
                                                    ------      ------
                                                    ------      ------

8.  OTHER NONCURRENT ASSETS
    Other noncurrent assets consist of the following (in thousands):

                                                       DECEMBER 31,
                                                    ------------------
                                                     1993       1992
                                                    -------    -------
Spare parts inventories...........................  $16,654    $18,107
Deposits held in trusts...........................   10,523     10,428
Deferred preoperating costs.......................    1,322      --
Other.............................................    1,870      1,208
                                                    -------    -------
                                                    $30,369    $29,743
                                                    -------    -------
                                                    -------    -------

    The deposits held in trusts for the benefit of the Texas Water Commission were established and funded to comply with the financial assurance requirements of the Resource Conservation and Recovery Act.

9.  ACCRUED LIABILITIES
    Accrued liabilities consist of the following (in thousands):

                                                      DECEMBER 31,
                                                    ----------------
                                                     1993      1992
                                                    ------    ------
Accrued taxes, other than income..................  $2,555    $3,122
Accrued reorganization costs and disputed
 claims...........................................     435     2,422
Other accrued expenses............................   5,126     4,175
                                                    ------    ------
                                                    $8,116    $9,719
                                                    ------    ------
                                                    ------    ------

10. BANK BORROWINGS
    The Company entered into a loan agreement dated September 18, 1992 (the "Loan Agreement") as subsequently amended, with Transamerica Business Credit Corporation providing for a credit facility for general corporate purposes of up to $35 million, $15 million of which may be used for financing the operations of a subsidiary in the United Kingdom. The Loan Agreement includes a sub-facility of $15 million for stand-by letters of credit. The Loan Agreement terminates December 31, 1996. The Company pays interest on borrowed funds at 1.5% above the prime rate. At December 31, 1993, the Company had borrowed $2.0 million under the Loan Agreement at an annual interest rate of 7%. There were no borrowings under the Loan Agreement in 1992. At December 31, 1993 and 1992

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. BANK BORROWINGS (CONTINUED)
approximately $2.9 million and $1.1 million, respectively, of stand-by letters of credit were outstanding under the Loan Agreement. Funds advanced under the Loan Agreement are secured by a first lien on the Company's (i) inventory, (ii) accounts receivable, other than intercompany receivables, (iii) letters of credit and (iv) the proceeds of the above. The Loan Agreement also contains certain continuing obligations, such as the maintenance of a minimum cash flow coverage ratio, as well as restrictions or prohibitions covering, among other things, the incurrence of other indebtedness, asset sales, investments, dividend payments, mergers and acquisitions.

11. LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                        DECEMBER 31,
                                                    --------------------
                                                      1993        1992
                                                    --------    --------
Senior Notes due November 15, 1999................  $253,000    $253,000
Subordinated Notes due November 15, 2002 (subject
 to certain sinking fund payments
 in 2001).........................................    95,342      87,249
Less: unamortized discount........................   (68,578)    (78,523)
                                                    --------    --------
                                                    $279,764    $261,726
                                                    --------    --------
                                                    --------    --------

    The long-term debt was recorded at its fair market value at the Effective Date. The resulting discount from the face amount is accreted to interest expense over the term of the Notes. The Company believes, based on its understanding of the bid and ask prices at December 31, 1993, that the aggregate fair market value of the long-term debt is approximately $36 million greater than its net book value.

    The Senior Notes are secured by a first lien on all of the assets of the Company and its subsidiaries, other than (i) accounts receivable, other than intercompany receivables, (ii) inventory, (iii) cash and cash equivalents, and
(iv) certain nonmaterial excluded assets (the "Collateral").

    Interest is payable on the Notes semiannually on May 15 and November 15. In addition, the interest rates on the Senior and Subordinated Notes increase beginning in 1995 and 1996, respectively. The annual interest rate on the Senior Notes is 9% through November 14, 1995, 12% from November 15, 1995 through November 14, 1996 and 14% thereafter. The Subordinated Notes are secured by a second lien on the Collateral. The annual interest rate on the Subordinated
Notes is 10% through November 14, 1996, 12% from November 15, 1996 through November 14, 1997 and 14% thereafter.

    For each interest period ending on or prior to November 15, 1994, the Company may pay up to 90% of the interest due on the Subordinated Notes by delivering additional Subordinated Notes in lieu of cash ("Pay-in-Kind"), if certain financial tests are met. In 1993 and 1992, the Board of Directors exercised the Pay-in-Kind feature and issued $8.1 million and $2.9 million, respectively, of Subordinated Notes.

    The Pay-in-Kind feature expires on November 15, 1994, and the Company's annual cash interest requirements will increase approximately $10.0 million, commencing with the semi-annual interest payment due on May 15, 1995.

    The Senior Notes, and after all Senior Notes are redeemed, the Subordinated Notes, are redeemable at the option of the Company, at any time in whole or from time to time in part, at a price equal to 100% of the principal amount to be redeemed plus accrued interest to the redemption date. In addition

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LONG-TERM DEBT (CONTINUED)
the Company may at any time purchase Senior Notes in the open market. In the event the Company generates "excess cash flow" from operations (as defined in the indenture governing the Senior Notes) in any fiscal year, the Company is required to make an offer to purchase Senior Notes at par in an amount equal to such excess cash flow. However, the cash purchase price of Senior Notes acquired in the open market (not previously applied as a credit) may be credited towards the excess cash flow offer requirement. In addition, in the event of asset sales exceeding $8 million in the aggregate during any four consecutive fiscal quarters, the Company is required to make an offer to purchase Senior Notes and thereafter, if applicable, Subordinated Notes at par in an amount equal to the net proceeds (as defined in the indentures governing the Notes (the "Indentures")) of such asset sales. Open market purchases cannot be credited towards the asset sale redemption requirement. The Indentures contain covenants which, among other things (i) limit the Company's ability to incur additional indebtedness, (ii) limit restricted payments (e.g. dividends, purchases or redemption of subordinated indebtedness, purchases or redemption of capital stock and certain investments), (iii) limit the incurrence of liens other than certain permitted liens, (iv) restrict transactions with stockholders and affiliates, (v) require the maintenance of a minimum stockholders' equity, and
(vi) limit certain investments.

12. OTHER NONCURRENT LIABILITIES
    Other noncurrent liabilities consist of the following (in thousands):

                                                       DECEMBER 31,
                                                    ------------------
                                                     1993       1992
                                                    -------    -------
Accrued environmental remediation costs...........  $23,357    $24,298
Accumulated postretirement benefit obligation
 (note 17)........................................   14,729     13,152
Noncurrent interest payable.......................   11,630      3,021
Lawsuit accrual (note 20).........................    7,400      7,400
Other.............................................    8,724      8,354
                                                    -------    -------
                                                    $65,840    $56,225
                                                    -------    -------
                                                    -------    -------

    Noncurrent interest payable represents non-cash interest accrued in accordance with Emerging Issues Task Force ("EITF") Issue No. 86-15, "Increasing Rate Debt". Under EITF Issue No. 86-15, aggregate interest expense is charged in equal amounts over the estimated term of the Notes (see note 15).

13. COMMITMENTS
    The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of noncancellable operating lease agreements are as follows (in thousands):

For the years ending December 31,
  1994............................................  $ 7,721
  1995............................................    6,255
  1996............................................    3,786
  1997............................................    1,581
  1998............................................      512
  1999 and thereafter.............................    4,517
                                                    -------
Total minimum lease payments......................  $24,372
                                                    -------
                                                    -------

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS (CONTINUED)
    Rental expense under operating leases for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991, approximated $7,630,000, $2,024,000, $6,451,000 and $7,810,000, respectively.

14. INCOME TAXES
    At September 30, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes", concurrent with its adoption of fresh start reporting. For periods prior to the three months ended December 31, 1992, the Company accounted for income taxes under principles provided in APB 11. Therefore, the income tax benefit for the year ended December 31, 1993 and the three months ended December 31, 1992 is not comparable with the income tax expense (benefit) for the nine months ended September 30, 1992 and the year ended December 31, 1991.

    The current income tax benefit for the year ended December 31, 1993 includes a federal income tax benefit of $4.0 million, relating primarily to the carryback of the Company's 1993 net operating loss to the year ended December 31, 1990. The income tax benefit for the nine months ended September 30, 1992 is principally for alternative minimum taxes. During the bankruptcy proceedings in 1992, all federal income tax matters through the 1991 tax year were resolved which resulted in, among other things, a refund of $17.2 million from the Internal Revenue Service.

    The Company has unused net operating loss carryforwards of $1.2 million at December 31, 1993 that expire in the year 2004 and an alternative minimum tax credit carryforward of approximately $1.6 million. The utilization of the net operating loss carryforwards and tax credit carryforwards is shown as a charge equivalent to federal income taxes in 1991.

    Income tax (expense) benefit consists of the following (in thousands):

                                               THREE MONTHS    NINE MONTHS
                                 YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                    1993           1992           1992            1991
                                ------------   ------------   -------------   ------------
Current:
  State.......................  $      (610)   $       177    $        683    $       220
  Federal.....................        5,390             41          (2,794)        16,399
Deferred income taxes.........        4,160          3,690            (525)        (2,262)
Charge equivalent to federal
 income taxes.................      --             --              --                (913)
                                ------------   ------------   -------------   ------------
                                $     8,940    $     3,908    $     (2,636)   $    13,444
                                ------------   ------------   -------------   ------------
                                ------------   ------------   -------------   ------------

    Deferred income tax provisions under SFAS 109 result from temporary differences between the basis of assets and liabilities for financial reporting purposes. Under APB 11 the deferred income tax provisions result from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The deferred income tax benefit for the year ended December 31, 1993 is net of a charge of $1.3 million to record the effect of the Omnibus Budget Reconciliation Act of 1993,

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
which increased the corporate federal tax rate from 34% to 35%, retroactive from January 1, 1993. The nature of the temporary differences under SFAS 109 and timing differences under APB 11 and the tax effects are as follows (in thousands):

                                                         THREE MONTHS    NINE MONTHS
                                           YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                              1993           1992           1992            1991
                                          ------------   ------------   -------------   ------------
Depreciation and amortization...........  $    (5,119)   $     1,571    $     (3,010)   $    (2,708)
Non-cash interest.......................       10,700          2,096         --             --
Non-qualified executive stock option
 plan...................................      --             --              --                (970)
Effect of change in federal statutory
 income tax rates.......................       (1,333)       --              --             --
Accrual for lawsuit.....................      --             --                2,504        --
Capitalized inventory costs.............      --             --              --                 312
Other, net..............................          (88)            23             (19)         1,104
                                          ------------   ------------   -------------   ------------
                                          $     4,160    $     3,690    $       (525)   $    (2,262)
                                          ------------   ------------   -------------   ------------
                                          ------------   ------------   -------------   ------------

    Deferred income taxes consist of the following (in thousands):

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1993        1992
                                                                       ----------  ----------
Excess financial over tax basis of property, plant and equipment.....  $   69,533  $   63,962
Excess tax over financial basis of the Notes.........................       9,168      16,396
                                                                       ----------  ----------
  Gross deferred tax liabilities.....................................      78,701      80,358
Accounts receivable..................................................      (1,639)     (2,188)
Inventories..........................................................        (666)     (2,485)
Intangible assets....................................................      (1,140)     (2,780)
Other noncurrent assets..............................................      (4,474)     (3,180)
Other noncurrent liabilities.........................................     (23,600)    (19,982)
Other................................................................      (1,966)       (367)
                                                                       ----------  ----------
                                                                       $   45,216  $   49,376
                                                                       ----------  ----------
                                                                       ----------  ----------

    The effective income tax rate differs from the amount computed by applying the federal income tax rate to income before income taxes. The federal income tax rate was 35% for the year ended

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
December 31, 1993 and 34% for the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991. The reasons for these differences are as follows (in thousands):

                                                         THREE MONTHS    NINE MONTHS
                                           YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                              1993           1992           1992            1991
                                          ------------   ------------   -------------   ------------
Tax computed at federal statutory tax
 rate...................................  $    11,964    $     3,549    $      9,806    $    19,104
State income taxes......................         (397)           116             461            168
Differences in financial and tax bases
 of assets and liabilities..............      --             --               (3,893)        (4,496)
Non-deductible amortization.............         (493)       --              --             --
Non-cash interest.......................         (728)       --              --             --
Effect of change in federal statutory
 income tax rate........................       (1,333)       --              --             --
Reorganization items....................      --                 325          (8,133)       --
Non-qualified executive stock option
 plan...................................      --             --              --              (1,180)
Other, net..............................          (73)           (82)           (877)          (152)
                                          ------------   ------------   -------------   ------------
Income tax (expense) benefit............  $     8,940    $     3,908    $     (2,636)   $    13,444
                                          ------------   ------------   -------------   ------------
                                          ------------   ------------   -------------   ------------

15. INTEREST EXPENSE
    Cash interest for the year ended December 31, 1993 and the three months ended December 31, 1992 consists of interest on the Senior Notes and 10% of the interest on the Subordinated Notes. The remaining 90% of the interest on the Subordinated Notes is included as non-cash interest in accordance with the Pay-in-Kind feature (see note 11). In addition, non-cash interest includes (i) accretion on the Notes (see note 11), (ii) an adjustment for EITF Issue No. 86-15 (see note 12), and (iii) an adjustment for interest capitalized in connection with construction projects (see note 6).

16. OTHER STATEMENT OF OPERATIONS INFORMATION
    Other, net for the nine months ended September 30, 1992 includes an accrual of $7.4 million relating to the adverse judgment in the class action lawsuit discussed in note 20 which was partially offset by a reversal of postpetition interest of $6.8 million accrued as of December 31, 1991 and $1.5 million of business interruption insurance proceeds received in 1992 for an electrical outage at the Odessa, Texas facility in May 1991.

    During 1991 the Company incurred $7.9 million of debt restructuring costs. Included in other income for the year ended December 31, 1991 is approximately $1 million in license fees from a joint venture with Ube Industries, Ltd.

    Export  sales of the  Company were $30,495,000,  $9,295,000, $33,806,000 and
$71,570,000 for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991, respectively. The majority of export sales were to foreign companies through agents and domestic offices of foreign companies, which are responsible for the actual export of the product to a variety of locations. Accordingly, amounts of export sales to specific geographic locations are not available.

    Maintenance and repair  expenses were  $27,017,000, $6,221,000,  $18,244,000 and $26,665,000 for the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991, respectively.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EMPLOYEE BENEFITS

    SAVINGS PLAN

    The Company sponsors an employee savings plan (the "Savings Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 10% of their base salary up to a maximum of $8,994 annually to the Savings Plan. The Company matches a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base salary. Employee contributions are fully vested. Employer contributions are fully vested upon retirement or after five years of service. For 1993, 1992 and 1991, the Company matched 25% of the employee contributions up to the 6% limit. The Company contributed approximately $351,000, $96,000, $275,000 and $351,000 to the Savings Plan during the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991, respectively.

    PENSION PLANS

    The Company has two noncontributory defined benefit plans (the "Pension Plans") covering substantially all full time employees. Benefits provided under the Pension Plans are primarily based on years of service and the employee's final average earnings. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.

    Net pension expense consists of the following (in thousands):

                                                         THREE MONTHS    NINE MONTHS
                                           YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                              1993           1992           1992            1991
                                          ------------   ------------   -------------   ------------
Service cost............................  $     1,279    $       369    $      1,108    $     1,601
Interest accrued on pension
 obligations............................          976            239             717          1,064
Actual cash return on plan assets.......       (1,278)          (137)           (446)        (1,565)
Net amortization and deferral...........          162        --                 (540)           726
                                          ------------        ------    -------------   ------------
Net pension expense.....................  $     1,139    $       471    $        839    $     1,826
                                          ------------        ------    -------------   ------------
                                          ------------        ------    -------------   ------------

    The following table sets forth the funded status of the Pension Plan (in thousands):

                                                                                          1993        1992
                                                                                       ----------  ----------
Actuarial present value of benefit obligations:
  Vested benefits....................................................................  $   11,924  $    9,476
                                                                                       ----------  ----------
                                                                                       ----------  ----------
  Accumulated benefit obligation.....................................................  $   13,822  $   10,820
                                                                                       ----------  ----------
                                                                                       ----------  ----------
Projected benefit obligation.........................................................  $   16,518  $   13,161
Plan assets at fair value............................................................     (14,238)    (12,109)
                                                                                       ----------  ----------
Excess of projected benefit obligations over plan assets.............................       2,280       1,052
Unrecognized net loss................................................................      (1,392)     --
Prior service cost...................................................................         125      --
Other................................................................................         100      --
                                                                                       ----------  ----------
Pension liability included in other noncurrent liabilities...........................  $    1,113  $    1,052
                                                                                       ----------  ----------
                                                                                       ----------  ----------

    At December 31, 1993 and 1992, in determining the present value of benefit obligations, a discount rate of 7.0% and 7.5% was used, respectively. The assumption for the increase in future compensation levels was 4.5% at December 31, 1993 and 1992. At December 31, 1993 and 1992, the expected long-term rate of return on assets used in determining future service costs was 9.0%.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EMPLOYEE BENEFITS (CONTINUED)
    POSTEMPLOYMENT BENEFITS

    Concurrent with fresh start reporting (see note 3), on September 30, 1992 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which generally requires an employer to recognize the obligation to provide postemployment benefits. The obligation for postemployment benefits at December 31, 1993 and 1992 approximated $1.2 million and is included in other noncurrent liabilities.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors life and health welfare benefits plans for its current and future retirees. Concurrent with fresh start reporting (see note 3), on September 30, 1992 the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires an accrual method of accounting for certain postretirement benefits. Adoption of SFAS 106 did not have a material effect on the September 30, 1992 financial statements since the Company had recorded an estimated liability for these benefits as part of purchase accounting entries recorded in 1988. Prior to September 30, 1992, the cost of net postretirement benefits other than pensions were recognized using the pay-as-you-go basis.

    Net postretirement benefit cost consists of the following (in thousands):

                                               THREE MONTHS
                                 YEAR ENDED       ENDED
                                DECEMBER 31,   DECEMBER 31,
                                    1993           1992
                                ------------   ------------
Service cost..................  $       760    $       175
Interest cost.................        1,070            234
                                ------------         -----
                                $     1,830    $       409
                                ------------         -----
                                ------------         -----

    The actuarial value of postretirement benefit obligations consists of (in thousands):

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1993       1992
                                                                     ---------  ---------
Active participants eligible for retirement........................  $   3,016  $   3,025
Active participants not yet eligible for retirement................      3,736      5,655
Retired participants...............................................      3,154      4,472
Prior service cost.................................................        914     --
Net unrecognized gain..............................................      3,909     --
                                                                     ---------  ---------
Accumulated postretirement benefit obligation......................  $  14,729  $  13,152
                                                                     ---------  ---------
                                                                     ---------  ---------

    In 1993 and 1992, in determining the value of postretirement benefit obligations, a discount rate of 7.0% and 8.25%, respectively, was used, and in 1993 the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 15% in 1994, and descending to 6.5% in 2006 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $800,000 and would increase the net postretirement benefit cost for the year ended December 31, 1993 by approximately $90,000.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EMPLOYEE BENEFITS (CONTINUED)
    STOCK OPTION PLANS FOR EMPLOYEES

    In  July  1988,  the Company  adopted  a  stock incentive  plan  (the "Stock
Incentive Plan") providing for the granting of stock options for, stock appreciation rights in, and the sale of restricted shares of, common stock. The number of shares of common stock issuable under the Stock Incentive Plan is limited to 87,500 shares in the aggregate.

    In 1993, the Company adopted a non-qualified stock option plan (the "Employee Plan") providing for the granting of 700,000 stock options for common stock to key salaried employees of the Company.

    Changes in stock options during the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992 and the year ended December 31, 1991, are summarized as follows:

                                            OPTIONS       PRICE RANGE
                                          OUTSTANDING      PER SHARE
                                          ------------   --------------
Balance at December 31, 1990............       21,975    $10.00-$304.00
Granted.................................       20,125     93.60
Exercised...............................       (4,500)    10.00
Cancelled...............................       (2,350)    93.60- 304.00
                                          ------------
Balance at December 31, 1991............       35,250     10.00- 304.00
Cancelled...............................       (3,250)    65.20- 304.00
                                          ------------
Balance at December 31, 1992............       32,000     10.00- 304.00
Granted.................................      207,000      3.43
Cancelled...............................      (18,700)    93.60- 304.00
                                          ------------
Balance at December 31, 1993............      220,300    $ 3.43-$304.00
                                          ------------
                                          ------------

    All of the data above has been adjusted to reflect a 40-for-1 reverse stock split effected in connection with the merger of Old Rexene into Rexene Products Company as described in note 1. Of the employee options outstanding at December 31, 1993, 12,500 are exercisable.

    NON-QUALIFIED STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

    In 1993, the Company adopted a non-qualified stock option plan for outside directors (the "Directors Plan") providing for the granting of 225,000 stock options for common stock. The Directors Plan provided for the automatic grant as of January 1, 1993 and January 1, 1994 to each non-employee director of options to purchase 12,500 shares of common stock, other than the Chairman of the Board for whom an award on each grant date of options to purchase 16,667 shares of common stock was provided. The exercise price of the options to purchase 104,167 shares of common stock granted in each year under the Directors Plan as of January 1, 1994 and 1993 was $0.43 and $0.63 per share, respectively.

    STOCK OPTION FOR FORMER OFFICER

    In 1992, the Company granted a stock option to purchase at an aggregate exercise price of $901,120, for a five-year period, an amount equal to one percent of the common stock outstanding from the Effective Date, giving effect to the Amended Plan and other adjustments.

    STOCK BONUS PLAN

    During 1985, the Company established an employee stock bonus plan (the "Stock Bonus Plan") for the benefit of its employees. Contributions were made at the discretion of the Company. Effective

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EMPLOYEE BENEFITS (CONTINUED)
January   1,  1992,  all  participants  (as  defined)  became  100%  vested  and participation in the Stock Bonus Plan was frozen. The Company does not intend to make further contributions to the Stock Bonus Plan (see note 20).

18. SHARE PURCHASE RIGHTS PLAN
    In January 1993, the Company adopted a share purchase rights plan ("Share Rights Plan") by declaring a dividend distribution on February 8, 1993 of one Common Stock Purchase Right ("Right") on each outstanding share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles stockholders to purchase such number of shares of common stock at an exercise price of $25.00 as determined under formulas set out in the Share Rights Plan.

    If the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Rights' then-current exercise price, a number of shares of the acquiring Company's common stock having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then-current exercise price, a number of shares of common stock having a market value of twice such price.

    Following the acquisition by a person of beneficial ownership of 15% or more of the Company's common stock and prior to an acquisition of 50% or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by the acquiring person or group), in whole or in part, at an exchange ratio of one share of common stock per Right.

    The Company can terminate the Rights at no cost any time prior to the acquisition of a 15% position. The termination period can be extended by the Board of Directors. The rights expire February 8, 2003.

19. RELATED PARTY TRANSACTIONS
    Pursuant to a letter agreement dated March 16, 1992 between the Company and its Chairman of the Board, Arthur L. Goeschel, the Company agreed to pay Mr. Goeschel, in addition to his normal director fees, a sum of $2,750 per day plus expenses for each day over five days per quarter that he spends on Company matters. Under this letter agreement, the Company paid Mr. Goeschel $107,250, $60,500 and $137,500 in additional fees for the year ended December 31, 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, respectively. Mr. Goeschel is also a director of Calgon Carbon Corporation ("Calgon"). During the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992, and the year ended December 31, 1991, the Company purchased approximately $44,000, $36,000, $54,000 and $126,000, respectively, of materials from Calgon in the ordinary course of business.

    A son of Mr. Andrew J. Smith, the Chief Executive Officer and a director of the Company, became a Vice President in 1990 and a stockholder in 1993 of Orion Pacific, Inc. ("Orion"). In August 1993 the son of Mr. Smith resigned as an officer and employee of Orion. Pursuant to contractual arrangements originated in 1988, (i) the Company sells to Orion certain (a) discarded by-products which Orion extracts from Company landfills and (b) scrap products, and (ii) Orion packages and processes a portion of the Rextac amorphous polyalphaolefins ("APAO") manufactured by the Company at its plant in Odessa, Texas. During the year ended December 31, 1993, the three months ended December 31, 1992, the nine months ended September 30, 1992, and the year ended December 31, 1991, the Company sold approximately $283,000, $241,000, $671,000 and $1,005,000, respectively, of such by-product and scrap products to Orion in the ordinary course of business. For the same periods, the

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. RELATED PARTY TRANSACTIONS (CONTINUED)
Company purchased approximately $1,551,000, $302,000, $1,033,000 and $1,087,000,
respectively, of APAO processing and packaging services and miscellaneous materials from Orion. At December 31, 1993, the net payable to Orion was approximately $55,000 and at December 31, 1992, the net receivable from Orion was approximately $332,000. In 1990, Orion sold its APAO processing and packaging technology to the Company for $750,000. The Company has also agreed to pay Orion an additional $250,000 per plant for each APAO plant utilizing the technology which the Company builds outside the United States (excluding a certain joint venture plant in Japan). The Company currently licenses this technology to Orion so that Orion can continue providing these services to the Company.

    Mr. Ilan Kaufthal, a director of the Company, is a managing director of Wertheim Schroder & Co. Incorporated ("Wertheim"). In February 1991, an unofficial committee of holders of debt securities of the Company retained Wertheim as its financial advisor at the Company's expense. In November 1991, the official committee of unsecured creditors in the Company's bankruptcy proceeding also retained Wertheim as its financial advisor at the Company's expense. Pursuant to these engagements, the Company paid Wertheim fees of $860,000 and $1,075,000 for the nine months ended September 30, 1992 and the year ended December 31, 1991, respectively. In December 1992, the Company retained Wertheim as its financial advisor with respect to the adoption of a share purchase rights plan (see note 18) for approximately $78,000.

    The American International Group, Inc. ("AIG") of which Mr. Kevin Clowe, a director of the Company, is a corporate officer provides various types of insurance for the Company. During 1993, the Company paid approximately $2.8 million in premiums and fees to subsidiaries of AIG. In addition, a subsidiary of AIG is the beneficiary of a standby letter of credit of $1.2 million to ensure payment of premiums.

    On March 2, 1992, Mr. William Gilliam resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with Mr. Gilliam's resignation, the Company, Mr. Gilliam, and Gilliam and Company, Inc., a corporation of which Mr. Gilliam was the sole shareholder ("GCI"), with the approval of the Bankruptcy Court, entered into an agreement which, among other things, (i) terminated a management agreement (the "Management Agreement") between the Company and GCI which had been suspended during the Chapter 11 proceedings, (ii) granted to Mr. Gilliam a stock option (see note 17), and (iii) paid $500,000 to Mr. Gilliam.

    Under the Management Agreement, as consideration for advisory and consulting services, the Company agreed to pay GCI a fee of $1 million per year plus reimbursement of expenses. For the year ended December 31, 1991, the Company paid GCI approximately $800,000. In addition, the Company reimbursed GCI approximately $653,000 in such year for expenses primarily consisting of the operating costs for GCI aircraft used in connection with Company business.

    In April 1988, the Company was sold (the "1988 Merger") by its then current stockholders (the "Selling Stockholders"). Pursuant to the merger agreement for the 1988 Merger (the "1988 Merger Agreement") and a related escrow agreement, $30 million of the purchase price was deposited into an escrow account (the "Escrow Account") on behalf of the Selling Stockholders to indemnify the Company against certain contingencies. In December 1992, the Company entered into a memorandum agreement (the "Escrow Settlement Agreement") for the disposition of the principal balance of the Escrow Account and accrued interest thereon (less certain prior distributions). Pursuant to the Escrow Settlement Agreement, the Escrow Account, among other things, (i) distributed approximately $32.1 million to the Selling Stockholders, (ii) paid approximately $1 million to reimburse the Company for its net expenses (plus interest thereon) in defending certain lawsuits, (iii) retained $2.25 million as a reserve to pay certain potential expenses of the Escrow Account and (iv) retained $2 million which will be available to the Company to pay up to 50% of any portion of a final judgment or

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. RELATED PARTY TRANSACTIONS (CONTINUED) settlement in the Izzarelli litigation (as hereafter described in note 20) which is not paid by insurance. As a result of the Escrow Settlement Agreement, Mr. Smith, Dr. Lavon N. Anderson, the president and chief operating officer and a director of the Company, and Mr. Jack E. Knott, executive vice president of sales and market development of the Company, received approximately $660,000, $85,000 and $71,000 from the Escrow Account, respectively in 1992. Any amounts being reserved by the Escrow Account which are not utilized for their intended purpose will be available for future distribution to the Selling Stockholders. In all negotiations concerning the Escrow Account, the Selling Stockholders were represented by a committee appointed under the 1988 Merger Agreement and by counsel to such committee. Mr. Smith, Dr. Anderson and Mr. Knott were not members of such committee and did not participate in any of the negotiations between the Company and the committee.

20. CONTINGENCIES
    The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company recorded $23.4 million as an estimate at December 31, 1993 of its total potential environmental liability with respect to remediating site contamination, which it believes is adequate. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

    STOCKHOLDER CLASS ACTION LITIGATION

    In January 1990, a purported class action was filed in the United States District Court, Northern District of Texas, by an alleged stockholder of the Company on behalf of purchasers of common stock of Old Rexene between October 23, 1989 and December 27, 1989. The defendants in this action presently include the Company, one of its current directors and certain of its former directors. The class has been certified with an intervenor as the class representative. The intervenor's complaint asserts claims under Section 10b-5 of the Securities Exchange Act of 1934, and state common law grounds. The plaintiff alleges that public statements made by certain directors of the Company created a misleading impression of the Company's financial condition thereby artificially inflating the price of the common stock of Old Rexene. The plaintiff seeks compensatory damages, prejudgment interest, a recovery of costs and attorneys' fees, and such other relief as may be deemed just and proper. Discovery is ongoing.

    In the Company's Chapter 11 proceeding, the intervening plaintiff filed a proof of claim on behalf of herself and the purported class seeking in excess of $10 million based upon the allegations in the litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of the plaintiff unaltered thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. CONTINGENCIES (CONTINUED)

    IZZARELLI STOCK BONUS PLAN CLASS ACTION LITIGATION

    In February 1991, a class action lawsuit was filed in the United States District Court for the Western District of Texas -- Midland Division (the "Trial Court") against the Company, the Stock Bonus Plan and Texas Commerce Bank -- Odessa (the former trustee for the Stock Bonus Plan) by two former employees of the Company on behalf of themselves and all other 1986 participants in the Stock Bonus Plan (the "Izzarelli Class"). The complaint alleges that the Company amended the Stock Bonus Plan in 1987 and 1988 to deprive the Izzarelli Class of stock benefits to which they would have been entitled had the Stock Bonus Plan not been amended. The plaintiffs assert claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") for breach of fiduciary duties to the participants and for violation of ERISA's provision prohibiting amendments to the Stock Bonus Plan after benefits have accrued to participants. The plaintiffs seek actual damages, attorneys' fees, costs and expenses, and such further relief as may be deemed appropriate. After a trial, the Trial Court in July 1992 entered a judgment against the Company in the amount of $6.6 million (as subsequently amended) plus costs of court. In November 1992, the Trial Court awarded the Izzarelli Class $595,000 for attorneys' fees and out-of-pocket expenses. The Company has recorded an accrual of $7.4 million to reflect this judgment. The Company has appealed the judgment to the United States Court of Appeals for the Fifth Circuit. The Izzarelli Class has also filed an appeal with respect to the amount of damages awarded and the judgment in favor of Texas Commerce Bank -- Odessa. These appeals are pending.

    In the Bankruptcy Court, the Izzarelli Class filed proofs of claim for $27.7 million. The Izzarelli Class has pending before the Bankruptcy Court a motion to alter or amend the order confirming the Amended Plan and a motion to allow their claim based upon the judgment entered by the Trial Court. The Company believes that if the Bankruptcy Court granted these motions, the Izzarelli Class would be allowed to enforce its judgment unless the Company posted a bond or other security. Pursuant to a request by the Company, the Bankruptcy Court on November 4, 1992 entered an order continuing such motions until the resolution of the appeals pending in the Fifth Circuit Court of Appeals. The Izzarelli Class has appealed the Bankruptcy Court's continuation order to the United States District Court for the District of Delaware, which dismissed the appeal on September 29, 1993. The Izzarelli Class then filed an appeal with the United States Court of Appeals for the Third Circuit. This appeal is pending.

    Pursuant to an agreement in December 1992 regarding the distribution of the remaining balance in an escrow account established in connection with a 1988 merger involving the Company, there is $2 million being retained in the escrow account which will be available to the Company to pay up to 50% of any portion of a final judgment or settlement in this matter which is not paid by insurance. The Company intends to pursue claims for recovery of the amount of any final judgment or settlement against its insurance carrier subject to policy limits of $10 million. Although the insurance carrier has been paying the Company's attorneys' fees, it has otherwise denied coverage and reserved all rights.

    PHILLIPS BLOCK COPOLYMER LITIGATION

    In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern
District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the Court appointed a Special

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. CONTINGENCIES (CONTINUED)
Master who conducted a hearing on these motions and thereafter recommended to the Court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the Special Master, to reject the recommendation of the Special Master and to enter partial summary judgment for Phillips. The Court has entered an order denying Phillips' motion to disqualify the Special Master. The summary judgment motions are still pending. In the Company's Chapter 11 proceedings, Phillips filed proofs of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claims and elected to leave the legal, equitable and contractual rights of Phillips unaltered thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

    PHILLIPS CRYSTALLINE LICENSE LITIGATION

    In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleges that the Company is infringing Phillips' Patent No. 4,376,851 (the "851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983 (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleges that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement, all conditions precedent to such termination had occurred. The complaint further alleges that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleges that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleges that the License Agreement is void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the Court entered an order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. Trial has been scheduled for October 19, 1994. In the Company's Chapter 11 proceedings, Phillips filed proofs of claim seeking in excess of $147 million based upon the allegations in this litigation. The Company objected to the claims and elected to leave the legal, equitable and contractual rights of Phillips unaltered thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

    With respect to each of the litigation matters described above, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial condition.

    The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position.

                      REXENE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Summarized quarterly financial information for the year ended December 31, 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992 is as follows (in thousands, except per share data):

                                                     POST-EMERGENCE                                    PRE-EMERGENCE
                           -------------------------------------------------------------------   -------------------------
                                                               FOR THE QUARTERS ENDED
                           -----------------------------------------------------------------------------------------------
                           DECEMBER 31,   SEPTEMBER 30,   JUNE 30,    MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                               1993           1993          1993        1993          1992           1992          1992
                           ------------   -------------   ---------   ---------   ------------   -------------   ---------
Net sales................  $   102,893    $    111,188    $ 105,998   $109,274    $    98,854    $    109,640    $ 102,763
Gross profit.............       12,184          14,537       13,613     13,410         12,122          12,386       16,288
Loss before extra-
 ordinary gain...........       (5,608)         (7,826)      (3,656)    (8,153)        (6,528)        (27,981)      (3,258)
Extraordinary gain.......           --              --           --         --             --         123,672           --
Net income (loss)........       (5,608)         (7,826)      (3,656)    (8,153)        (6,528)         95,691       (3,258)
Loss per share...........         (.53)           (.74)        (.35)      (.77)          (.62)
Market prices:
  High...................        3 3/8           3 5/8        4 1/4      4 1/2          3 1/8
  Low....................        2 1/2           2 3/4            3          3          2 5/8

                           MARCH 31,
                             1992
                           ---------
Net sales................  $103,703
Gross profit.............     9,351
Loss before extra-
 ordinary gain...........      (237)
Extraordinary gain.......        --
Net income (loss)........      (237)
Loss per share...........
Market prices:
  High...................
  Low....................

    The per share amount for the pre-emergence periods is not presented because such information is not comparable with the post-emergence periods.

                                                                      SCHEDULE V

                      REXENE CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                          BALANCE AT                                              BALANCE
                                          BEGINNING   ADDITIONS   RETIREMENTS      OTHER          AT END
              DESCRIPTION                 OF PERIOD    AT COST     OR SALES       CHARGES        OF PERIOD
- ----------------------------------------  ----------  ---------   -----------   ------------     ---------
POST-EMERGENCE
  Year ended December 31, 1993:
    Land................................  $    5,276  $     462   $   --        $  --            $   5,738
    Buildings...........................      13,841      3,917       --           --               17,758
    Plant and equipment.................     216,440     13,827         (241)      --              230,026
    Construction in progress............      11,728     (1,198)      --           --               10,530
                                          ----------  ---------   -----------   ------------     ---------
                                          $  247,285  $  17,008   $     (241)   $  --            $ 264,052
                                          ----------  ---------   -----------   ------------     ---------
                                          ----------  ---------   -----------   ------------     ---------
  Three months ended December 31, 1992:
    Land................................  $    5,276  $  --       $   --        $  --            $   5,276
    Buildings...........................      13,873         32          (64)      --               13,841
    Plant and equipment.................     211,036      5,514         (110)      --              216,440
    Construction in progress............      13,313     (1,585)      --           --               11,728
                                          ----------  ---------   -----------   ------------     ---------
                                          $  243,498  $   3,961   $     (174)   $  --            $ 247,285
                                          ----------  ---------   -----------   ------------     ---------
                                          ----------  ---------   -----------   ------------     ---------
PRE-EMERGENCE
  Nine months ended September 30, 1992:
    Land................................  $    2,342  $  --       $   --        $  2,934(A)      $   5,276
    Buildings...........................      20,574         57       --          (6,758)(A)        13,873
    Plant and equipment.................     220,950     18,846       --         (28,760)(A)       211,036
    Construction in progress............      21,080     (7,767)      --           --               13,313
                                          ----------  ---------   -----------   ------------     ---------
                                          $  264,946  $  11,136   $   --        $(32,584)        $ 243,498
                                          ----------  ---------   -----------   ------------     ---------
                                          ----------  ---------   -----------   ------------     ---------
Year ended December 31, 1991:
    Land................................  $    3,536  $  --       $   (1,194)   $  --            $   2,342
    Buildings...........................      20,316      1,965       (1,707)      --               20,574
    Plant and equipment.................     190,832     30,301         (183)      --              220,950
    Construction in progress............      19,916      1,198          (34)      --               21,080
                                          ----------  ---------   -----------   ------------     ---------
                                          $  234,600  $  33,464   $   (3,118)   $  --            $ 264,946
                                          ----------  ---------   -----------   ------------     ---------
                                          ----------  ---------   -----------   ------------     ---------

- ------------------------
(A) Other charges reflect the effect of fresh start reporting (see note 3 to the consolidated financial statements).

                                                                     SCHEDULE VI

                      REXENE CORPORATION AND SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                          BALANCE AT  CHARGED TO                                  BALANCE
                                          BEGINNING   COSTS AND                    OTHER         AT END OF
              DESCRIPTION                 OF PERIOD    EXPENSES   RETIREMENTS     CHARGES         PERIOD
- ----------------------------------------  ----------  ----------  -----------   ------------     ---------
POST-EMERGENCE
  Year ended December 31, 1993:
    Buildings...........................  $     216   $     883   $   --        $    --          $   1,099
    Plant and equipment.................      3,448      15,176          (17)        --             18,607
                                          ----------  ----------  -----------   ------------     ---------
                                          $   3,664   $  16,059   $      (17)   $    --          $  19,706
                                          ----------  ----------  -----------   ------------     ---------
                                          ----------  ----------  -----------   ------------     ---------
  Three months ended December 31, 1992:
    Buildings...........................  $  --       $     216   $   --        $    --          $     216
    Plant and equipment.................     --           3,448       --             --              3,448
                                          ----------  ----------  -----------   ------------     ---------
                                          $  --       $   3,664   $   --        $    --          $   3,664
                                          ----------  ----------  -----------   ------------     ---------
                                          ----------  ----------  -----------   ------------     ---------
PRE-EMERGENCE
  Nine months ended September 30, 1992:
    Buildings...........................  $   2,518   $     779   $   --        $     (3,297)(A) $  --
    Plant and equipment.................     62,912      16,910       --             (79,822)(A)    --
                                          ----------  ----------  -----------   ------------     ---------
                                          $  65,430   $  17,689   $   --        $    (83,119)    $  --
                                          ----------  ----------  -----------   ------------     ---------
                                          ----------  ----------  -----------   ------------     ---------
  Year ended December 31, 1991:
    Buildings...........................  $   1,793   $   1,013   $     (288)   $    --          $   2,518
    Plant and equipment.................     43,322      19,643          (53)        --             62,912
                                          ----------  ----------  -----------   ------------     ---------
                                          $  45,115   $  20,656   $     (341)   $    --          $  65,430
                                          ----------  ----------  -----------   ------------     ---------
                                          ----------  ----------  -----------   ------------     ---------

- ------------------------
(A) Other charges reflect the effect of fresh start reporting (see note 3 to the consolidated financial statements).

                                                                   SCHEDULE VIII

                      REXENE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO   UNCOLLECTIBLE BALANCE AT
                                                                   BEGINNING    COSTS AND     ACCOUNTS      END OF
                                                                   OF PERIOD    EXPENSES    WRITTEN OFF     PERIOD
                                                                  -----------  -----------  ------------  -----------
POST-EMERGENCE
  Year ended December 31, 1993:
    Allowance for doubtful accounts.............................   $   4,509    $     223    $     (925)   $   3,807
  Three months ended December 31, 1992:
    Allowance for doubtful accounts.............................   $   4,427    $     300    $     (218)   $   4,509
PRE-EMERGENCE
  Nine months ended September 30, 1992:
    Allowance for doubtful accounts.............................   $   4,100    $     327    $   --        $   4,427
  Year ended December 31, 1991:
    Allowance for doubtful accounts.............................   $   4,703    $   1,175    $   (1,778)   $   4,100