Form 10-Q
period 1994-03-31
REXENE CORP
filed 1994-04-22
CIK 829218

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-Q
                                   ___________
(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1994

      OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _______________

                         Commission file number: 1-9988

                               REXENE CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                 DELAWARE                                 75-2104131
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)
             5005 LBJ FREEWAY
               DALLAS, TEXAS                                 75244
 (Address of Principal Executive Offices)                 (Zip Code)
                                 (214) 450-9000
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                           ---    ---

     At April 22, 1994, 10,500,867 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             REXENE CORPORATION AND SUBSIDIARIES


                                                                            Page
                                                                            ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . 1

              Condensed Consolidated Balance Sheets as of March 31,
              1994 and December 31, 1993 . . . . . . . . . . . . . . . . . . . 2

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . 3

              Notes to Condensed Consolidated Financial Statements . . . . . . 4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . . 6

PART II--OTHER INFORMATION

     None

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       REXENE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)



                                              Three Months Ended March 31,
                                                1994                1993
                                              --------            --------
Net sales. . . . . . . . . . . . . . . . . .  $119,076            $109,274

Operating expenses:
  Cost of sales. . . . . . . . . . . . . . .    99,404              95,864
  Marketing, general and
    administrative . . . . . . . . . . . . .     8,103               8,223
  Research and development . . . . . . . . .     1,548               1,602
                                              --------            --------
                                               109,055             105,689
                                              --------            --------

Operating income . . . . . . . . . . . . . .    10,021               3,585

Interest expense:
  Cash . . . . . . . . . . . . . . . . . . .    (6,064)             (6,055)
  Non-cash . . . . . . . . . . . . . . . . .    (6,473)             (6,130)
Interest income. . . . . . . . . . . . . . .       407                 346
Other, net . . . . . . . . . . . . . . . . .      (122)                (20)
                                              --------            --------

Loss before income taxes . . . . . . . . . .    (2,231)             (8,274)

Income tax benefit . . . . . . . . . . . . .       506                 121
                                              --------            --------

Net loss . . . . . . . . . . . . . . . . . .  $ (1,725)           $ (8,153)
                                              --------            --------
                                              --------            --------

Weighted average shares and equivalents
 outstanding . . . . . . . . . . . . . . . .    10,697              10,587
                                              --------            --------
                                              --------            --------

Net loss per share . . . . . . . . . . . . .  $   (.16)           $   (.77)
                                              --------            --------
                                              --------            --------



See notes to condensed consolidated financial statements.

                       REXENE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                               March 31,           December 31,
                                                 1994                  1993
                                             -----------           ------------
                                             (unaudited)
                ASSETS

Cash and cash equivalents:
  Unrestricted . . . . . . . . . . . . . . .   $ 31,269              $ 28,288
  Restricted . . . . . . . . . . . . . . . .      2,265                 2,247
Accounts receivable, net . . . . . . . . . .     63,062                57,820
Inventories. . . . . . . . . . . . . . . . .     53,130                52,621
Income taxes receivable. . . . . . . . . . .      3,394                 4,965
Prepaid expenses and other . . . . . . . . .      1,678                 1,522
                                               --------              --------
  Total current assets . . . . . . . . . . .    154,798               147,463

Property, plant and equipment, net . . . . .    246,446               244,346
Reorganization value in excess of
  amounts allocable to identifiable
  assets, net. . . . . . . . . . . . . . . .      3,593                 3,660
Intangible assets, net . . . . . . . . . . .      3,918                 4,198
Other noncurrent assets. . . . . . . . . . .     30,994                30,369
                                               --------              --------

                                               $439,749              $430,036
                                               --------              --------
                                               --------              --------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable . . . . . . . . . . . . . .   $ 26,714              $ 27,386
Accrued liabilities. . . . . . . . . . . . .      6,466                 8,116
Accrued interest . . . . . . . . . . . . . .      9,028                 3,097
Employee benefits payable. . . . . . . . . .      3,511                 3,754
                                               --------              --------

  Total current liabilities. . . . . . . . .     45,719                42,353

Bank borrowings. . . . . . . . . . . . . . .      4,500                 2,000
Long-term debt . . . . . . . . . . . . . . .    282,250               279,764
Deferred income taxes. . . . . . . . . . . .     44,096                45,216
Other noncurrent liabilities . . . . . . . .     70,046                65,840

Stockholders' deficit:
  Common stock, par value $.01 per share;
    100 million shares authorized; 10.5
    million shares issued and outstand-
    ing. . . . . . . . . . . . . . . . . . .        105                   105
  Paid-in capital. . . . . . . . . . . . . .     26,529                26,529
  Accumulated deficit. . . . . . . . . . . .    (33,496)              (31,771)
                                               --------              --------

  Total stockholders' deficit. . . . . . . .     (6,862)               (5,137)
                                               --------              --------

                                               $439,749              $430,036
                                               --------              --------
                                               --------              --------



See notes to condensed consolidated financial statements.

                       REXENE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                              Three Months Ended March 31,
                                                1994                1993
                                              --------            --------
Cash flows from operating activities:

Net loss . . . . . . . . . . . . . . . . . .  $ (1,725)           $ (8,153)
                                              --------            --------
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization. . . . . .     4,558               4,291
    Non-cash interest expense. . . . . . . .     6,473               6,130
    Deferred income taxes. . . . . . . . . .    (1,120)             (1,444)
    Change in:
      Accounts receivable. . . . . . . . . .    (5,242)             (8,132)
      Inventories. . . . . . . . . . . . . .      (509)               (463)
      Prepaid expenses and other . . . . . .      (156)               (282)
      Income taxes . . . . . . . . . . . . .     1,571               1,301
      Accounts payable . . . . . . . . . . .      (672)              1,981
      Accrued interest . . . . . . . . . . .     5,931               5,951
      Employee benefits payable and
        accrued liabilities. . . . . . . . .    (1,893)             (1,222)
    Increase (decrease) in other
      noncurrent liabilities . . . . . . . .      (186)              1,003
    Other. . . . . . . . . . . . . . . . . .      (220)               (178)
                                              --------            --------

  Total adjustments. . . . . . . . . . . . .     8,535               8,936
                                              --------            --------

Net cash provided by operating
  activities . . . . . . . . . . . . . . . .     6,810                 783
                                              --------            --------

Cash flows from investing activities:

  Capital expenditures . . . . . . . . . . .    (6,311)             (2,812)
                                              --------            --------

Net cash used for investing activities . . .    (6,311)             (2,812)
                                              --------            --------

Cash flows from financing activities:
  Bank borrowings. . . . . . . . . . . . . .     2,500                --
                                              --------            --------

Net cash provided by financing activities. .     2,500                --
                                              --------            --------

Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .     2,999              (2,029)
Cash and cash equivalents at begin-
  ning of period . . . . . . . . . . . . . .    30,535              34,202
                                              --------            --------

Cash and cash equivalents at end of
   period. . . . . . . . . . . . . . . . . .  $ 33,534            $ 32,173
                                              --------            --------
                                              --------            --------

Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . .  $   --              $   --
  Cash paid for income taxes . . . . . . . .  $     70            $   --



See notes to condensed consolidated financial statements.

                       REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  GENERAL

Rexene Corporation manufactures and markets thermoplastic and petrochemical products, including low density polyethylene and polypropylene resins, plastic films and styrene, which are integral elements in the manufacture of a wide variety of industrial and consumer products. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company".

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1993 Annual Report on Form 10-K.

2.  INCOME TAXES

The income tax benefit is composed of (in thousands):


                                              Three Months Ended March 31,
                                                1994                1993
                                              --------            --------
Current:
  State. . . . . . . . . . . . . . . . . . .  $    (68)           $    (14)
  Federal. . . . . . . . . . . . . . . . . .      (546)             (1,309)
Deferred income taxes. . . . . . . . . . . .     1,120               1,444
                                              --------            --------

                                              $    506            $    121
                                              --------            --------
                                              --------            --------


3.  INVENTORIES

Inventories consist of the following (in thousands):


                                              March 31,         December 31,
                                                1994                1993
                                              ---------         ------------
Raw materials. . . . . . . . . . . . . . . .  $ 14,244            $ 11,313
Work in progress . . . . . . . . . . . . . .     6,853               6,694
Finished goods . . . . . . . . . . . . . . .    32,033              34,614
                                              --------            --------

                                              $ 53,130            $ 52,621
                                              --------            --------
                                              --------            --------


4.  NONCURRENT ASSETS

The cost and accumulated depreciation of property, plant and equipment and cost and accumulated amortization of reorganization value in excess of amounts allocable to identifiable assets and intangible assets are as follows (in thousands):


                                              March 31,         December 31,
                                                1994                1993
                                              ---------         ------------
Property, plant and equipment. . . . . . . .  $270,363            $264,052
Accumulated depreciation . . . . . . . . . .   (23,917)            (19,706)
                                              --------            --------

                                              $246,446            $244,346
                                              --------            --------
                                              --------            --------

Reorganization value in excess of amounts
  allocable to identifiable assets . . . . .  $  4,298            $  4,298
Accumulated amortization . . . . . . . . . .      (705)               (638)
                                              --------            --------

                                              $  3,593            $  3,660
                                              --------            --------
                                              --------            --------

Intangible assets. . . . . . . . . . . . . .  $  5,598            $  5,598
Accumulated amortization . . . . . . . . . .    (1,680)             (1,400)
                                              --------            --------

                                              $  3,918            $  4,198
                                              --------            --------
                                              --------            --------


5.  CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $23 million accrued in the March 31, 1994 balance sheet is adequate for the total potential environmental liability with respect of contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 20 to the Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K. There have been no material changes to the certain other lawsuits described in the aforementioned Note 20.

With respect to each of the litigation matters filed against the Company, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993

Net sales increased $9.8 million (or 9%) from $109.3 million for the three months ended March 31, 1993 to $119.1 million for the three months ended March 31, 1994 principally due to higher sales volumes in all product lines. Plastic film sales increased $3.9 million (or 11%) in the first quarter of 1994 as compared to the first quarter of 1993 principally due to a volume increase of
4.8 million pounds (or 12%). Styrene sales increased $2.9 million (or 18%) in the first quarter of 1994 as compared to the first quarter of 1993 due to a volume increase of 13.9 million pounds (or 19%). Polypropylene sales increased $1.4 million (or 9%) in the first quarter of 1994 as compared to the first quarter of 1993 principally due to a price increase of 1.9 cents per pound (or 5%) and a volume increase of 1.6 million pounds (or 4%). Polyethylene sales remained relatively stable as a volume increase of 6.9 million pounds (or 8%) was entirely offset by a decrease in selling prices of 3.6 cents per pound (or 9%). Higher amorphous polyalphaolefins and excess propane sales also contributed to the increase in sales in the first quarter of 1994 as compared to the first quarter of 1993.

The Company's gross profit percentage increased from 12% for the three months ended March 31, 1993 to 17% for the 1994 period principally due to the effect of lower feedstock prices and resin prices for plastic film, partially offset by lower polyethylene prices discussed above. In addition, increased production volumes in the polyethylene plant, the styrene plant and the plastic film plants resulted in lower unit conversion costs which contributed to the higher gross profit percentage. Lower scrap production at the plastic film plants and better production yields at the Odessa, Texas facility also contributed to the higher gross profit percentage. Further, the Company negotiated a reduction of $450,000 in royalties previously accrued.

Marketing, general and administrative expenses and research and development expenses for the first quarter of 1994 were slightly below the first quarter of 1993.

Due primarily to the factors described above, operating income increased and net loss decreased $6.4 million (180% and 79%, respectively) for the three months ended March 31, 1994 as compared to the corresponding period in 1993.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1994, $6.8 million of cash was generated from operations compared with $.8 million for the comparable period in 1993. Operating cash flow increased in the first quarter of 1994 as compared to the same period in 1993 due to higher operating income and a federal income tax refund of approximately $1 million received for the carryback of 1992 operating losses to 1990.

Management believes that the unrestricted cash balance of $31.3 million at March 31, 1994, together with cash flow generated from operations and the availability of financing provided by a bank line of credit of $35 million, will be sufficient to meet the Company's liquidity needs during 1994. The Company has borrowed $4.5 million under the bank line of credit for financing construction of the United Kingdom manufacturing facility. The restricted cash at March 31, 1994 of $2.3 million consists of amounts held in a reserve account under an amended plan of reorganization for payment of prior disputed claims and administrative expenses.

For each interest period ending on or prior to November 15, 1994, the Company may exercise the pay-in-kind feature available under the terms of the subordinated notes. On March 1, 1994, the Board of Directors decided to exercise the pay-in-kind feature for the interest payment due on May 15, 1994, which will result in the issuance of approximately $4.3 million of additional subordinated notes. The Board of Directors will consider the advisability of exercising such feature for the interest payment due on November 15, 1994.

As a result of the expiration of the pay-in-kind feature on November 15, 1994, the Company's annual cash interest requirements will increase approximately $10 million, commencing with the semi-annual interest payment due on May 15, 1995. In addition, the interest rates on the senior and subordinated notes increase beginning in 1995 and 1996, respectively. The annual interest rate on the senior notes is 9% through November 14, 1995. Thereafter, the annual interest rate increases to 12% from November 15, 1995 through November 14, 1996 and 14% thereafter. The annual interest rate on the subordinated notes is 10% through November 14, 1996. Thereafter, the annual interest rate increases to 12% from November 15, 1996 through November 14, 1997 and 14% thereafter.

The Company's projected cash flow generated from operations and the availability of financing provided by the bank line of credit are anticipated to be sufficient to meet its operating and debt service requirements for the next few years. Because of recent favorable trends in the economy and financing market, the Company is exploring a restructuring of it current long-term debt to reduce future cash interest costs.

A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, on the basis of reasonable investigation and analysis, management believes that the approximately $23 million accrued in the March 31, 1994 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential liabilities would not have a material adverse effect on the financial condition of the Company. In addition, because government and environmental groups have become increasingly concerned in recent years about environmental issues, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act ("RCRA") and equivalent Texas law, the Company has deposited $10.5 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. This deposit is included in other noncurrent assets in the March 31, 1994 balance sheet. This amount deposited in trust does not cover the costs of addressing existing contamination at the manufacturing facility in Odessa, Texas. The Company does not believe that in the near future it will be able to satisfy any of the alternative financial assurance methods under RCRA which would allow funds to be released from the trust. To the extent any funds are released, they would be considered for the purpose of determining the mandatory redemption requirements for senior notes which may arise due to excess cash flow.


PART II--OTHER INFORMATION

        None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REXENE CORPORATION




Date:    April 22, 1994        By:    /s/ Kevin W. McAleer
                                  ---------------------------------------
                                    Kevin W. McAleer
                                    Executive Vice President and
                                      Chief Financial Officer