Form 10-Q
period 1994-06-30
REXENE CORP
filed 1994-08-03
CIK 829218

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ------------

                                   FORM 10-Q
                                 ------------
(Mark One)


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1994

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

                               (214) 450-9000
             (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

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

      At August 1, 1994, 10,516,782 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                   REXENE CORPORATION AND SUBSIDIARIES


                                                                        PAGE
                                                                        ----
PART I--FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)

               Condensed Consolidated Statements of
               Operations for the Three Months Ended June
               30, 1994 and 1993............................................ 1

               Condensed Consolidated Statements of
               Operations for the Six Months Ended June
               30, 1994 and 1993............................................ 2

               Condensed Consolidated Balance Sheets as
               of June 30, 1994 and December 31, 1993....................... 3

               Condensed Consolidated Statements of
               Cash Flows for the Six Months Ended
               June 30, 1994 and 1993....................................... 4

               Notes to Condensed Consolidated Financial
               Statements................................................... 5

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 7

PART II--OTHER INFORMATION

      Item 1.  Legal Proceedings........................................... 10

      Item 6.  Exhibits and Reports on Form 8-K............................ 11

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amount)
                                  (unaudited)



                                                Three Months Ended June 30,
                                                1994                  1993
                                                ----                  ----
Net sales.................................    $124,140              $105,998
                                              --------              --------
Operating expenses:
  Cost of sales...........................     100,149                92,385
  Marketing, general and
    administrative .......................       8,684                 8,123
  Research and development................       1,602                 1,570
                                              --------              --------
                                               110,435               102,078
                                              --------              --------
Operating income .........................      13,705                 3,920

Interest expense:
  Cash....................................      (6,065)               (6,021)
  Non-cash................................      (6,550)               (6,192)
Interest income...........................         449                   350
Other, net ...............................        (146)                  (31)
                                              --------              --------
Income (loss) before income taxes.........       1,393                (7,974)

Income tax expense (benefit)..............         329                (4,318)
                                              --------              --------
Net income (loss).........................    $  1,064              $ (3,656)
                                              --------              --------
                                              --------              --------
Weighted average shares outstanding.......      10,898                10,501
                                              --------              --------
                                              --------              --------

Net income (loss) per share...............    $    .10              $   (.35)
                                              --------              --------
                                              --------              --------



See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amount)
                                  (unaudited)


                                              Six Months Ended June 30,
                                              1994                  1993
                                              ----                  ----
Net sales.................................  $243,216              $215,272
                                            --------              --------
Operating expenses:
  Cost of sales...........................   199,553               188,249
  Marketing, general and
    administrative ........... ...........    16,787                16,346
  Research and development................     3,150                 3,172
                                            --------              --------
                                             219,490               207,767
                                            --------              --------
Operating income .........................    23,726                 7,505

Interest expense:
  Cash....................................   (12,129)              (12,076)
  Non-cash................................   (13,023)              (12,322)
Interest income...........................       856                   696
Other, net ...............................      (268)                  (51)
                                            --------              --------
Loss before income taxes...... ...........      (838)              (16,248)
Income tax benefit .......................      (177)               (4,439)
                                            --------              --------
Net loss..................................  $   (661)             $(11,809)
                                            --------              --------
                                            --------              --------
Weighted average shares outstanding.......    10,501                10,501
                                            --------              --------
                                            --------              --------
Net loss per share .......................  $   (.06)             $  (1.12)
                                            --------              --------
                                            --------              --------


See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                               June 30,         December 31,
                                                 1994               1993
                                              ------------      ------------
                                              (unaudited)
                ASSETS
Cash and cash equivalents:
  Unrestricted............................    $ 35,611            $ 28,288
  Restricted..............................       2,281               2,247
Accounts receivable, net..................      66,386              57,820
Inventories...............................      53,350              52,621
Income taxes receivable...................        --                 4,965
Prepaid expenses and other................       1,788               1,522
                                              --------            --------
  Total current assets....................     159,416             147,463

Property, plant and equipment, net........     251,307             244,346
Reorganization value in excess of
  amounts allocable to identifiable
  assets..................................       3,527               3,660
Intangible assets, net....................       3,638               4,198
Other noncurrent assets...................      31,973              30,369
                                              --------            --------
                                              $449,861            $430,036
                                              --------            --------
                                              --------            --------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable..........................    $ 26,814            $ 27,386
Accrued liabilities.......................       6,647               8,116
Accrued interest..........................       3,103               3,097
Income taxes payable......................       2,783                 --
Employee benefits payable.................       4,770               3,754
                                              --------            --------
  Total current liabilities...............      44,117              42,353

Long-term debt............................     298,023             281,764
Other noncurrent liabilities..............      70,536              65,840
Deferred income taxes.....................      42,950              45,216
                                              --------            --------
  Total liabilities.......................     455,626             435,173

Stockholders' deficit:
  Common stock, par value $0.01 per
    share; 100 million shares autho-
    rized; 10.5 million shares issued
    and outstanding.......................         105                 105
  Paid-in capital.........................      26,562              26,529
  Accumulated deficit.....................     (32,432)            (31,771)
                                              --------            --------
  Total stockholders' deficit.............      (5,765)             (5,137)
                                              --------            --------
                                              $449,861            $430,036
                                              --------            --------
                                              --------            --------

See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)



                                                 Six Months Ended June 30,
                                                1994                  1993
                                                ----                  ----

Cash flows from operating activities:

Net loss..................................    $   (661)              $ (11,809)
                                              ---------              ---------

Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization.........       9,194                   8,560
    Non-cash interest expense.............      13,023                  12,322
    Deferred income taxes.................      (2,266)                 (4,392)
    Change in:
      Accounts receivable.................      (8,566)                 (4,150)
      Inventories.........................        (729)                    117
      Prepaid expenses and other..........        (266)                   (828)
      Income taxes........................       7,748                     (72)
      Accounts payable....................        (572)                 (3,414)
      Accrued interest....................           6                     (53)
      Employee benefits payable and
        accrued liabilities...............        (453)                 (1,543)
    Increase in other noncurrent
      liabilities.........................         193                   1,860
    Other.................................        (832)                   (882)
                                              --------               ---------
  Total adjustments.......................      16,480                   7,525
                                              --------               ---------
Net cash provided by (used for)
  operating activities....................      15,819                  (4,284)
                                              --------               ---------
Cash flows from investing activities:
  Capital expenditures....................     (15,462)                 (7,062)
                                              --------               ---------
Net cash used for investing activities....     (15,462)                 (7,062)
                                              --------               ---------
Cash flows from financing activities:
  Bank borrowings.........................       7,000                      --
                                              --------               ---------
Net cash provided by financing activities.       7,000                      --
                                              --------               ---------
Net increase (decrease) in cash and cash
  equivalents.............................       7,357                 (11,346)
Cash and cash equivalents at begin-
  ning of period..........................      30,535                  34,202
                                              --------               ---------
Cash and cash equivalents at end of
   period.................................    $ 37,892               $  22,856
                                              --------               ---------
                                              --------               ---------
Supplemental cash flow information:
  Cash paid for interest..................    $ 11,955               $  11,910
  Cash paid for income taxes..............    $    154               $      --


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

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1993 Annual Report on Form 10-K.

2.   INCOME TAXES


The income tax expense (benefit) is composed of (in thousands):


                          Three Months Ended June 30,  Six Months Ended June 30,
                            1994              1993        1994            1993
                          -------          --------     -------        ---------
Current:
  State.................  $    72          $    17      $   140         $    31
  Federal...............    1,403           (1,388)       1,949             (79)
Deferred income taxes...   (1,146)          (2,947)      (2,266)         (4,391)
                          -------          -------      -------         -------
                          $   329          $(4,318)     $  (177)        $(4,439)
                          -------          -------      -------         -------
                          -------          -------      -------         -------


3.   INVENTORIES

Inventories consist of the following (in thousands):


                                                  June 30,      December 31,
                                                    1994            1993
                                                  --------      ------------
Raw materials...................................  $ 15,116        $ 11,313
Work in progress................................     7,335           6,694
Finished goods..................................    30,899          34,614
                                                  --------       ---------
                                                  $ 53,350        $ 52,621
                                                  --------       ---------
                                                  --------       ---------


4.   NONCURRENT ASSETS

The cost and accumulated depreciation of property, plant and equipment and cost and accumulated amortization of reorganization value in excess of amounts allocable to identifiable assets and intangible assets are as follows (in thousands):



                                                  June 30,      December 31,
                                                    1994           1993
                                                  --------      ------------

Property, plant and equipment...................  $279,514        $264,052
Accumulated depreciation........................   (28,207)        (19,706)
                                                  --------        --------
                                                  $251,307        $244,346
                                                  --------        --------
                                                  --------        --------

Reorganization value in excess of amounts
  allocable to identifiable assets..............  $  4,298        $  4,298
Accumulated amortization........................      (771)           (638)
                                                  --------        --------

                                                  $  3,527        $  3,660
                                                  --------        --------
                                                  --------        --------

Intangible assets...............................  $  5,598        $  5,598
Accumulated amortization........................    (1,960)         (1,400)
                                                  --------        --------
                                                  $  3,638        $  4,198
                                                  --------        --------
                                                  --------        --------


5.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):



                                                  June 30,      December 31,
                                                    1994           1993
                                                  --------      ------------
Senior Notes due November 15, 1999..............  $253,000        $253,000
Subordinated Notes due November 15, 2002 (subject
  to certain sinking fund payments in 2001).....    99,629          95,342
Less: unamortized discount......................   (63,606)        (68,578)
                                                  --------        --------
                                                   289,023         279,764

Bank borrowings.................................     9,000           2,000
                                                  --------        --------
                                                  $298,023        $281,764
                                                  --------        --------
                                                  --------        --------


6.    CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $23.3 million accrued in the June 30, 1994 balance sheet is adequate for the total potential environmental liability with respect of contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 20 to the Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K. There have been no material changes to the certain other lawsuits described in the aforementioned Note 20, except as described below in Part II,
Item 1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1993

Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets in which the Company participates. This resulted in increased volumes, prices and margins in most of the Company's major product lines. Net sales increased $18.1 million (or 17%) from $106.0 million for the three months ended June 30, 1993 to $124.1 million for the three months ended June 30, 1994 due to a general increase in demand for all product lines. Styrene sales increased $4.7 million (or 32%) in the second quarter of 1994 as compared to the second quarter of 1993 due to a price increase of 3 cents per pound (or 11%) and a volume increase of 12.3 million pounds (or 20%). Plastic film sales increased $4.2 million (or 12%) in the second quarter of 1994 as compared to the second quarter of 1993, principally due to a volume increase of
5.1 million pounds (or 13%) partially offset by a price decrease of 4 cents per pound (or 4%). Polypropylene sales increased $2.9 million (or 17%) in the second quarter of 1994 as compared to the second quarter of 1993 due to a volume increase of 4.6 million pounds (or 12%) and a price increase of 2 cents per pound (or 5%). Polyethylene sales increased $2.0 million (or 6%) principally due to a volume increase of 6.9 million pounds (or 8%). Rextac-C- amorphous polyalphaolefins ("APAO") sales increased $2.3 million (or 58%) in the second quarter of 1994 as compared to the second quarter of 1993, principally due to a volume increase of 4.7 million pounds (or 61%). Excess propane sales increased $2.0 million in the second quarter of 1994 as compared to the second quarter of 1993.

The Company's gross profit percentage increased from 13% for the three months ended June 30, 1993 to 19% for the comparable period in 1994. The gross profits in all product lines increased in the second quarter of 1994 as compared to the same period last year principally due to higher selling prices for styrene and polypropylene discussed above, manufacturing efficiencies due to higher production volumes and the effect of lower raw material prices.

Marketing, general and administrative expenses increased $.6 million (or 7%) from $8.1 million for the second quarter of 1993 to $8.7 million for the second quarter of 1994 principally due to higher employee benefits that are related to the Company's improved operating performance. Research and development expenses for the second quarter of 1994 remained relatively stable compared to the second quarter of 1993.

Due primarily to the factors described above, operating income increased $9.8 million (or 250%) for the three months ended June 30, 1994, as compared to the corresponding period in 1993.

The income tax expenses of $.3 million for the second quarter of 1994 reflects current income taxes payable of $1.5 million based on pre-tax earnings for the quarter partially offset by deferred income tax benefits of $1.1 million. The income tax benefit of $4.3 million for the second quarter of 1993 reflects the current income tax benefit from the carryback of 1993 pre-tax losses to prior years and the effect of deferred income taxes.

Due primarily to the factors described above, for the second quarter of 1994, the Company earned net income of $1.1 million as compared to a net loss of $3.7 million for the second quarter of 1993.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1993

Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets in which the Company participates. This resulted in increased volumes, prices and margins in most of the Company's major product lines. Net sales increased $27.9 million (or 13%) from $215.3 million for the six months ended June 30, 1993 to $243.2 million for the six months ended June 30, 1994 due to increases in all product lines. Plastic film sales increased $8.1 million (or 11%) in the first six months of 1994 as compared to the first six months of 1993 principally due to a volume increase of 9.9 million pounds (or 12%) partially offset by a price decrease of 3 cents per pound (or 3%). Styrene sales increased $7.6 million (or 25%) in the first six months of 1994 as compared to the first six months of 1993 due to a volume increase of
26.3 million pounds (or 20%) and a price increase of 1 cent per pound (or 5%). Polypropylene sales increased $4.3 million (or 13%) in the first six months of 1994 as compared to the first six months of 1993 due to a volume increase of 6.1 million pounds (or 8%) and a price increase of 2 cents per pound (or 5%). Polyethylene sales increased $1.2 million (or 2%) in the first six months of 1994 as compared to the first six months of 1993, principally due to a volume increase of 13.8 million pounds (or 8%), partially offset by a price decrease of 2 cents per pound (or 6%). APAO sales increased $2.5 million (or 32%) in the first six months of 1994 as compared to the first six months of 1993, principally due to a volume increase of 5.4 million pounds (or 37%). Excess ethylene and propane sales increased $4.3 million (or 29%) in the first six months of 1994 as compared to the first six months of 1993.

The Company's gross profit percentage increased from 13% for the six months ended June 30, 1993 to 18% for the same period in 1994. The gross profits in all product lines increased in the first half of 1994 as compared to the same period last year principally due to lower raw material prices, manufacturing efficiencies due to higher production volumes and higher selling prices discussed above. These increases were partially offset by lower polyethylene selling prices.

Marketing, general and administrative expenses increased $.4 million (or 3%) for the first six months of 1994 as compared to the same period in 1993 principally due to higher employee benefits that are related to the Company's improved operating performance, partially offset by lower marketing and bad debt expenses. Research and development expenses for the first six months of 1994 remained relatively stable compared to the first six months of 1993.

Due primarily to the factors described above, operating income increased $16.2 million (or 216%) for the six months ended June 30, 1994 as compared to the corresponding period in 1993.

The income tax benefit decreased $4.3 million (or 96%) for the first six months of 1994 as compared to the same period in 1993 due to an increase in current income taxes payable of $2.2 million and a decrease in deferred tax benefits of $2.1 million.

Due primarily to the factors discussed above, the net loss decreased $11.1 million (or 94%) for the first six months of 1994 as compared to the first six months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1994, $15.8 million of cash was generated from operations compared with $4.3 million of cash used for operations for the comparable period in 1993. Cash generated from operations for the six months ended June 30, 1994 increased principally due to higher operating income and $5.5 million of federal income tax refunds, partially offset by the effect of increased accounts receivable resulting principally from higher sales volumes.

Management believes that the unrestricted cash balance of $35.6 million at June 30, 1994, together with cash flow generated from operations and the availability of financing provided by a bank line of credit of $35 million, will be sufficient to meet the Company's liquidity needs during 1994. The Company has borrowed $9.0 million under the bank line of credit for financing construction of the United Kingdom manufacturing facility. The restricted cash balance of $2.3 million at June 30, 1994 consists of amounts held in a reserve account under an amended plan of reorganization for payment of prior disputed claims and administrative expenses.

On March 1, 1994, the Board of Directors decided to exercise the pay-in-kind feature for the interest payment on May 15, 1994, which resulted in the issuance of approximately $4.3 million of additional subordinated notes. The Board of Directors will consider the advisability of exercising such feature for the interest payment due on November 15, 1994.

As a result of the expiration of the pay-in-kind feature after November 15, 1994, the Company's annual cash interest requirements will increase approximately $10 million, commencing with the semi-annual interest payment due on May 15, 1995. In addition, the interest rates on the senior and subordinated notes increase beginning in November 1995 and 1996, respectively. The annual interest rate on the senior notes is 9% through November 14, 1995. Thereafter, the annual interest rate increases to 12% from November 15, 1995 through November 14, 1996 and 14% thereafter. The annual interest rate on the subordinated notes is 10% through November 14, 1996. Thereafter, the annual interest rate increases to 12% from November 15, 1996 through November 14, 1997 and 14% thereafter.

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

A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, on the basis of reasonable investigation and analysis, management believes that the approximately $23.3 million accrued in the June 30, 1994 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential liabilities would not have a material adverse effect on the financial condition of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act ("RCRA") and equivalent Texas law, the Company has deposited $10.6 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. This deposit is included in other noncurrent assets in the June 30, 1994 balance sheet. This amount deposited in trust does not cover the costs of addressing existing contamination at the manufacturing facility in Odessa, Texas. The Company does not believe that in the near future it will be able to satisfy any of the alternative financial assurance methods under RCRA so as to allow funds to be released from the trust. To the extent any funds are released, they would be considered for the purpose of determining the mandatory redemption requirements for senior notes which may arise due to excess cash flow.

PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

IZZARELLI STOCK BONUS PLAN CLASS ACTION LITIGATION

In the Company's 1993 Annual Report on Form 10-K, the Company disclosed the pendency of a class action lawsuit filed in February 1991 in the U. S. District Court for the Western District of Texas (the "Texas Action") on behalf of employees and former employees of the Company who were members of the Stock Bonus Plan in 1986 (the "Izzarelli Class"). The plaintiffs alleged that as a result of amendments to the Stock Bonus Plan in 1987 and 1988 the Izzarelli Class received less stock than they would have been entitled to if the Stock Bonus Plan had not been amended. After a bench trial, the Trial Court in July 1992 entered a judgment against the Company in the amount of $6.6 million (as subsequently amended) plus costs of court. In November 1992, the Trial Court awarded the Izzarelli Class $595,000 for attorneys' fees and out-of-pocket expenses. In 1992, the Company recorded an accrual of $7.4 million to reflect this judgment. As described in the Form 10-K, the Company and the Izzarelli Class appealed the judgment to the United States Court of Appeals for the Fifth Circuit. On June 22, 1994 the Appeals Court reversed the Trial Court and held that Rexene did not violate ERISA or any fiduciary duty in amending the Stock Bonus Plan. It also affirmed the Trial Court's judgment that the Trustee was not liable to the Plaintiffs. The Plaintiffs have requested the Appeals Court to reconsider its decision. That request is currently pending. Until such time as it becomes evident that the decision of the Appeals Court will not be modified or reversed, management has determined to maintain the accrual.

As further disclosed in the Form 10-K, the Izzarelli Class filed proofs of claim for $27.7 million in the Bankruptcy Court proceeding. Following the Trial Court's decision, the Izzarelli Class filed motions in the Bankruptcy Court, the effect of which would be to allow them to enforce the Trial Court's judgment. The Bankruptcy Court entered an order deferring action on the motions, pending resolution of the appeal in the Texas Action. The Izzarelli Class appealed that order to the U.S. District Court which dismissed the appeal. In June 1994 the United States Court of Appeals for the Third Circuit affirmed the decision of the U.S. District Court.

ODESSA RESIDENTS' TORT LITIGATION

On April 15, 1994 the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), Rexene and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants Rexene,

Shell and General Tire Corporation (the parent of Dynagen, Inc.) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct and payment of property clean up, remediation and relocation costs; and payment of expenses for medical testing and monitoring, and attorneys' fees; for funding of pollution and health studies; punitive damages and injunctive relief. Plaintiffs' petition specified alleged pollution from air emissions from the three plants as a basis for their claims.

The court allowed the intervention and severed it from the pending action against Dynagen. In early July 1994 the plaintiffs withdrew their motion to have the lawsuit certified as a class action. Discovery in this litigation has just begun.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      3.2.3 - Rexene Corporation Amendments to Bylaws adopted May 24, 1994, together with a restatement of the Rexene Corporation Bylaws incorporating all amendments through May 24, 1994.

      10.18 - Amendment No. 1 to Non-Qualified Stock Option Agreement dated May 24, 1994 by and between Rexene Corporation and Geff Perera.

(b)   Reports Submitted on Form 8-K:

      None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              REXENE CORPORATION




Date:    August 1, 1994       By: /s/ Kevin W. McAleer
                                  ---------------------------------------------
                                    Kevin W. McAleer
                                    Executive Vice President and
                                      Chief Financial Officer

                                EXHIBIT 3.2.3


     Rexene Corporation Amendments to By-Laws adopted on May 24, 1994:

      RESOLVED, that Sections 4.1, 4.4, 4.6, 4.7 and 4.8 of the Company's Bylaws, titled "Corporate Officers", be amended in their entirety by deleting the present Sections 4.1, 4.4, 4.6, 4.7 and 4.8 and substituting in place thereof the following text:

      "     4.1    CORPORATE OFFICERS.

            (a) The officers of the Corporation shall be a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof and their respective titles to be determined by the Board), a Secretary and a Treasurer, and such other officers as may be appointed at the discretion of the Board in accordance with the provisions of Section 4.1(b).

            (b) In addition to the officers specified in Section 4.1(a), the Board may appoint such other officers as the Board may deem necessary or advisable, including one or more Assistant Secretaries and one or more Assistant Treasurers, each of whom shall hold office for such period, have such authority, and perform such duties as the Board may from time to time determine. The Board may delegate to any officer of the Corporation or any committee of the Board the power to appoint, remove, and prescribe the duties of any officer provided for in this Section 4.1(b).

            (c) One person may hold two or more offices, except that the Secretary may not hold the office of President or Chief Executive Officer.

            4.4 RESIGNATIONS. Any officer may resign at any time by giving written notice of such officer's resignation to the Board, the Chief Executive Officer, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time not be specified, upon receipt thereof by the Board, the Chief Executive Officer, President or Secretary. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

            4.6 CHAIRMAN OF THE BOARD. The Chairman of the Board, who shall not be an officer of the Company unless specifically he/she is a full time employee of the Company, shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board.

      The Chairman of the Board shall perform all duties incident to the office of the Chairman of the Board and such other duties as may from time to time be assigned to such person by the Board.

            4.7 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer shall have, subject to the control of the Board, general supervision and management over the business of the Corporation and over its officers and employees. In the absence of the Chairman of the Board, the Chief Executive Officer shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board. The Chief Executive Officer shall perform all duties incident to the office of the Chief Executive Officer and such other duties as may from time to time be assigned to such officer by the Board.

            4.8 PRESIDENT. The President shall have, subject to control of the Board and the Chief Executive Officer, general and active supervision and management over the business of the Corporation and over its officers and employees. In the absence of the Chairman of the Board and the Chief Executive Officer, the President shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board. The President shall perform all duties incident to the office of the President and such other duties as may from time to time be assigned to such officer by the Board."

                             AMENDED AND RESTATED                EXHIBIT 3.2.3
                                                                   (CONTINUED)
                                    BYLAWS

                                      OF

                              REXENE CORPORATION


       (A DELAWARE CORPORATION, FORMERLY NAMED REXENE PRODUCTS COMPANY)

                          ADOPTED SEPTEMBER 18, 1992,
                        AS AMENDED THROUGH MAY 24, 1994


                                   ARTICLE I

                                    OFFICES

      1.1 REGISTERED OFFICE. The registered office of Rexene Corporation (hereinafter the "Corporation") in the State of Delaware shall be at such address (the "Registered Office") and the registered agent in charge thereof shall be such person or entity as the Board of Directors of the Corporation (the "Board") may from time to time determine.

      1.2 PRINCIPAL OFFICE. The principal office for the transaction of the business of the Corporation (the "Principal Office") shall be at such address as the Board may from time to time determine.

      1.3 OTHER OFFICES. The Corporation may also have such other offices at such other places, either within or without the State of Delaware, as the Board may from time to time determine or as the business of the Corporation may require.


                                  ARTICLE II

                           MEETINGS OF STOCKHOLDERS

      2.1 ANNUAL MEETINGS. Annual meetings of the stockholders of the Corporation for the purpose of electing directors and for the transaction of such other proper business as may come before such meetings may be held at such time, date and place as the Board shall determine by resolution.

      2.2 SPECIAL MEETINGS. A special meeting of the stockholders for the transaction of any proper business may be called at any time by (i) the Board,
(ii) a committee of the Board duly designated to have the power to call such meetings pursuant to a resolution duly adopted by the Board or such committee or
(iii) by the holders of a majority of the then outstanding shares of Common Stock. Unless otherwise prescribed by statute or by the Certificate of Incorporation, special meetings may not be called by any other person or persons. No business may be transacted at any special meeting of stockholders other than such business as may be designated in a notice calling such meeting.

      2.3   PLACE AND CONDUCT OF MEETINGS.

            (a) All meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may from time to time be designated by the person or persons calling the respective meeting and specified in the respective notices or waivers of notice thereof.

            (b) All annual and special meetings of stockholders shall be conducted in accordance with such rules and procedures as the Board may determine and, as to matters not governed by such rules and procedures, as the chairman of such meeting shall determine. The chairman of any annual or special meeting of stockholders shall be the Chairman of the Board of the Corporation, unless the Board shall designate a different chairman of the meeting by a resolution duly adopted by the Board.

      2.4   NOTICE OF MEETINGS.

            (a) Except as otherwise required by law, notice of each meeting of the stockholders, whether annual or special, shall be given not less than ten
(10) nor more than sixty (60) days before the date of the meeting to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to each stockholder personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to each stockholder at the stockholder's post office address furnished by the stockholder to the Secretary of the Corporation for such purpose or, if the stockholder shall not have furnished to the Secretary the stockholder's address for such purpose, then at the stockholder's post office address last known to the Secretary, or by transmitting a notice thereof to the stockholder at such address by telex, telecopy, telegraph or cable. Except as otherwise expressly required by law, no publication of any notice of a meeting of the stockholders shall be required. Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting, and, in the case of a special meeting, shall also state the purpose or purposes for which the meeting is called. Except as otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof are announced at the meeting at which the adjournment is taken.

            (b) Whenever notice is required to be given to any stockholder to whom (i) notice of two consecutive annual meetings, and all notices of meetings or of the taking of action by written consent at a meeting to such person between such two consecutive annual meetings, or (ii) all, and at least two payments (if sent by First Class Mail) of dividends or interest on securities during a twelve-month period, have been mailed addressed to such person at his address as shown on the records of the Corporation and have been returned undeliverable, the giving of such notice to such person shall not be required. Any action or meeting which shall be taken or held without notice to such person shall have the same force and effect as if such notice had been duly given. If any person shall deliver to the Corporation a written notice setting forth his then current address, the requirement that notice be given to such persons shall be reinstated.

      2.5.  NOTICE OF STOCKHOLDER BUSINESS AND NOMINATIONS.

            (a) ANNUAL MEETINGS OF STOCKHOLDERS.

               (1) Nominations of persons for election to the board of directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Corporation's notice of meeting, (b) by or at the direction of the board of directors or (c) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in this Section 2.5, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this
Section 2.5.

               (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph
(a)(1) of this Section 2.5, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth
(90th) day prior to the first anniversary of the preceding year's annual meeting (except in the case of the 1993 annual meeting, for which such notice shall be timely if delivered in the same time period as if such meeting were a special meeting); provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60) day prior to such annual meeting or the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Corporation. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of the Corporation that are owned beneficially and held of record by such stockholder and such beneficial owner.

               (3) Notwithstanding anything in the second sentence of paragraph
(a)(2) of this Section 2.5 to the contrary, in the event that the number of directors to be elected to the board of directors of the Corporation is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased board of directors at least seventy (70) days prior to the first anniversary of the preceding year's annual meeting (or, if the annual meeting is held more than thirty (30) days before or sixty (60) days after such anniversary date, at least seventy (70) days prior to such annual meeting), a stockholder's notice required by this Section 2.5 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive office of the Corporation not later than the close of business on the tenth (10th) day following the day on which such public announcement is first made by the Corporation.

            (b) SPECIAL MEETINGS OF STOCKHOLDERS. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (a) by or at the direction of the board of directors or (b) provided that the board of directors has determined that directors shall be elected at such meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice of the special meeting, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2.5. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the board of directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Corporation's notice of meeting, if the stockholder's notice required by paragraph (a)(2) of this Section 2.5 shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.

           (c) GENERAL.

               (1) Only such persons who are nominated in accordance with the procedures set forth in this Section 2.5 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 2.5. Except as otherwise provided by law or these bylaws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Section 2.5 and, if any proposed nomination or business is not in compliance herewith to declare that such defective proposal or nomination shall be disregarded.

               (2) For purposes of this Section 2.5, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to
Section 13, 14 or 15(d) of the Exchange Act.

               (3) Notwithstanding the foregoing provisions of this Section 2.5, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth herein. Nothing in this Section 2.5 shall be deemed to affect any rights
(i) of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

      2.6   ACTION WITHOUT MEETING.

            (a) Except as otherwise provided in the Certificate of Incorporation and subject to the rights of holders of any series of Preferred Stock relating to the ability of such holders of such Preferred Stock to take action by a consent or consents in writing, no action required to be taken or which may be taken at any meeting of the stockholders of the Corporation may be taken without a meeting, and the power of the stockholders to consent in writing without a meeting to the taking of any action is denied; provided that any such action may be taken without a meeting or without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by at least sixty-six and two-thirds percent (66-2/3%) of the stockholders entitled to vote with respect to the subject matter thereof, and shall be delivered to the Registered Office, the Principal Office or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Registered Office shall be by hand or by certified or registered mail, return receipt requested. Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the earliest dated consent delivered in the manner required by this Section 2.5 to the Corporation, written consents signed by a sufficient number of stockholders to take action are delivered to the Corporation by delivery to the Registered Office, the Principal Office, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded.

            (b) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than l0 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within l0 days of the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or any officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.

                                 ARTICLE III

                              BOARD OF DIRECTORS

      3.1 GENERAL POWERS. The property, business and affairs of the corporation shall be managed by or under the direction of the Board.

      3.2 NUMBER AND TERM OF OFFICE. Subject to the rights of the holders of any series of Preferred Stock to elect additional directors under specified circumstances, the number of directors shall be fixed from time to time exclusively by the Board pursuant to a resolution adopted by the Board; provided that, upon the adoption of these Amended and Restated Bylaws the number of directors shall be five (5) and, on the effective date of the First Amended Plan of Reorganization of Rexene Corporation, Rexene Products Company and Poly-Pac, Inc., the number of directors shall be increased to ten (10). Commencing with the 1993 annual meeting, the directors shall be elected at the annual meeting of stockholders for a one-year term of office, with each director to hold office until his or her successor shall have been duly elected and qualified or until such director shall resign or shall have been removed. The persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the directors.

      3.3 RESIGNATIONS. Any director of the Corporation may resign at any time by giving written notice to the Board or to the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time is not specified, it shall take effect immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

      3.4 VACANCIES. Except as otherwise provided in the Certificate of Incorporation, any vacancy in the Board, whether because of death, resignation, disqualification, an increase in the number of directors, or any other cause, may be filled by vote of the majority of the remaining directors, although less
than a quorum.   Each director so chosen to fill a vacancy shall hold office until the director's successor shall have been elected and shall qualify or until the director shall resign or shall have been removed in the manner hereinafter provided.

      3.5 PLACE OF MEETING, ETC. The Board may hold any of its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution designate or as shall be designated by the person or persons calling the meeting or in the notice or waiver of notice of any such meeting. Directors may participate in any regular or special meeting of the Board by means of conference telephone or similar communications equipment pursuant to which all persons participating in the meeting of the Board can hear each other, and such participation shall constitute presence in person at such meeting. Subject to the requirements of applicable law, all regular and special meetings of the Board shall be conducted in accordance with such rules and procedures as the Board may approve and, as to matters not governed by such rules and procedures, as the chairman of such meeting shall determine. The chairman of any regular or special meeting shall be the Chairman of the Board of the Corporation, unless the Board shall designate another director to serve as the chairman of the meeting; in the absence of the Chairman of the Board of the Corporation or any such other designee, the chairman of the meeting shall be designated by the Board.

      3.6 FIRST MEETING. The Board shall meet as soon as practicable after each annual election of directors and notice of such first meeting shall not be required.

      3.7 REGULAR MEETINGS. Regular meetings of the Board may be held at such times as the Board shall from time to time by resolution determine. Except as provided by law, notice of regular meetings need not be given.

      3.8 SPECIAL MEETINGS. Special meetings of the Board shall be held whenever called by the Chairman of the Board or a majority of the authorized number of directors. Except as otherwise provided by law or by these Bylaws, notice of the date and time of all special meetings of the Board shall be given to each director;

            (a) by first-class mail, postage prepaid, deposited in the United States mail in the city where the Principal Office is located at least five (5) days before the date of such meeting; or

            (b) by telegram, charges prepaid, such notice to be transmitted by the telegraph company in the city where the Principal Office is located at least twenty-four (24) hours before the time of holding such meeting; or

            (c) by personal delivery, or orally in person or by telephone, at least twenty-four (24) hours prior to the time of holding such meeting.

            Notice given in accordance with paragraph (a) above shall conclusively be deemed to be given to a director if addressed to the director at his or her address as shown on the records of the Corporation. The notice need not specify the purpose of the meeting, nor need it specify the place of the meeting if the meeting is to be held at the Principal Office.

      3.9 QUORUM AND MANNER OF ACTING. Except as otherwise provided in the these Bylaws, the Certificate of Incorporation, or by law, the presence of a majority of the authorized number of directors shall be required to constitute a quorum for the transaction of business at any meeting of the Board, and all matters shall be decided at any such meeting, a quorum being present, by the affirmative votes of a majority of the directors present. A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, provided any action taken is approved by at least a majority of the required quorum for such meeting. In the absence of a quorum, a majority of directors present at any meeting may adjourn the same from time to time until a quorum shall be present. Notice of any adjourned meeting need not be given. The directors shall act only as a Board, and the individual directors shall have no power as such.

      3.10 ACTION BY CONSENT. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

      3.11 COMPENSATION. The directors shall receive only such compensation for their services as directors as may be allowed by resolution of the Board. The Board may also provide that the Corporation shall reimburse each such director for any expense incurred by the director on account of the director's attendance at any meetings of the Board or committees of the Board. Neither the payment of such compensation nor the reimbursement of such expenses shall be construed to preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving compensation therefor.

      3.12 COMMITTEES. The Board may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. Any such committee, to the extent provided in the resolution of the Board and except as otherwise limited by law, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Any such committee shall keep written minutes of its meetings and report the same to the Board at the next regular or special meeting of the Board. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not the member or members constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member.

                                 ARTICLE IV

                                   OFFICERS

      4.1   CORPORATE OFFICERS.

            (a) The officers of the Corporation shall be a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof and their respective titles to be determined by the Board), a Secretary and a Treasurer, and such other officers as may be appointed at the discretion of the Board in accordance with the provisions of Section 4.1(b).

            (b) In addition to the officers specified in Section 4.1(a), the Board may appoint such other officers as the Board may deem necessary or advisable, including one or more Assistant Secretaries and one or more Assistant Treasurers, each of whom shall hold office for such period, have such authority, and perform such duties as the Board may from time to time determine. The Board may delegate to any officer of the Corporation or any committee of the Board the power to appoint, remove, and prescribe the duties of any officer provided for in this Section 4.1(b).

            (c) One person may hold two or more offices, except that the Secretary may not hold the office of President or Chief Executive Officer.

      4.2 ELECTION, TERM OF OFFICE AND QUALIFICATIONS. The officers of the Corporation shall be appointed annually by the Board at the first meeting thereof held after the election of the Board. Each officer shall hold office until such officer shall resign or shall be removed or otherwise disqualified to serve, or the officer's successor shall be appointed and qualified.

      4.3 REMOVAL. Any officer of the Corporation may be removed, with or without cause, at any time at any regular or special meeting of the Board by a majority of the directors of the Board at the time in office or by any officer of the Corporation or committee of the Board upon whom or which such power of removal may be conferred by the Board.

      4.4 RESIGNATIONS. Any officer may resign at any time by giving written notice of such officer's resignation to the Board, the Chief Executive Officer, the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time not be specified, upon receipt thereof by the Board, the Chief Executive Officer, President or Secretary. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

      4.5 VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification, or other event, may be filled for the unexpired portion of the term thereof in the manner prescribed in these Bylaws for regular appointments to such office.

      4.6 CHAIRMAN OF THE BOARD. The Chairman of the Board, who shall not be an officer of the Company unless specifically he/she is a full time employee of the Company, shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board. The Chairman of the Board shall perform all duties incident to the office of the Chairman of the Board and such other duties as may from time to time be assigned to such person by the Board.

      4.7 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer shall have, subject to the control of the Board, general supervision and management over the business of the Corporation and over its officers and employees. In the absence of the Chairman of the Board, the Chief Executive Officer shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board. The Chief Executive Officer shall perform all duties incident to the office of the Chief Executive Officer and such other duties as may from time to time be assigned to such officer by the Board.

      4.8 PRESIDENT. The President shall have, subject to control of the Board and the Chief Executive Officer, general and active supervision and management over the business of the Corporation and over its officers and employees. In the absence of the Chairman of the Board and the Chief Executive Officer, the President shall preside as chairman at all meetings of the stockholders and the Board, unless a chairman of such meeting or meetings shall be otherwise appointed and given such duties by the Board. The President shall perform all duties incident to the office of the President and such other duties as may from time to time be assigned to such officer by the Board."

      4.9 VICE PRESIDENT. Each Vice President shall have such powers and perform such duties as the Board may from time to time prescribe.

      4.10 SECRETARY. The Secretary shall have the duty to record the proceedings of all meetings of the Board, of the stockholders, and of all committees of which a secretary shall not have been appointed The Secretary shall say that all notices are duly given in accordance with these Bylaws and as required by law; shall be custodian to the seal of the Corporation and shall affix and attest the seal to all documents to be executed on behalf of the Corporation under its seal; and in general, shall perform all the duties incident to the office of Secretary and such other duties as may from time to time be assigned to the Secretary by the Board.

      4.11 TREASURER. The Treasurer shall supervise, have custody of, and be responsible for, all funds and securities of the Corporation. The Treasurer shall deposit all such funds in the name of the Corporation in such banks, trust companies or other depositories as shall be selected by the Board on in accordance with authority delegated by the Board. The Treasurer shall receive and give receipts for, moneys due and payable to the Corporation from any source whatsoever. The Treasurer shall exercise general supervision over expenditures and disbursements made by officers, agents and employees of the Corporation and the preparation of such records and reports in connection therewith as may be necessary or desirable. The Treasurer shall, in general, perform all other duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Board. Unless otherwise provided by the Board, the Treasurer shall be the Chief Financial Officer of the Corporation.

      4.12 COMPENSATION. The compensation of the officers of the Corporation shall be fixed from time to time by the Board. No officer shall be prevented from receiving such compensation by reason of the fact that the officer is also a director of the Corporation. Nothing contained herein shall preclude any officer from serving the Corporation, or any subsidiary corporation, in any other capacity and receiving compensation therefor.


                                  ARTICLE V

                           SHARES AND THEIR TRANSFER

      5.1   CERTIFICATES FOR STOCK.

            (a) The shares of stock of the Corporation shall be represented by certificates. Every holder of stock shall be entitled to have a certificate, in such form as the Board shall prescribe, signed by or in the name of the Corporation by the Chairman or Vice Chairman of the Board, or the President or Vice President, and by, the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation representing the number of shares registered in certificate form. Any of or all of the signatures on the certificates may be a facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any such certificate, shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may nevertheless be issued by the Corporation with the same effect as though the person who signed such certificate, or whose facsimile signature shall have been placed thereupon, were such officer, transfer agent or registrar at the date of issue.

            (b) A record shall be kept of the respective names of the person, firms or corporations owning the stock represented by such certificates, the number and class of shares represented by such certificates, respectively, and the respective dates thereof, and in case of cancellation, the respective dates of cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except as provided in Section 5.4.

      5.2 TRANSFERS OF STOCK. Transfers of shares of stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by such holder's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer clerk or a transfer agent appointed as provided in

Section 5.3, and upon surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation. Whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact shall be so expressed in the entry of transfer if, when the certificate or certificates shall be presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

      5.3 REGULATIONS. The Board may make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation. The Board may appoint, or authorize any officer or officers to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

      5.4 LOST, STOLEN, DESTROYED AND MUTILATED CERTIFICATES. In any case of loss, theft, destruction or mutilation of any certificate of stock, another may be issued in its place upon proof of such loss, theft, destruction or mutilation and upon the giving of a bond of indemnity to the Corporation in such form and in such sum as the Board may direct; PROVIDED, HOWEVER, that a new certificate may be issued without requiring any bond when, in the judgment of the Board it is proper so to do.


                                  ARTICLE VI

                                INDEMNIFICATION

      6.1 RIGHT OF INDEMNIFICATION. The Corporation shall indemnify and hold harmless each person who is or was a director or officer of the Corporation, and each person who is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, to the fullest extent permitted by the laws of Delaware, as from time to time in effect. The Corporation may, if and to the extent authorized by the Board in a specific case, indemnify and hold harmless employees or agents of the Corporation or of such other enterprises in the same manner and to the same extent. The obligations set forth in this Section 6.1 shall inure to the benefit of heirs, executors, administrators and personal representatives of those entitled to the benefits of this Section 6.1 and shall be binding upon any successor to the Corporation to the fullest extent permitted by the laws of Delaware, as from time to time in effect. This Section 6.1 shall be applicable whether or not the matters to which the obligation to indemnify or hold harmless relates arose in whole or part prior to the adoption of this Article, and shall not be construed to limit the powers of the Board to provide any other indemnification or other rights or benefits which it may deem appropriate.

      6.2 OTHER RIGHTS AND REMEDIES. The benefits provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any Bylaws, agreement, vote of stockholders or interested directors or otherwise,both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

      6.3 INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him or hold him harmless against such liability under the provisions of this Article.

      6.4 EMPLOYEE BENEFIT PLANS. For purposes of this Article, references to "other enterprises" shall include employee benefit plans, if any, and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes a duty on or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants and beneficiaries.


                                  ARTICLE VII

                                 MISCELLANEOUS

      7.1 SEAL. The corporate seal of the Corporation shall be the corporate seal previously adopted by the Board.

      7.2 WAIVER OF NOTICES. Whenever notice is required to be given by these Bylaws or the Certificate of Incorporation or by law, the person entitled to such notice may waive such notice in writing, either before or after the time stated therein, and such waiver shall be deemed equivalent to notice.
Attendance of a person at a meeting (whether in person or by proxy in the case of a meeting of stockholders) shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice.

      7.3. AMENDMENTS. These Bylaws, or any of them, may be altered, amended or repealed, and new Bylaws may be made, (i) by the Board, by vote of a majority of the number of directors then in office, or (ii) by the stockholders. Any Bylaws made or altered by the stockholders may be altered or repealed by either the Board or the stockholders.

      7.4 REPRESENTATION OF OTHER CORPORATIONS. The President, any Vice President or the Secretary of this Corporation are authorized to vote, represent and exercise on behalf of this Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation any and all shares held by this Corporation in any other corporation or corporations may be exercised either by such officers in person or by any person authorized so to do by proxy or power of attorney duly executed by said officers.

                               AMENDMENT NO. 1                  EXHIBIT 10.18
                                      TO
                    NON-QUALIFIED STOCK OPTION AGREEMENT


      This Amendment No. 1 is entered into by and between Rexene Corporation ("Company") and Geff Perera ("Optionee").

      The reason for this Amendment No. 1 to the Key Employee Non-Qualified Stock Option Agreement of May 27, 1993 (the "Agreement") is the potential problem under Rule 2.01 of Regulation S-X of the SEC arising from the fact that Optionee's spouse is a senior manager at Price Waterhouse, and Optionee's position as Controller of the Company and the Optionee's holding securities of value in the Company. To give Price Waterhouse time to resolve this problem, the parties have agreed to defer the vesting of options under Section 2.1(a) of the Agreement until such time as Price Waterhouse shall have advised the Company and Optionee of the resolution of this issue.

      Accordingly, the parties, with the intent to be bound, have agreed that effective as of May 24, 1994, the existing Section 2.1(a) of the Agreement is cancelled and there is substituted in its place a new Section 2.1(a) as follows:

     "a.   2,333 shares of Common Stock may be purchased in whole at any time or in part from time to time when the exercise by the Optionee of his option to purchase Common Stock of the Company will not create a problem of independence for Price Waterhouse acting as the independent auditors of the Company, or such other time as the parties may agree upon."

     In all other respects the Agreement shall remain in full force and effect.

REXENE CORPORATION



By:  /s/ Kevin W. McAleer        /s/ Geff F. Perera
    ---------------------        ------------------
                                     Geff F. Perera
                                     Optionee