Form 10-Q
period 1994-09-30
REXENE CORP
filed 1994-10-24
CIK 829218

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER: 1-9988

                               REXENE CORPORATION

             (Exact name of Registrant as Specified in its Charter)

              DELAWARE                    75-2104131
   (State or Other Jurisdiction of     (I.R.S. Employer
   Incorporation or Organization)       Identification
                                             No.)

          5005 LBJ FREEWAY
            DALLAS, TEXAS                    75244
   (Address of Principal Executive        (Zip Code)
              Offices)

                                 (214) 450-9000
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No _____

    At October 19, 1994, 10,624,306 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                      REXENE CORPORATION AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1994
           and 1993........................................................................................           1

           Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 1994 and
           1993............................................................................................           2

           Condensed Consolidated Balance Sheets as of September 30, 1994 and December 31, 1993............           3

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1994 and
           1993............................................................................................           4

           Notes to Condensed Consolidated Financial Statements............................................           5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........           8

PART II -- OTHER INFORMATION...............................................................................          12

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
Net sales...............................................................................  $   142,937  $   111,188
                                                                                          -----------  -----------

Operating expenses:
  Cost of sales.........................................................................      109,408       96,651
  Marketing, general and administrative.................................................        9,184        8,148
  Research and development..............................................................        1,786        1,703
                                                                                          -----------  -----------
                                                                                              120,378      106,502
                                                                                          -----------  -----------
Operating income........................................................................       22,559        4,686

Interest expense:
  Cash..................................................................................       (9,634)      (6,185)
  Non-cash..............................................................................       (3,185)      (6,359)
Interest income.........................................................................          666          309
Other, net..............................................................................          914         (157)
                                                                                          -----------  -----------
Income (loss) before income taxes.......................................................       11,320       (7,706)
Income tax expense......................................................................        4,506          120
                                                                                          -----------  -----------
Net income (loss).......................................................................  $     6,814  $    (7,826)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average shares outstanding.....................................................       11,063       10,501
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Net income (loss) per share.............................................................  $      0.62  $     (0.75)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                             1994         1993
                                                                                          -----------  -----------
Net sales...............................................................................  $   386,153  $   326,460
                                                                                          -----------  -----------

Operating expenses:
  Cost of sales.........................................................................      308,961      284,900
  Marketing, general and administrative.................................................       25,971       24,494
  Research and development..............................................................        4,936        4,875
                                                                                          -----------  -----------
                                                                                              339,868      314,269
                                                                                          -----------  -----------
Operating income........................................................................       46,285       12,191

Interest expense:
  Cash..................................................................................      (21,763)     (18,261)
  Non-cash..............................................................................      (16,208)     (18,681)
Interest income.........................................................................        1,522        1,005
Other, net..............................................................................          646         (208)
                                                                                          -----------  -----------
Income (loss) before income taxes.......................................................       10,482      (23,954)
Income tax expense (benefit)............................................................        4,329       (4,319)
                                                                                          -----------  -----------
Net income (loss).......................................................................  $     6,153  $   (19,635)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Weighted average shares outstanding.....................................................       10,886       10,501
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Net income (loss) per share.............................................................  $      0.57  $     (1.87)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1994           1993
                                                                                      -------------  ------------
                                                     ASSETS
Cash and cash equivalents:
  Unrestricted......................................................................   $    50,658    $   28,288
  Restricted                                                                                 2,306         2,247
Accounts receivable, net............................................................        75,566        57,820
Inventories.........................................................................        55,347        52,621
Income taxes receivable.............................................................       --              4,965
Prepaid expenses and other..........................................................         1,076         1,522
                                                                                      -------------  ------------
  Total current assets..............................................................       184,953       147,463
Property, plant and equipment, net..................................................       253,115       244,346
Reorganization value in excess of amounts allocable to identifiable assets, net.....         3,460         3,660
Intangible assets, net..............................................................         3,326         4,198
Other noncurrent assets.............................................................        31,927        30,369
                                                                                      -------------  ------------
                                                                                       $   476,781    $  430,036
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable....................................................................   $    27,976    $   27,386
Accrued liabilities.................................................................         8,053         8,116
Accrued interest....................................................................        12,639         3,097
Income taxes payable................................................................         5,312        --
Employee benefits payable...........................................................         5,884         3,754
                                                                                      -------------  ------------
  Total current liabilities.........................................................        59,864        42,353
Long-term debt......................................................................       300,509       281,764
Other noncurrent liabilities........................................................        71,077        65,840
Deferred income taxes...............................................................        42,725        45,216

Stockholders' equity (deficit):
  Common stock, par value $0.01 per share; 100 million shares authorized; 10.6 and
   10.5 million shares issued and outstanding, respectively.........................           106           105
  Paid-in capital...................................................................        27,486        26,529
  Accumulated deficit...............................................................       (25,618)      (31,771)
  Foreign currency translation adjustment...........................................           632        --
                                                                                      -------------  ------------
  Total stockholders' equity (deficit)..............................................         2,606        (5,137)
                                                                                      -------------  ------------
                                                                                       $   476,781    $  430,036
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1994        1993
                                                                                           ----------  ----------
Cash flows from operating activities:
Net income (loss)........................................................................  $    6,153  $  (19,635)
                                                                                           ----------  ----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization........................................................      13,884      12,925
    Non-cash interest expense............................................................      16,208      18,681
    Deferred income taxes................................................................      (2,491)     (2,687)
    Change in:
      Accounts receivable................................................................     (17,710)    (12,027)
      Inventories........................................................................      (2,720)      4,288
      Prepaid expenses and other.........................................................         435         379
      Income taxes.......................................................................      10,277      (1,683)
      Accounts payable...................................................................         568       3,002
      Accrued interest...................................................................       9,542       5,999
      Employee benefits payable and accrued liabilities..................................       2,066        (865)
    Increase (decrease) in other noncurrent liabilities..................................        (208)      1,721
    Other................................................................................        (506)       (764)
                                                                                           ----------  ----------
  Total adjustments......................................................................      29,345      28,969
                                                                                           ----------  ----------
Net cash provided by operating activities................................................      35,498       9,334
                                                                                           ----------  ----------
Cash flows from investing activities:
  Capital expenditures...................................................................     (21,089)    (10,688)
  Proceeds from issuance of common stock, net............................................         958      --
                                                                                           ----------  ----------
Net cash used for investing activities...................................................     (20,131)    (10,688)
                                                                                           ----------  ----------
Cash flows from financing activities:
  Bank borrowings under the Old Credit Agreement.........................................       7,000      --
                                                                                           ----------  ----------
Net cash provided by financing activities................................................       7,000      --
                                                                                           ----------  ----------
Effect of exchange rate changes on cash..................................................          62      --
                                                                                           ----------  ----------
Net increase (decrease) in cash and cash equivalents.....................................      22,429      (1,354)
Cash and cash equivalents at beginning of period.........................................      30,535      34,202
                                                                                           ----------  ----------
Cash and cash equivalents at end of period...............................................  $   52,964  $   32,848
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Supplemental cash flow information:
  Cash paid for interest.................................................................  $   11,955  $   11,910
  Cash paid for income taxes.............................................................  $      203  $   --

           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL
    Rexene Corporation manufactures and markets thermoplastic and petrochemical products including low density polyethylene and polypropylene resins, plastic films and styrene, which are integral elements in the manufacture of a wide variety of industrial and consumer products. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company".

    The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1993 Annual Report on Form 10-K and with the registration statements filed on October 21, 1994 with the Securities and Exchange Commission.

2.  INCOME TAXES
    The income tax expense (benefit) is composed of (in thousands):

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 1994       1993       1994       1993
                                               ---------  ---------  ---------  ---------
Current:
  Federal....................................  $   4,683  $  (2,095) $   6,632  $  (2,174)
  State......................................         48        511        188        542
Deferred income taxes........................       (225)     1,704     (2,491)    (2,687)
                                               ---------  ---------  ---------  ---------
                                               $   4,506  $     120  $   4,329  $  (4,319)
                                               ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------

3.  INVENTORIES
    Inventories consist of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1994           1993
                                                                  -------------  ------------
Raw materials...................................................   $    18,202    $   11,313
Work in progress................................................         7,016         6,694
Finished goods..................................................        30,129        34,614
                                                                  -------------  ------------
                                                                   $    55,347    $   52,621
                                                                  -------------  ------------
                                                                  -------------  ------------

                      REXENE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.  NONCURRENT ASSETS
    The cost and accumulated depreciation of property, plant and equipment and cost and accumulated amortization of reorganization value in excess of amounts allocable to identifiable assets and intangible assets are as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1994           1993
                                                                  -------------  ------------
Property, plant and equipment...................................   $   285,633    $  264,052
Accumulated depreciation........................................       (32,518)      (19,706)
                                                                  -------------  ------------
                                                                   $   253,115    $  244,346
                                                                  -------------  ------------
                                                                  -------------  ------------
Reorganization value in excess of amounts allocable to
 identifiable assets............................................   $     4,298    $    4,298
Accumulated amortization........................................          (838)         (638)
                                                                  -------------  ------------
                                                                   $     3,460    $    3,660
                                                                  -------------  ------------
                                                                  -------------  ------------
Intangible assets...............................................   $     5,544    $    5,598
Accumulated amortization........................................        (2,218)       (1,400)
                                                                  -------------  ------------
                                                                   $     3,326    $    4,198
                                                                  -------------  ------------
                                                                  -------------  ------------

5.  LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1994           1993
                                                                  -------------  ------------
Old Senior Notes................................................   $   253,000    $  253,000
Old Subordinated Notes..........................................        99,629        95,342
Less: unamortized discount......................................       (61,120)      (68,578)
                                                                  -------------  ------------
                                                                       291,509       279,764
Bank borrowings under the Old Credit Agreement..................         9,000         2,000
                                                                  -------------  ------------
                                                                   $   300,509    $  281,764
                                                                  -------------  ------------
                                                                  -------------  ------------

6.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
    In October 1994, the Compensation Committee of the Board of Directors adopted a noncontributory defined benefit Supplemental Executive Retirement Plan ("SERP") covering certain key employees of the Company. The Company will fund the SERP from time to time at the discretion of the Compensation Committee or the Board of Directors.

    The projected benefit obligation under this plan as of October 3, 1994 was approximately $3.2 million and the annual periodic cost is approximately $950,000 beginning with the fourth quarter of 1994.

7.  CONTINGENCIES
    The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has

                      REXENE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7.  CONTINGENCIES (CONTINUED)
incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $23.0 million accrued in the September 30, 1994 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

    The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 20 to the Consolidated Financial Statements included in the Company's 1993 Annual Report on Form 10-K. There have been no material changes to the certain other lawsuits described in the aforementioned Note 20, except as described in the registration statements filed on October 21, 1994 with the Securities and Exchange Commission.

    With respect to each of the litigation matters filed against the Company, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and Rextac-R- amorphous polyalphaolefins ("APAO") businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins. Following a significant improvement in domestic economic growth since the second half of 1993, these markets experienced increased levels of demand which have resulted in greater capacity utilization and higher domestic and export prices. According to industry consultants, during the first six months of 1994, domestic demand for low density polyethylene, polypropylene and styrene increased by approximately 9%, 14% and 5%, respectively, compared to the first six months of 1993. This increase in demand has enabled the Company and the petrochemical industry in general to increase selling prices significantly at a time when feedstock costs have either not increased or only increased modestly compared to end product prices. For example, from December 1993 to September 1994, the Company increased the average selling prices of its polyethylene, polypropylene and styrene by 28%, 18% and 66% per pound, respectively. During the same period, prices for the Company's major feedstocks, ethane and propane, were relatively stable, and the price for benzene increased 63%.

    Principal raw materials purchased by the Company consist of ethane, propane (extracted from natural gas liquids), propylene and benzene for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. During the past four years, feedstocks accounted for between approximately 24% and 32% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results. Current market conditions for the Company's products indicate that increases in feedstock costs may be passed on to customers, but an adverse change in market conditions for such products could reduce pricing flexibility, including the ability to pass on any such increase.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993

    Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets in which the Company participated during the nine months ended September 30, 1994. This resulted in increased volumes, prices and margins for the Company in most of its product lines. Net sales increased $31.7 million (or 29%) from $111.2 million for the three months ended September 30, 1993 to $142.9 million for the three months ended September 30, 1994 due to a general increase in demand for all product lines. Styrene sales increased $8.7 million (or 53%) in the third quarter of 1994 as compared to the third quarter of 1993 due to a price increase of 8 cents per pound (or 33%) and a volume increase of 11.3 million pounds (or 16%). Polyethylene sales increased $8.7 million (or 29%) principally due to a volume increase of 10.6 million pounds (or 13%) and a price increase of 5 cents per pound (or 14%). Plastic film sales increased $8.2 million (or 21%) in the third quarter of 1994 as compared to the third quarter of 1993, principally due to a volume increase of 8.7 million pounds (or 22%). Polypropylene sales increased $2.0 million (or 12%) in the third quarter of 1994 as compared to the third quarter of 1993 principally due to a volume increase of 1.8 million pounds (or 5%) and a price increase of 3 cents per pound (or 7%). Excess feedstock sales increased $4.5 million (or 237%) in the third quarter of 1994 as compared to the third quarter of 1993.

    The Company's gross profit percentage increased from 13% for the three months ended September 30, 1993 to 23% for the comparable period in 1994 principally due to the increase in selling prices and sales volumes discussed above.

    Marketing, general and administrative expenses increased $1.0 million (or 13%) from $8.1 million for the third quarter of 1993 to $9.2 million for the third quarter of 1994 principally due to higher employee benefits that are related to the Company's improved operating performance. Research and development expenses for the third quarter of 1994 remained relatively stable compared to the third quarter of 1993.

    Due primarily to the factors described above, operating income increased $17.9 million (or 381%) for the three months ended September 30, 1994, as compared to the corresponding period in 1993.

    Cash interest expense increased $3.4 million (or 56%) and non-cash interest expense decreased $3.2 million (or 50%) principally due to the decision not to exercise the pay-in-kind feature on the Old Subordinated Notes for the interest payment that will be due on November 15, 1994.

    Other, net increased $1.1 million for the third quarter of 1994 as compared to the third quarter of 1993, principally due to the receipt of approximately $1.0 million of insurance proceeds received in settlement of a claim related to a prior lawsuit.

    Income tax expense increased $4.4 million in the third quarter of 1994 as compared to the third quarter of 1993 principally due to the Company's improved operating performance.

    Due primarily to the factors described above, for the third quarter of 1994, the Company earned net income of $6.8 million as compared to a net loss of $7.8 million for the third quarter of 1993.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

    Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets in which the Company participated during the nine months ended September 30, 1994. This resulted in increased volumes, prices and margins for the Company in most of its product lines. Net sales increased $59.7 million (or 18%) from $326.5 million for the nine months ended September 30, 1993 to $386.2 million for the nine months ended September 30, 1994 due to a general increase in demand for all product lines. Plastic film sales increased $16.3 million (or 15%) in the first nine months of 1994 as compared to the first nine months of 1993 principally due to a volume increase of 20.0 million pounds (or 18%). Styrene sales increased $16.2 million (or 35%) in the first nine months of 1994 as compared to the first nine months of 1993 due to a volume increase of 37.6 million pounds (or 19%) and a price increase of 3 cents per pound (or 15%). Polyethylene sales increased $9.9 million (or 11%) in the first nine months of 1994 as compared to the first nine months of 1993, principally due to a volume increase of 24.4 million pounds (or 10%). Polypropylene sales increased $6.3 million (or 13%) in the first nine months of 1994 as compared to the first nine months of 1993 due to a volume increase of 7.9 million pounds (or 7%). APAO sales increased $2.4 million (or 19%) in the first nine months of 1994 as compared to the first nine months of 1993, principally due to a volume increase of 5.1 million pounds (or 22%). Excess feedstock sales increased $8.2 million (or 136%) in the first nine months of 1994 as compared to the first nine months of 1993.

    The Company's gross profit percentage increased from 13% for the nine months ended September 30, 1993 to 20% for the same period in 1994 principally due to the increase in selling prices and sales volumes discussed above.

    Marketing, general and administrative expenses increased $1.5 million (or 6%) for the first nine months of 1994 as compared to the same period in 1993 principally due to higher employee benefits that are related to the Company's improved operating performance, partially offset by lower marketing and bad debt expenses. Research and development expenses for the first nine months of 1994 remained relatively stable compared to the first nine months of 1993.

    Due primarily to the factors described above, operating income increased $34.1 million (or 280%) for the nine months ended September 30, 1994 as compared to the corresponding period in 1993.

    Cash interest expense increased $3.5 million (or 19%) and non-cash interest expense decreased $2.5 million (or 13%) principally due to the decision not to exercise the pay-in-kind feature on the Old Subordinated Notes for the interest payment that will be due on November 15, 1994.

    Other, net increased $.9 million for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993, principally due to the receipt of approximately $1.0 million of insurance proceeds received in settlement of a claim related to a prior lawsuit.

    The income tax expense of $4.3 million for the first nine months of 1994 reflects current income taxes payable of $6.8 million, partially offset by deferred income tax benefits of $2.5 million. The income tax benefit for the same period in 1993 reflects the current income tax benefits from the carryback of 1993 pre-tax losses to prior years and the effect of deferred income taxes.

    Due primarily to the factors discussed above, for the first nine months of 1994, the Company earned net income of $6.2 million as compared to a net loss of $19.6 million for the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 1994, cash generated from operations increased $26.2 million as compared to the comparable period in 1993. This increase was principally due to higher operating income and receipt of $5.5 million of federal income tax refunds, partially offset by the effect of increased accounts receivable resulting principally from higher sales.

    On September 16, 1994 and September 23, 1994, the Company filed registration statements with the Securities and Exchange Commission as part of a recapitalization plan (the "Recapitalization") for proposed public offerings of 8 million shares of common stock (together with options granted to the underwriters to purchase an additional 1,200,000 shares) (the "Common Stock Offering") and $175 million aggregate principal amount of senior notes due 2004 (the "Senior Notes", together with the Common Stock Offering, the "Offerings"), respectively. The Company also obtained a commitment letter from a bank for a $100 million term loan (the "Term Loan") and an $80 million revolving credit facility (the "Revolving Credit Facility", together with the Term Loan, the "New Credit Agreement"). The Recapitalization also includes the call for redemption of the Company's Increasing Rate Senior Notes due 1999 (the "Old Senior Notes") and Increasing Rate Subordinated Notes due 2002 (the "Old Subordinated Notes" and, together with the Old Senior Notes, the "Old Notes") and repayment in full of the outstanding indebtedness under the Company's existing credit agreement with Transamerica Business Credit Corporation (the "Old Credit Agreement"). The accrued interest under the Old Notes payable on November 15, 1994 (the next payment date) is approximately $16.7 million. The Company intends to make this interest payment solely in cash.

    The Company will record an extraordinary non-cash loss from the redemption of the Old Notes. Such loss will be recognized in the period during which the Old Notes are redeemed. If the redemption had occurred on September 30, 1994, the extraordinary loss (net of tax benefits) from the redemption of Old Notes would have been $24.2 million.

    The New Credit Agreement provides for up to $100 million of term loans and up to $80 million of revolving credit loans for working capital and for letters of credit. The Company will be required to repay a portion of its borrowings under the Term Loan each year, commencing in 1995, so as to retire such indebtedness in its entirety by November 1999. Availability of borrowings under the Revolving Credit Facility will be based upon a formula related to inventory and accounts receivable and is contingent upon the receipt by the Company of gross proceeds from the Common Stock Offering of at least $85 million and of aggregate gross proceeds from the Offerings of at least $275 million.

    After the Recapitalization, the Company will have substantial principal repayment obligations. The Company will be required to make quarterly principal payments under the Term Loan commencing on March 31, 1995. The first four payments will each be in the amount of $2.5 million, the next four payments will each be in the amount of approximately $3.75 million and all payments thereafter will each be in the amount of $6.25 million, so as to retire such indebtedness in its entirety by November 1999. In addition, under the New Credit Agreement, the Company has certain mandatory prepayment obligations in the event annual cash flow exceeds certain levels. The Senior Notes will mature in 2004. The Company believes that following the consummation of the Offerings, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be adequate for the foreseeable future to make scheduled payments of principal and interest under the New Credit Agreement and interest payments on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions regarding the demand for the Company's products, raw material costs and other factors.

    The New Credit Agreement and the Indenture will contain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, create or permit liens, effect certain asset sales and engage in certain mergers or similar transactions. The New Credit Agreement will also contain certain financial covenants relating to the financial condition of the Company, including covenants relating to the ratio of its earnings to its interest expense, the ratio of its earnings to its fixed charges and a leverage ratio. These covenants could limit the Company's ability to obtain additional financing and engage in certain corporate activities. Continued compliance with such covenants will depend upon a variety of factors, including general economic conditions and other factors beyond the control of the Company.

    During 1992 and 1993, the Company expended approximately $15.1 and $17.0 million, respectively, for capital expenditures. For 1994, the Company has budgeted $31.0 million for capital expenditures, of which approximately $21.1 million had been spent through September 1994. For 1995, the Company has budgeted approximately $30.0 million for proposed capital expenditures. In addition, the Company is exploring a number of possible product development opportunities which would require additional capital expenditures. For example, the Company has announced the development of a new polyolefin polymer, REXFLEX-TM- FPO. The Company is currently producing experimental quantities of this product in a small-scale pilot plant at the Odessa Facility and is in the process of developing process technology for a commercial plant. At this time, however, no budgeting decision has been made regarding this or other similar projects.

    A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, on the basis of reasonable investigation and analysis, management believes that the approximately $23.0 million accrued in the September 30, 1994 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential sites would not have a material adverse effect on the financial condition of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the RCRA and equivalent Texas law, the Company has deposited $10.6 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa Facility's hazardous waste management units.

This deposit is included in other noncurrent assets in the September 30, 1994 balance sheet. This amount deposited in trust does not cover the costs of addressing existing contamination at the Odessa Facility.

    The Company's operating expenditures for environmental remediation and waste disposal were approximately $6.4 million in 1993 and are expected to be approximately $6.0 million in 1994. In 1993 the Company also expended approximately $5.1 million relating to environmental capital expenditures. In 1994, the Company expects to spend approximately $3.2 million for environmentally-related capital expenditures, which is lower than historical levels due to timing of expenditures pertaining to several projects. Thereafter for the foreseeable future, the Company expects to incur approximately $4.0 to $5.0 million per year in capital spending to address the requirements of Environmental Laws. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

                           PART II--OTHER INFORMATION

NONE

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REXENE CORPORATION

Date: October 21, 1994                    By:        /s/ KEVIN W. MCALEER

                                          --------------------------------------
                                                       Kevin W. McAleer
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER