Form 10-K
period 1994-12-31
REXENE CORP
filed 1995-03-20
CIK 829218

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              [FEE REQUIRED]
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
              OR
    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              [NO FEE REQUIRED]
              FOR THE TRANSACTION PERIOD FROM   TO

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

     Securities registered pursuant to Section 12(b) of the Act:


                                           NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                  WHICH REGISTERED
- ----------------------------------------  ---------------------------
     Common Stock, $0.01 par value          New York Stock Exchange
      Common Stock Purchase Rights          New York Stock Exchange
     11 3/4% Senior Notes due 2004          New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                 TITLE OF CLASS
                                      NONE

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

    The aggregate market value of the 18,559,990 shares of common stock held by non-affiliates of the Registrant was $180,959,903 as of March 9, 1995.

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

                                       NUMBER OF SHARES
                                        OUTSTANDING AT
        TITLE OF EACH CLASS             MARCH 9, 1995
- -----------------------------------  --------------------
   Common Stock, $0.01 par value          18,717,797

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its annual meeting of stockholders scheduled to be held on April 25, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               REXENE CORPORATION

                        1994 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    The Company is the result of a combination of three businesses operated by predecessor entities. In 1958, a subsidiary of The El Paso Company ("El Paso") constructed a styrene plant in Odessa, Texas. In 1960, El Paso and a predecessor of Dart Industries Inc. ("Dart") formed a joint venture to produce ethylene, propylene, polyethylene and polypropylene in Odessa, Texas. El Paso subsequently acquired the plastic film business of Dart in 1979 and full ownership of these businesses by 1983. In 1983, El Paso sold its petrochemical, polyolefin and plastic film business to a management-led group of investors, who consolidated the businesses under a Delaware corporation named Rexene Corporation ("Old Rexene"). In 1988, Old Rexene was sold to an investor group organized by an investment banking firm.

    In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws. On September 18, 1992, Old Rexene emerged from bankruptcy in accordance with a plan of reorganization (the "1992 Reorganization") providing for the merger of Old Rexene into its wholly-owned operating subsidiary, Rexene Products Company, a Delaware corporation ("Products"), which subsequently changed its name to Rexene Corporation. Unless otherwise indicated, Old Rexene, Products and New Rexene and their consolidated subsidiaries are sometimes collectively or separately referred to as "Rexene" or the "Company". See "Item 3 -- Legal Proceedings".

    In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") designed to increase stockholders' equity, reduce indebtedness and interest expense and improve the Company's strategic, operating and financial flexibility. The Recapitalization resulted in (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "Senior Notes") in an aggregate principal amount of $175 million, (iii) the establishment of a new credit facility (the "Credit Agreement"), providing a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's Increasing Rate Senior Notes Due 1999 (the "Old Senior Notes"), (v) the redemption of the Company's Increasing Rate Subordinated Notes Due 2002 (the "Old Subordinated Notes" and, together with the Old Senior Notes, the "Old Notes"), and (vi) the repayment in full of the outstanding indebtedness under the then existing credit agreement (the "Old Credit Agreement"). No borrowings have been made under the Revolving Credit Facility. In connection with the redemption of the Old Notes, the Company recorded an extraordinary loss of $25.8 million (net of income tax benefits) in the fourth quarter of 1994.

    The corporate headquarters of the Company, a Delaware corporation, are located at 5005 LBJ Freeway, Dallas, Texas 75244, and its telephone number is 214-450-9000.

PRINCIPAL PRODUCTS

    The Company manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene and REXTAC-Registered Trademark- amorphous polyalphaolefin ("APAO") resins and styrene. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The

Company manufactures plastic film at five plants located in the United States and England and polymers and petrochemicals at an integrated facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its raw materials.

    Plastic film, polyethylene, polypropylene, APAO and styrene are used by the Company's customers to manufacture many diverse finished goods. These principal end market products are set forth below:

                 [SEE APPENDIX FOR DESCRIPTION]

    The  following chart presents  the net sales,  excluding intercompany sales,
contributed  by  the  Company's  products  during  the  periods  indicated   (in
thousands):

                                                                            THREE MONTHS   NINE MONTHS
                                                  YEARS ENDED DECEMBER 31,     ENDED          ENDED
                                                  ------------------------  DECEMBER 31,  SEPTEMBER 30,
                                                     1994         1993        1992(1)        1992(1)
                                                  -----------  -----------  ------------  -------------
Plastic film....................................  $   172,618  $   147,468   $   34,140    $   104,264
Polyethylene....................................      145,362      120,060       32,250         90,799
Polypropylene...................................       77,544       64,459       13,213         51,989
APAO............................................       18,571       15,084        2,649         10,997
Styrene.........................................       89,818       61,372       13,705         49,392
Other...........................................       34,044       20,910        2,897          8,665
                                                  -----------  -----------  ------------  -------------
    Total.......................................  $   537,957  $   429,353   $   98,854    $   316,106
                                                  -----------  -----------  ------------  -------------
                                                  -----------  -----------  ------------  -------------

- ------------------------
(1) Notwithstanding the accounting changes instituted pursuant to the 1992 Reorganization, the net sales presented for the three months ended December 31, 1992 and the nine months ended September 30, 1992 are comparable on an aggregate basis to those amounts presented for the years ended December 31, 1994 and 1993.

    No customer accounted for more than 10% of the Company's consolidated net sales for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 or the nine months ended September 30, 1992.

PLASTIC FILM

THE PRODUCT

    The Company, through CT Film, is a major participant in the specialty market for polyethylene films. Product applications for these films include disposable diapers, feminine hygiene products, tapes, packaging, lamination and unsupported overwraps and greenhouse and agricultural applications. CT Film's products are manufactured principally with its own proprietary processes.

    CT Film develops specialty formulations of films to meet customer specifications for various highly specific and value added applications. Examples include a recycle film containing a minimum of 25% recycled materials, low gel film developed for photo-resistant applications, MAXILENE-Registered Trademark-lamination film and thin gauge barrier film for feminine hygiene products and medical applications. CT Film produces films for co-extruded forming webs, linear tear films, and elastomeric films for surgical products.

MARKETING

    Domestically, CT Film ships film from its plants in Chippewa Falls, Wisconsin; Clearfield, Utah; Dalton, Georgia; and Harrington, Delaware. The Company's customers include a number of Fortune 500 companies. Products are sold primarily through the Company's plastic film sales staff.

COMPETITION

    The United States polyethylene film industry is highly fragmented, with over 450 producers ranging from a few large national producers, such as CT Film, to many small, regional producers. CT Film's principal competitors include Tredegar Industries, Exxon Chemical Americas, Clopay Corporation, Blessings Company, Deerfield Plastics Company, Inc., DuPont of Canada, and James River Corporation. The plastic film business is based on custom formulations to meet customer needs. Competition is based on the quality and properties of the film as well as price. CT Film seeks to develop innovative products to meet customer needs and seeks to compete by segmenting market niches and being responsive to customers' specific requirements.

EUROPEAN OPERATIONS

    In 1994, Rexene Corporation Limited, an English subsidiary, completed construction of a manufacturing facility in Scunthorpe, England at a cost of approximately $14.1 million and began production in September 1994. The plant has been built to supply Kimberly-Clark Limited and other customers in Europe.

POLYETHYLENE

THE PRODUCT

    Polyethylene represents by volume the most widely produced thermoplastic resin in the world. The majority of polyethylene produced in the United States is low density polyethylene ("LDPE") resin. In 1994, approximately 57% of LDPE capacity in the United States was used to make high pressure low density polyethylene ("HPLDPE") resin and the balance to make linear low density polyethylene ("LLDPE") resin. The Company currently only participates in the HPLDPE market.

    The Company produces a variety of grades of HPLDPE, some of which are combined with other polymers to meet specific customer requirements, such as circuit board protective films. Examples of the Company's differentiated resins are ethylene-vinyl acetate resins used in film applications that require high clarity, toughness and sealability, and specialty low-gel resins used in computer circuit board production. The Company focuses on producing high performance, specially tailored resins designed to meet the customer's specific requirements.

MARKETING

    The Company participates in every principal market for HPLDPE resin, selling its HPLDPE resins under the REXENE-Registered Trademark- name. Prime grade products are sold domestically and in Canada directly to customers primarily through the Company's sales and technical service staffs. Most wide specification products are sold to dealers for resale. Export sales, other than to Canada, are made through international trading companies or agents.

COMPETITION

    There are currently 14 domestic producers of LDPE resins, some of which produce both HPLDPE and LLDPE. These producers have an estimated aggregate, rated annual production capacity of approximately 14.6 billion pounds. The largest manufacturer of LDPE is Quantum Chemical Corporation. The other five largest domestic producers of LDPE are Dow Chemical U.S.A., Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Company and Mobil Chemical Company. In 1994, Rexene accounted for approximately 3% of the United States capacity for LDPE and approximately 5% of the United States capacity for HPLDPE. Competition for sales is generally based on price for less specialized products and on price, product performance and customer service for more specialized products. The Company seeks to compete with larger polyethylene producers by providing a high level of customer service and developing resins which are responsive to customers' specific requirements.

POLYPROPYLENE

THE PRODUCT

    The Company currently produces a variety of grades of polypropylene resins, including several types of general purpose polypropylene for industrial use and a variety of more differentiated types of polypropylene which have properties or characteristics specifically tailored for special uses. The Company emphasizes the manufacturing of polypropylene resins for specialty segments of the polypropylene market such as medical, electrical and food packaging applications. The Company is one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications, and is a key supplier of this grade for electrical capacitor film uses. The Company's line of impact copolymer polypropylene products is used primarily for automotive components and rigid packaging. Other products include radiation resistant resins for medical applications requiring radiation sterilization, capacitor resins for premium electrical grade film, and premium copolymer blow-molding resins for medical and food applications. The Company has been active in making technology improvements in process and catalyst technology and works closely with customers in developing new products to meet their specific needs.

MARKETING

    The Company  sells its  polypropylene products  under the  REXENE-Registered
Trademark- name. Domestic and Canadian sales of products are sold primarily through the Company's sales and technical service staffs. Most wide-specification products are sold to brokers for resale. Export sales, other than to Canada, are made directly and through trading companies.

COMPETITION

    In 1994, there were 17 domestic producers of polypropylene, with an estimated aggregate, rated annual production capacity of approximately 10.4 billion pounds. In 1994, the four largest domestic producers of polypropylene were Himont Incorporated, Amoco Chemicals Corporation, Fina, Inc. and Exxon Chemical Company. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and price. In 1994, Rexene accounted for approximately 2% of United States production capacity for polypropylene. The Company seeks to compete effectively with larger competitors by focusing on specialty products responsive to customers' specific requirements.

APAO

THE PRODUCT

    The Company is one of only two United States on-purpose producers of APAO. APAO is a special purpose, high quality polymer developed principally to replace atactic polypropylene ("APP"), a by-product of polypropylene manufacturing. APAO is used primarily in the production of modified bitumen roofing materials; lamination; wire and cable; and adhesives and sealants, including hot melt adhesives for nonwovens; packaging, pressure sensitive and assembly applications.

MARKETING

    The Company sells APAO under the REXTAC-Registered Trademark- name. APAO is sold domestically through the Company's sales and technical service staffs. The Company supplements its sales of APAO with purchases from Ube Rexene Corporation, a joint venture company located in Japan in which the Company holds a 50% equity interest.

COMPETITION

    The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce APP, which competes with APAO for some less performance driven uses. Based on management estimates, in 1994 Rexene accounted for approximately 30% of the United States capacity for APAO and APP. The Company seeks to compete by providing a high level of customer service and developing products which are responsive to customers' specific requirements.

STYRENE

THE PRODUCT

    Styrene is a petrochemical commodity with a variety of applications. Styrene is made from ethylene and benzene and is used principally in the manufacture of intermediate products such as polystyrene, latex, acrylonitrile butadiene styrene resins, synthetic rubbers and unsaturated polyester resins. Through these products, styrene can be found in consumer products, including disposable cups and trays, luggage, housewares, toys and building products such as roof insulation, pipes and fittings.

MARKETING

    The Company sells the vast majority of its styrene directly to a small number of domestic customers under year to year contracts, and handles export sales through international trading companies.

COMPETITION

    In 1994, there were 10 domestic producers of styrene with an estimated aggregate, rated annual production capacity of approximately 10.8 million pounds. In 1994, the six largest domestic producers of styrene were Arco Chemical Company, Huntsman Chemicals Corporation, Amoco Chemicals Corporation, Sterling Chemicals, Inc., Dow Chemical U.S.A. and Chevron Chemical Company. Rexene accounted for approximately 3% of domestic production capacity for styrene. Competition for sales of styrene is generally based on price.

EXPORT SALES

    The  following  chart  summarizes  revenues  from  export  sales,  and   the
percentages of net sales represented by export sales, for the periods indicated (in thousands):

                                                         YEARS ENDED       THREE MONTHS    NINE MONTHS
                                                         DECEMBER 31,          ENDED          ENDED
                                                     --------------------  DECEMBER 31,   SEPTEMBER 30,
                                                       1994       1993        1992(1)        1992(1)
                                                     ---------  ---------  -------------  -------------
Export sales.......................................  $  41,000  $  30,495    $   9,295     $    33,806
Percentage of net sales............................       7.6%       7.1%           9.4%          10.7%

- ------------------------
(1) Notwithstanding the accounting changes instituted pursuant to the 1992 Reorganization, the export sales and percentage of net sales presented for the three months ended December 31, 1992 and the nine months ended September 30, 1992 are comparable on an aggregate basis to those amounts presented for the years ended December 31, 1994 and 1993.

    The majority of the Company's export sales were to foreign companies through agents and domestic offices of foreign companies, which are responsible for the actual export of the product to a variety of locations.

NEW PRODUCT DEVELOPMENT

    The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in 1993 the Company developed a new flexible polyolefin polymer, REXflex-Registered Trademark- FPO ("FPO"), made from propylene. The Company believes that FPO has the potential for use in a wide variety of applications, including in automotive components, containers for personal care products and medical devices. In 1995, the Company plans to begin construction of a 50 million pound annual rated capacity plant at the Odessa Facility to produce FPO with commercial production scheduled in 1996. Commercial production of FPO is subject to the successful development of such technology, the completion of a commercial plant and necessary governmental approvals.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

    Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based upon the prices of natural gas and oil. During 1994, feedstocks accounted for approximately 29% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

    The Odessa Facility obtains a combination of pure and mixed streams of natural gas liquids ("NGL") from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1994, the Company consumed approximately 558 million pounds of ethane and 485 million pounds of propane, and in

1993, the Odessa Facility consumed ethane and propane of approximately 526 million and 422 million pounds, respectively. In 1994, the Company produced all of its ethylene and 52% of its propylene requirements for the Odessa Facility. The Company's feedstock supplies are currently adequate for its requirements. The Company has storage capacity for an approximately fifteen-day supply of feedstocks.

    The Odessa Facility uses benzene and ethylene to produce styrene. In 1994, approximately 60% of the Company's benzene purchases were under contracts from Gulf Coast producers and approximately 18% was purchased from Midwest producers at prevailing contract prices, with the balance of its needs being filled with purchases on the spot market. The Odessa Facility has historically served as its own source of ethylene.

    The principal feedstocks for the Company's captive ethylene and propylene production of the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGL containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGL containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1994, the Company acquired all of the Odessa Facility's requirements for ethane and propane under such arrangements.

    CT Film raw materials consist principally of polyethylene resins and additives. CT Film obtains its raw materials from a variety of sources (including the Odessa Facility) and has been able to order these materials in advance as its needs dictate. CT Film has adequate storage capabilities for its raw materials.

EMPLOYEES

    On March 1, 1995, the Company employed approximately 1,300 persons, approximately 120 of which are unionized at the CT Film facility in Chippewa Falls, Wisconsin. The Company and the union are parties to a collective bargaining agreement through February 28, 1997.

TRADEMARKS AND PATENTS

    The Company is the owner of many United States and foreign patents and uses trade secrets, including substantial know-how, which relate to its polyethylene, polypropylene, APAO and plastic film products. The Company has spent over $6 million for research and development during each of the last three fiscal years and anticipates spending a similar amount in 1995. Although patents and trade secrets are important to the Company, permitting it to retain ownership and use of its technological advances, the Company does not believe that the loss of any patent would have a material adverse effect on its financial condition. The Company also uses the technology of others under license agreements in certain of its manufacturing operations.

    REXENE-Registered Trademark- and REXTAC-Registered Trademark- are important trademarks for the Company's resins and are widely known among purchasers of these products. The Company is the owner of other trademarks used on or in connection with its products.

    The Company has been sued by Phillips Petroleum Company for alleged infringement of its crystalline and block co-polymer polypropylene patents. See "Item 3 -- Legal Proceedings".

ENVIRONMENTAL AND RELATED REGULATION

GENERAL

    The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations and is also subject to other federal, state and local laws and regulations regarding health and safety matters. The Company believes that its business, operations and facilities generally have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines, criminal sanctions, and in certain extreme circumstances, temporary or permanent plant closures for violations. Nevertheless, from time to time the Company has received notices of alleged violations of certain environmental laws, and has endeavored promptly to remedy such alleged violations. The ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred in the future. Further, existing groundwater and/or soil contamination at the Odessa Facility may require remediation that could involve significant expenditures.

    In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at the Company's facilities. Changes to or reinterpretations of existing laws could materially and adversely affect the Company's business and results of operations.

    The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $6.6 million and $6.4 million in 1994 and 1993, respectively. In 1994 and 1993, the Company also expended approximately $2.0 million and $5.1 million, respectively, relating to environmental capital expenditures. The environmental related capital expenditures in 1994 were lower than historical levels due to timing of expenditures pertaining to several projects. For the foreseeable future, the Company expects to incur approximately $4.0 to $5.0 million per year in capital spending to address the requirements of environmental laws. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

    The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $22.7 million accrued in the December 31, 1994 balance sheet as an estimate of its total potential environmental liability with respect to remediating known site contamination. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company.

    The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act ("RCRA") and equivalent Texas law, the Company has deposited $10.7 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa Facility s hazardous waste management units. Based on the Company s improved economic condition, management believes it will be able to meet the regulatory requirements to have the Texas Natural Resource Commission (the "TNRCC") release in 1995 approximately $8.0 million of the funds in the trust.

WASTEWATER

    The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the TNRCC. The TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. Further, the TNRCC may order the Company to cease using one or more of the wells if certain periodic testing results indicate that continued injection cannot be conducted safely. The Company is working with the City of Odessa and a quasi-governmental authority to acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of industrial wastewater. The parties have completed their technical review of the project and are currently negotiating the contractual arrangements. If the Company is unable to reach a satisfactory arrangement to use the POTW, it has a permit from the TNRCC to drill and operate a deeper well to provide for wastewater disposal. Company consultants have estimated the cost of installing a new deep well injection system at approximately $6 million. If the Company is forced to cease using one or more injection wells before an alternative system is developed, there could be a material adverse effect on the Company's financial condition and results of operations.

SOLID WASTES

    In March 1994, TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under RCRA. This permit is accompanied by a compliance plan requiring the Company to take corrective action with regard to existing contamination at the Odessa Facility. Pursuant to this compliance plan, the Company must complete an investigation into the extent of on-site contamination, conduct a risk assessment to determine the level of risk it presents to human health and the environment, develop a corrective measures study on the ways to remediate the contamination, and implement a remediation plan approved by TNRCC. During the investigations of contamination at the Odessa Facility, the Company discovered, and reported to TNRCC, the presence of low levels of contaminants in an intermittently-flowing stream adjacent to the Odessa Facility. The Company is continuing its investigations as to the source, extent and effect of contaminants in this stream.

    Based upon the results of its investigations of on-site contamination, the Company does not believe that implementation of a corrective action plan will have a material adverse effect on its financial condition. However, no assurance can be given that all conditions any corrective action plan may be required to address have been identified, or that the amounts that might be required to implement that plan will not be significant to the Company.

AIR EMISSIONS

    In 1990, Congress amended the federal Clean Air Act (the "Clean Air Act Amendments"), to require control of certain emissions not previously regulated, some of which are emitted by the Company's facilities. This legislation will require the Company (and others in the industry with such emissions) to implement additional pollution control measures. Some of the regulations detailing these additional control measures have not yet been promulgated. The Company expects that modifications required by the currently published regulations can be accomplished within the projected capital budget, but it can give no assurance that the costs it may incur to comply with regulations that have not yet been issued will not be significant.

    The Company operates its styrene plant under an air permit that was first issued in 1979. The permit has been amended several times, and it currently covers both the styrene plant and the styrene loading facilities. During the current renewal process, two parties requested a public hearing on the permit. One of the requesting parties is the law firm representing the plaintiffs in the Odessa Residents Tort Litigation. See "Item 3 -- Legal Proceedings". The public hearing process will probably take from six to thirteen months to complete. During the pendency of the public hearing process, the Company will continue to operate under its existing permit. While there can be no assurance, the Company expects the TNRCC to renew its styrene air permit, although the renewal permit may contain additional modeling or monitoring requirements.

    In addition, the same law firm requested a public hearing on the renewal of the air permit on a finished product cleaning unit in the Company's polyethylene plant. While there can be no assurance, the Company expects the TNRCC to renew the unit's air permit, although additional emission control measures may be required.

ADDITIONAL ENVIRONMENTAL ISSUES

    The Federal Comprehensive Environmental Response Compensation and Liability Act, as amended ("CERCLA"), and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners, and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the remediation at such third-party and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

    The Odessa Facility is located near the South Dixie Water Treatment Plant owned by the City of Odessa ("Odessa"). Odessa is implementing a plan to expand a second water treatment plant and abandon the South Dixie Water Treatment
Plant. Odessa has alleged that the Company has contributed to groundwater contamination at the South Dixie Water Treatment Plant. If Odessa's allegations are correct, then the Company could be liable for some or all of the remediation at the site. Although there can be no assurance, the Company does not believe that any such costs will have a material adverse effect on the Company.

EXECUTIVE OFFICERS

    The table set forth below provides certain information with respect to those persons who are currently serving as executive officers of the Company.

           NAME                 AGE                                POSITION
- --------------------------      ---      ------------------------------------------------------------
Andrew J. Smith                     53   Director, Chief Executive Officer
Lavon N. Anderson                   59   Director, President and Chief Operating Officer
Kevin W. McAleer                    44   Executive Vice President and Chief Financial Officer
Jack E. Knott                       40   Executive Vice President and President -- Rexene Products
James M. Ruberto                    48   Executive Vice President and President -- CT Film
Jonathan R. Wheeler                 43   Senior Vice President -- Administration
Bernard J. McNamee                  59   Vice President, Secretary and General Counsel
Geff Perera                         41   Vice President and Controller

    Mr. Smith has been Chief Executive Officer and a director of the Company since March 1992. From December 1991 to March 1992, he was a private consultant. From June 1991 to December 1991, he was President and Chief Operating Officer of Itex Enterprises, Inc., an environmental remediation company. Mr. Smith also served as a consultant to the Company from January 1991 to June 1991. Immediately prior thereto, he had been a director of the Company since May 1988 and the President and Chief Executive Officer of the Company since June 1988.

    Dr. Anderson has been President and Chief Operating Officer of the Company since January 1991 and a director since February 1990. From May 1988 to January 1991 Dr. Anderson was Executive Vice President -- Manufacturing and Technical of the Company.

    Mr. McAleer has been Executive Vice President and Chief Financial Officer of the Company since July 1990. From 1985 to 1990, Mr. McAleer was Chief Financial Officer of Varo, Inc., a manufacturer of specialty electronics equipment.

    Mr. Knott has been Executive Vice President of the Company and President of Rexene Products since March 1, 1995. Prior thereto, Mr. Knott had been Executive Vice President -- Sales and Market Development of the Company since March 1992. Prior thereto, Mr. Knott was an Executive Vice President of the Company since January 1991 and President of CT Film since February 1989.

    Mr. Ruberto has been Executive Vice President of the Company and President of CT Film since March 1992. Prior thereto, Mr. Ruberto had been Executive Vice President -- Sales and Market Development of the Company since January 1991. From April 1989 to January 1991, Mr. Ruberto was Executive Vice President -- Marketing and Business Planning of the Company.

    Mr. Wheeler has been Senior Vice President -- Administration of the Company since December 1990. Prior thereto, Mr. Wheeler had been Vice President -- Human Resources and Administration of the Company since September 1988.

    Mr. McNamee has been Vice President, Secretary and General Counsel of the Company since May 1993. From September 1989 to November 1992, Mr. McNamee was Vice President and General Counsel of Ferro Corporation, a multinational manufacturer of specialty materials.

    Mr. Perera has been Vice President of the Company since January 1991 and Controller since February 1989.

ITEM 2.  PROPERTIES

    The Company operates six manufacturing facilities, five of which are in the United States and one in England.

    CT Film has four domestic manufacturing facilities located in Delaware, Georgia, Utah and Wisconsin, with a total rated annual production capacity of approximately 225 million pounds. In 1994 these plants, which produce blown and cast plastic film, operated at a weighted average utilization rate of approximately 81%. The fifth CT Film manufacturing facility, located in England, commenced commercial production in September 1994 with a total rated annual production capacity of 20 million pounds. These five CT Film plants, which commenced operations between 1948 and 1994, are, in general, in good operating condition.

    The polyethylene plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 405 million pounds.

    The polypropylene plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 180 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and in 1994 had a total rated annual production capacity, before expansions in 1994, of approximately 35 million pounds. By the end of 1994, the APAO plant had been expanded, and the current estimated annual production capacity is approximately 60 million pounds.

    The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 320 million pounds.

    The olefin plant at the Odessa Facility has been in operation since 1961 and has a total rated annual production capacity for ethylene of approximately 540 million pounds and for propylene of approximately 210 million pounds.

    In 1994 each of these plants at the Odessa Facility operated at rates in excess of 90% of their 1994 total rated annual production capacity. Although several of these plants first began production more than thirty years ago, the Company believes these plants are in good operating condition.

    The Company owns all of its manufacturing facilities, except for the CT Film plant in Utah, which is held under a long-term lease. All the United States plants are subject to encumbrances which secure borrowings under the Credit
Agreement. See Note 9 to the Consolidated Financial Statements in Item 8 for further discussion.

    The Company also owns an off-site warehouse in Odessa, Texas, leases off-site warehouses near its manufacturing facilities in Delaware and Wisconsin, and leases its executive offices in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY

    On October 18, 1991, and pursuant to an agreement in principle detailing the terms for Old Rexene's recapitalization, Old Rexene and its wholly-owned subsidiaries, Products and Poly-Pac, Inc., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), case numbers 91-1058, 91-1057 and 91-1059, respectively. Pursuant to an Order Providing for Joint Administration entered by the Bankruptcy Court on October 21, 1991, the Old Rexene and Poly-Pac, Inc. cases were consolidated with the Products case for administrative purposes only. On July 7, 1992, the Bankruptcy Court entered an order confirming the Amended Plan, which, among other things, provided for the merger of Old Rexene with and into Products to form the Company (the "1992 Merger"). Thereafter, all conditions to the effectiveness of the 1992 Merger and the Amended Plan were either satisfied or waived. The 1992 Merger and the Amended Plan were then consummated on September 11, 1992 and September 18, 1992 (the "Effective Date"), respectively. Substantially all distributions contemplated by the Amended Plan have been made. Certain matters, none of them material, remain pending before the Bankruptcy Court.

STOCKHOLDER CLASS ACTION LITIGATION

    In January 1990, a purported class action was filed in the United States District Court, Northern District of Texas, by an alleged stockholder of the Company on behalf of purchasers of the Company's common stock between October 23, 1989 and December 27, 1989. The defendants in this action included the Company, one of its current directors and certain of its former directors. The class was certified with an intervenor as the class representative. The intervenor's complaint asserted claims under Rule 10b-5 under the Securities Exchange Act of 1934, and state common law grounds. The plaintiff alleged that public statements made by certain directors of the Company created a misleading impression of the Company's financial condition thereby artificially inflating the price of the common stock of the Company. The plaintiffs sought compensatory damages, prejudgment interest, a recovery of costs and attorneys' fees, and such other relief as may be deemed just and proper. The parties have reached an agreement to settle the case without any admission of liability, and it has been preliminarily approved by the District Court. A final hearing on the settlement is scheduled for May 16, 1995.

IZZARELLI STOCK BONUS PLAN CLASS ACTION LITIGATION

    In February 1991, a class action lawsuit was filed in the United States District Court for the Western District of Texas-Midland Division against the Company, the El Paso Products Company Stock Bonus Plan (the "Stock Bonus Plan") and Texas Commerce Bank -- Odessa (the former trustee for the Stock Bonus Plan) by two former participants in the Stock Bonus Plan on behalf of the 1986 participants in the Stock Bonus Plan (the "Izzarelli Class"). The complaint alleged that the Company amended the Stock Bonus Plan in 1987 and 1988 to deprive the Izzarelli Class of benefits to which they would have been entitled had the Stock Bonus Plan not been amended. The Izzarelli Class asserted claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for alleged breach of fiduciary duties to the participants and for alleged violation of ERISA's provision prohibiting amendments to the Stock Bonus Plan after benefits had accrued to participants. After a trial, the trial court in July 1992 entered a judgment against the Company in the amount of $6.6 million (as subsequently amended) plus court costs. In November 1992, the trial court awarded the Izzarelli Class $595,000 for attorneys' fees and out-of-pocket expenses.

    The Company appealed the judgment to the United States Court of Appeals for the Fifth Circuit. The Izzarelli Class also filed an appeal with respect to the amount of damages awarded and the judgment in favor of Texas Commerce Bank -- Odessa. On June 22, 1994, the appeals court reversed the trial court and held that Rexene did not violate ERISA or any fiduciary duty in amending the Stock

Bonus Plan. It also affirmed the trial court's judgment that the trustee was not liable to the plaintiffs. On August 11, 1994, the appeals court refused the plaintiffs' request that it reconsider its decision. The Izzarelli Class did not appeal further.

    In the Company's bankruptcy proceeding, the Izzarelli Class filed proofs of claim for $27.7 million. On January 31, 1995, the Bankruptcy Court entered a stipulation and order which disallowed the proof of claims and resolved all pending motions in favor of the Company. The Company has reversed an accrual of $7.4 million made previously to reflect the judgment.

PHILLIPS BLOCK COPOLYMER LITIGATION

    In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery in this case has been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. The court has entered an order denying Phillips' motion to disqualify the special master. The summary judgment motions are still pending. In the Company's bankruptcy proceeding, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

PHILLIPS CRYSTALLINE LICENSE LITIGATION

    In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleges that the Company is infringing
Phillips' Patent No. 4,376,851 (the "'851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended, (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleges that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement all conditions precedent to such termination had occurred. The complaint further alleges that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleges that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleges that the License Agreement is void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the court entered an order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. A trial was conducted before the United States District Court in October 1994. At trial, Phillips sought damages and interest totalling approximately $15.5 million for the period from April 1990 through the time of trial. Phillips also seeks an injunction to prevent future infringement. Post-trial briefing is now complete and the parties are awaiting a decision. In the Company's bankruptcy proceeding, Phillips filed a proof of claim seeking in excess of $147 million based upon the allegations in this litigation. The Company objected to the bankruptcy claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

ODESSA RESIDENTS' TORT LITIGATION

    On April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), Rexene and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants Rexene, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct and payment of property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorney's fees; punitive damages and injunctive relief. Plaintiffs' petition specified alleged pollution from air emissions from the three plants as a basis for their claims. The trial court has allowed intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. Defendants are challenging the NAACP's standing to participate in the lawsuit. Pretrial discovery is ongoing. Plaintiffs' attorneys have also requested public hearings in connection with the renewal of the Company's air permits for its styrene plant and a finished product cleaning unit in the polyethylene plant. See "Item 1 -- Environmental and Related Regulation."

    Although there can be no assurance of the final resolution of any of these matters, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the various claims made and intends to defend each suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1 -- Environmental and Related Regulation". The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Registrant's common stock is traded on the New York Stock Exchange under the symbol "RXN". As of March 9, 1995, there were 649 record holders of common stock. The following table sets forth the high and low sales prices of the common stock as reported by the New York Stock Exchange for the last two fiscal years.

                                                                                 HIGH        LOW
                                                                                -------    -------
1994:
  Fourth Quarter...............................................................  18          9 1/8
  Third Quarter................................................................  17 1/8      8 3/8
  Second Quarter...............................................................  11          3 5/8
  First Quarter................................................................   4 3/4      2 7/8
1993:
  Fourth Quarter...............................................................   3 3/8      2 1/2
  Third Quarter................................................................   3 5/8      2 3/4
  Second Quarter...............................................................   4 1/4      3
  First Quarter................................................................   4 1/8      3

    The Company has not paid cash dividends on its common stock during the last two fiscal years. The Credit Agreement precludes the Company from paying cash dividends on the common stock. In addition, the indenture governing the Senior Notes limits the Company's ability to pay dividends on the common stock. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements for a discussion about comparability.

                                              POST-EMERGENCE
                                    -----------------------------------              PRE-EMERGENCE
                                                                         --------------------------------------
                                        YEARS ENDED       THREE MONTHS    NINE MONTHS         YEARS ENDED
                                        DECEMBER 31,          ENDED          ENDED           DECEMBER 31,
                                    --------------------  DECEMBER 31,   SEPTEMBER 30,  -----------------------
                                      1994       1993         1992           1992           1991        1990
                                    ---------  ---------  -------------  -------------  ------------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
  Net sales.......................  $ 537,957  $ 429,353   $    98,854     $ 316,106    $  449,728    $ 502,186
  Operating income................     75,085     14,504         1,418         9,392        12,028       81,100
  Interest expense -- cash........     30,444     24,446         6,215        --            55,029(1)    76,375
  Interest expense -- non-cash....     19,441     25,388         6,445        --             3,345(1)    (4,643)
  Income (loss) before
   extraordinary gain (loss)......     21,504    (25,243)       (6,528)      (31,476)      (42,747)       2,705
  Extraordinary gain (loss), net
   of income taxes................    (25,831)    --           --            123,672         --          17,169
                                    ---------  ---------  -------------  -------------  ------------  ---------
  Net income (loss)...............  $  (4,327) $ (25,243)  $    (6,528)    $  92,196    $  (42,747)   $  19,874
                                    ---------  ---------  -------------  -------------  ------------  ---------
                                    ---------  ---------  -------------  -------------  ------------  ---------
  Income (loss) per share (2):
    Income (loss) before
     extraordinary loss...........  $    1.84  $   (2.40)  $      (.62)
    Extraordinary loss............      (2.21)    --           --
                                    ---------  ---------  -------------
    Net loss per share............  $    (.37) $   (2.40)  $      (.62)
                                    ---------  ---------  -------------
                                    ---------  ---------  -------------

                                                            AT DECEMBER 31,
                                    ----------------------------------------------------------------
                                      1994       1993         1992           1991           1990
                                    ---------  ---------  -------------  -------------  ------------
CONSOLIDATED BALANCE SHEETS DATA:
  Working capital.................  $ 140,039  $ 109,381   $   104,824     $ 109,777    $  133,051
  Total assets....................    506,954    434,307       423,591       440,665       461,152
  Long-term debt and other
   noncurrent liabilities.........   (366,766)  (397,091)     (367,327)      (57,410)     (454,096)
  Liabilities subject to
   compromise.....................     --         --           --           (428,297) (3)      --
  Stockholders' equity
   (deficit)......................     74,876     (5,137)       20,106       (94,813)      (55,936)

- ------------------------
(1) Interest from October 16, 1991 through December 31, 1991 was calculated using the terms of an agreement in principle between the Company and the holders of increasing rate notes prior to the approval of the Amended Plan. If the interest expense from October 16, 1991 to December 31, 1991 had been calculated based on the terms of the increasing rate notes, the interest expense for the year ended December 31, 1991 would have aggregated $73.8 million.

(2)  Per  share data for the pre-emergence periods is not presented because such
     information  is  not  comparable  to   the  similar  information  for   the
     post-emergence periods.

(3)  Represents increasing rate notes and interest thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and APAO businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins. Following a significant improvement in domestic economic growth since the second half of 1993, these cyclical markets experienced increased levels of demand which have resulted in near full capacity utilization and higher domestic and export prices. This increase in demand has enabled the Company and the petrochemical industry in general to increase selling prices significantly at a time when feedstock costs have been relatively stable.

    Principal raw materials purchased by the Company consist of ethane and propane extracted from NGL, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. During 1994, feedstocks accounted for approximately 29% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

    Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets during the year ended December 31, 1994. As a result, sales volumes and average sales prices for the Company's major product lines increased during 1994. Total net sales increased $108.6 million (or 25%) from 1993 to 1994. Styrene sales increased $28.4 million (or 46%) from 1993 to 1994 principally due to a volume increase of approximately 49 million pounds and an increase in average sales prices of 6 cents per pound. Polyethylene sales increased $25.3 million (or 21%) from 1993 to 1994 due to a volume increase of approximately 37 million pounds and an increase in average sales prices of 3 cents per pound. Plastic film sales increased $25.2 million (or 17%) principally due to a volume increase of approximately 28 million pounds. Polypropylene sales increased $13.1 million (or 20%) from 1993 to 1994 due to a volume increase of approximately 16 million pounds and an increase in average sales prices of 4 cents per pound. APAO sales increased $3.5 million (or 23%) principally due to a volume increase of approximately 7 million pounds. Excess feedstock sales also contributed to the increase in sales.

    The Company's gross profit percentage increased from 13% in 1993 to 22% in 1994 principally due to the increase in average sales prices discussed above and lower unit manufacturing costs due to higher production volumes.

    Marketing, general and administrative expenses increased $5.1 million (or 16%) from 1993 to 1994 principally due to higher employee benefits that are related to the Company's improved operating performance. In addition, sales and marketing costs increased due to the increase in sales volumes discussed above. Research and development costs increased $0.5 million (or 7%) principally due to an increase in new product development.

    Due primarily to the factors discussed above, operating income increased $60.6 million (or 418%) from 1993 to 1994.

    Cash interest expense increased and non-cash interest expense decreased $6.0 million principally due to the decision not to exercise the pay-in-kind feature on the Old Subordinated Notes for the interest payment made on November 15, 1994. See "Liquidity and Capital Resources" for a description of the Recapitalization completed in the fourth quarter of 1994.

    Interest income increased $0.9 million principally due to an increase in cash and cash equivalents and the increase in general interest rates of investments. Other, net increased $7.8 million from 1993 to 1994 principally due to the reversal of a $7.4 million accrual for a lawsuit in which the Company ultimately prevailed on appeal. See "Item 3 -- Legal Proceedings".

    The income tax expense of $13.6 million in 1994 reflects current income taxes payable of $16.1 million, partially offset by deferred income tax benefits of $2.5 million, excluding the tax effect of the extraordinary loss discussed below. The income tax benefit of $8.9 million in 1993 reflects current income tax benefits of $4.8 million from the carryback of 1993 pretax losses in prior years and deferred income tax benefits of $4.1 million.

    In 1994, the Company had income before extraordinary loss of $21.5 million compared with a loss of $25.2 million in 1993. In 1994, the Company recorded an extraordinary loss of $25.8 million, net of income taxes of $15.8 million, as a result of the redemption of the Old Notes. The income tax benefit from the extraordinary loss reflects a current income tax benefit of $16.2 million, partially offset by deferred income tax expense of $0.4 million. See "Liquidity and Capital Resources".

    Due primarily to the factors discussed above, the Company's net loss decreased $20.9 million (or 83%) from 1993 to 1994.

1993 COMPARED TO 1992 (PRO FORMA)

    In connection with the 1992 Reorganization, the Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Accordingly, the results of operations (other than net sales) after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated. Therefore, the following analysis compares the results for the year ended December 31, 1993 to the pro forma results for the year ended December 31, 1992. The pro forma information gives effect to the 1992 Reorganization as though it had occurred on September 30, 1991. The adjustments relate primarily to (i) the recording of interest expense in accordance with the terms of the Old Notes, (ii) the recording of depreciation of property, plant and equipment in accordance with their restated values, (iii) the recording of amortization of reorganization value in excess of amounts allocable to identifiable assets, (iv) the elimination of goodwill amortization, reorganization items and the extraordinary gain, and (v) the income tax effects for adjustments (i) through (iv) above.

    Results of operations for the year ended December 31, 1993 and the year ended December 31, 1992 (pro forma) are as follows (in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                                         1993         1992
                                                                      -----------  -----------
                                                                                   (PRO FORMA)
Net sales...........................................................  $   429,353   $ 414,960
Operating expenses:
  Cost of sales.....................................................      375,609     360,257
  Marketing, general and administrative.............................       32,641      30,629
  Research and development..........................................        6,599       6,374
                                                                      -----------  -----------
                                                                          414,849     397,260
                                                                      -----------  -----------
Operating income....................................................       14,504      17,700
                                                                      -----------  -----------
Interest expense....................................................      (49,834)    (49,572)
Interest income.....................................................        1,392       1,377
Other, net..........................................................         (245)     (6,818)
                                                                      -----------  -----------
Loss before income taxes............................................      (34,183)    (37,313)
                                                                      -----------  -----------
Income tax benefit..................................................        8,940       8,116
                                                                      -----------  -----------
Net loss............................................................  $   (25,243)  $ (29,197)
                                                                      -----------  -----------
                                                                      -----------  -----------

    Net sales increased $14.4 million (or 3%) for 1993 as compared to 1992 principally due to an increase in plastic film sales. Plastic film sales increased $11.8 million (or 9%) primarily due to a volume increase of 11.2 million pounds principally due to higher sales to the disposable diaper market and the blown co-extrusion film market. APAO and excess propane and ethylene sales also contributed to the increase in sales. APAO sales increased $3.3 million (or 20%) from 1992 to 1993 principally due to an increase in sales of product purchased from the Ube Rexene Corporation joint venture located in Japan. Excess ethylene and propane sales increased $5 million due to changes in the feedstock mix at the olefin plant. These increases were partially offset by a $3 million (or 2%) decrease in polyethylene sales and a $3.1 million (or 5%) decrease in styrene sales. Polyethylene and styrene sales declined in 1993 as compared to 1992 primarily as a result of continuous pricing pressure due to an overcapacity in the industry.

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

    Marketing, general and administrative expenses increased $2.0 million (or 7%) from 1992 to 1993 principally due to an increase in marketing and related expenditures incurred to address growth opportunities for plastic film and APAO. In addition, the increase in 1993 is due to unusually low expenses in 1992 as a result of changes in estimates of incentive and benefit plan expenses and lower legal fees for general litigation resulting from the automatic stay provision of the Bankruptcy Code.

    Due primarily to the factors described above, operating income decreased $3.2 million (or 18%) from 1992 to 1993.

    Other, net decreased $6.6 million (or 96%) from $6.8 million in 1992 to $0.2 million in 1993 principally due to a $7.4 million accrual in 1992 relating to the adverse judgment (including estimated attorneys' fees) on the Izzarelli class action lawsuit, partially offset by $1.5 million of business interruption insurance proceeds received in 1992 for an electrical outage at the Odessa Facility in May 1991. See "Item 3 -- Legal Proceedings".

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

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1994, net cash provided by operating activities increased $41.4 million as compared to 1993. This increase was principally due to higher operating income and receipt of $5.5 million of federal income tax refunds, partially offset by the effect of increased operating working capital resulting primarily from higher sales.

    In the fourth quarter of 1994, the Company completed the Recapitalization, which was designed to increase stockholders' equity, reduce indebtedness and interest expense and improve the strategic, operating and financial flexibility of the Company. The Recapitalization resulted in (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of the Senior Notes in an aggregate principal amount of $175 million, (iii) the establishment of the Credit Agreement, providing the Company with a $100 million Term Loan and an $80 million Revolving Credit Facility for working capital and for letters of credit, (iv) the redemption and defeasance of the Company's Old Senior Notes,
(v) the redemption of the Company's Old Subordinated Notes, and (vi) the repayment in full of the outstanding indebtedness under the Company's Old Credit Agreement. No borrowings have been made under the Revolving Credit Facility. In connection with the redemption of the Old Notes, the Company recorded an extraordinary loss of $25.8 million (net of income tax benefits) in the fourth quarter of 1994. The debt issuance costs relating to the placement of the Senior Notes and the establishment of the Credit Agreement aggregating $9.7 million were capitalized as intangible assets and are being amortized over the life of the related debt.

    The Company is required to repay a portion of its borrowings under the Term Loan each year so as to retire such indebtedness in its entirety by December 31, 1999. On January 31, 1995, the Company prepaid $20 million of the Term Loan, which will be credited against required principal repayments under the Term Loan as such required payments become due. Four required payments of $2.5 million each are due in 1995; four additional payments of $3.75 million each are due at the end of each quarter in 1996; and quarterly payments of $6.25 million are due at the end of each succeeding quarter until the Term Loan is paid in full. In addition, the Company has certain additional annual mandatory repayments beginning in April 1996 equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company in the preceding year but subject to a maximum of $15.0 million in 1996; $25.0 million, less any prior mandatory excess cash flow repayments, in 1997; and $35.0 million, less any prior mandatory excess cash flow repayments, in 1998. The Company's Senior Notes will mature on December 1, 2004. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be adequate for the foreseeable future to make scheduled payments of principal and interest under the Credit Agreement and interest payments on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions regarding the demand for the Company's products, raw material costs and other factors.

    The indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

    The Credit Agreement contains covenants which restrict or preclude, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the Senior Notes. The Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to the ratio of its earnings to its interest expense, the ratio of its earnings to its fixed charges and a leverage ratio. Availability of borrowings under the Revolving Credit Facility is based upon a formula related to inventory and accounts receivable.

    During 1994 and 1993, the Company expended approximately $30.9 and $17.0 million, respectively, for capital expenditures. For 1995, the Company has budgeted approximately $51 million for proposed capital expenditures, including $20 million towards the construction of the FPO plant at the Odessa Facility.

    A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $22.7 million accrued in the December 31, 1994 balance sheet as an estimate of its total potential environmental liability with respect to remediating known site contamination. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential sites would not have a material adverse effect on the financial condition of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under RCRA and equivalent Texas law, the Company has deposited $10.7 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa Facility's hazardous waste management units. Based on the Company's improved economic condition, management believes it will be able to meet the regulatory requirements to have the TNRCC release, in 1995, approximately $8.0 million of the funds in the trust.

    The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $6.6 million and $6.4 million in 1994 and 1993, respectively. In 1995, the Company anticipates spending approximately $11.1 million for environmental remediation, compliance and waste disposal. Of that amount, expenditures relating to remediation are projected to be approximately $5 million in 1995 and decrease to approximately $3 million thereafter. Compliance and waste disposal costs are expected to increase slightly over the next several years as a result of increasingly stringent regulations that affect waste handling alternatives. In 1994 and 1993, the Company also expended approximately $2.0 million and $5.1 million, respectively, relating to environmental capital expenditures. The environmental related capital expenditures were lower than historical levels due to timing of expenditures pertaining to several projects. For the foreseeable future, the Company expects to incur approximately $4.0 to $5.0 million per year in capital spending to address the requirements of environmental laws. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

ITEM 8.  FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the definitive proxy statement (the "Proxy Statement") of the Company to be filed in connection with its forthcoming annual meeting of stockholders scheduled for April 25, 1995, except for the information regarding executive officers of the Company contained in Part I of this Annual Report on Form 10-K. The information required by this item to be contained in the Proxy Statement is incorporated herein by reference.

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
2.2               --  Order Confirming First Amended Plan  of Reorganization, dated April 29,  1992
                      (filed  as Exhibit 2.2 to Rexene Corporation's Annual Report on Form 10-K for
                      the  fiscal  year  ended  December  31,  1992  and  incorporated  herein   by
                      reference).
2.3               --  Plan  and Agreement of Merger, between Rexene Corporation and Rexene Products
                      Company, dated  as of  September 11,  1992 (filed  as Exhibit  2.3 to  Rexene
                      Corporation's  Annual Report on Form 10-K  for the fiscal year ended December
                      31, 1992 and incorporated herein by reference).

3.1.1             --  Restated Certificate  of  Incorporation  of Rexene  Products  Company  (a/k/a
                      Rexene Corporation), dated September 11, 1992 (filed as Exhibit 3.1 to Rexene
                      Corporation's  Annual Report on Form 10-K  for the fiscal year ended December
                      31, 1992 and incorporated herein by reference).
3.1.2             --  Amendment to  Certificate of  Incorporation,  dated June  9, 1993  (filed  as
                      Exhibit 3.1.2 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
3.2               --  Amendments  to By-Laws, adopted May 24,  1994, together with a restatement of
                      Rexene Corporation's  By-Laws incorporating  all amendments  through May  24,
                      1994  (filed as  Exhibit 3.2.3  to Rexene  Corporation's Form  10-Q Quarterly
                      Report for the three  months ended June 30,  1994 and incorporated herein  by reference).
4.1               --  Indenture,  dated as  of November  29, 1994,  between Rexene  Corporation, as
                      Issuer, and  Bank One,  Texas, N.A.,  as Trustee,  for $175,000,000  11  3/4%
                      Senior Notes due 2004.
4.2.1             --  Stockholder  Rights Agreement, between Rexene  Corporation and American Stock
                      Transfer &  Trust Company,  as Rights  Agent, dated  as of  January 26,  1993
                      (filed as Exhibit 4.20 to Rexene Corporation's Annual Report on Form 10-K for
                      the   fiscal  year  ended  December  31,  1992  and  incorporated  herein  by reference).
4.2.2             --  Amendment No. 1 to Stockholder Rights Agreement (filed as Exhibit 1 to Rexene
                      Corporation's Form 8-A/A filed on October 21, 1994 and incorporated herein by reference).
10.1.1            --  Rexene Corporation 1988 Stock Incentive Plan (filed as Exhibit 10.5 to Rexene
                      Corporation's Registration  Statement  on Form  S-1  (SEC No.  33-22723)  and
                      incorporated herein by reference).
10.1.2            --  Amendment  to Rexene Corporation 1988 Stock  Incentive Plan (filed as Exhibit
                      10.2.1 to Rexene Corporation's Annual Report on Form 10-K for the year  ended
                      December 31, 1991 and incorporated herein by reference).
10.2              --  Rexene  Corporation 1993  Non-Qualified Stock  Option Plan  (filed as Exhibit
                      10.2 to Rexene Corporation's Annual Report  on Form 10-K for the fiscal  year ended December 31, 1992 and incorporated herein by reference).
10.3              --  Non-Qualified  Stock Option Plan for  Outside Directors of Rexene Corporation
                      (filed as Exhibit 10.3 to Rexene Corporation's Annual Report on Form 10-K for
                      the  fiscal  year  ended  December  31,  1992  and  incorporated  herein   by
                      reference).
10.4              --  Rexene  Corporation 1994 Long-Term  Incentive Plan (filed  as Exhibit 10.2 to
                      Amendment No. 1 to  Rexene Corporation's Registration  Statement on Form  S-3
                      (SEC  File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).
10.5              --  Rexene Corporation Supplemental Executive  Retirement Plan (filed as  Exhibit
                      10.3  to Amendment  No. 1 to  Rexene Corporation's  Registration Statement on
                      Form  S-3  (SEC  File  No.  33-55507)  as  filed  on  October  21,  1994  and incorporated herein by reference).
10.6.1            --  Rexene Corporation 1993 Annual Incentive Bonus Plan (filed as Exhibit 10.4 to
                      Rexene  Corporation's Annual  Report on Form  10-K for the  fiscal year ended
                      December 31, 1992 and incorporated herein by reference).
10.6.2            --  Rexene Corporation 1994 Annual Incentive Bonus Plan (filed as Exhibit  10.4.2 to  Rexene Corporation's  Annual Report Form  10-K for the  fiscal year ended
                      December 31, 1993 and incorporated herein by reference).
10.6.3            --  Rexene Corporation 1995 Annual Incentive Bonus Plan.

10.7              --  Rexene Corporation Executive Management Committee Severance Policy (filed  as
                      Exhibit  10.5  to Rexene  Corporation's Annual  Report on  Form 10-K  for the
                      fiscal year ended December 31, 1992 and incorporated herein by reference).
10.8              --  Executive Security Plan of Rexene Products Company (filed as Exhibit 10.8  to
                      Rexene  Corporation's Registration Statement  on Form S-1  (SEC No. 33-22723)
                      and incorporated herein by reference).
10.9              --  Letter Agreement, dated as of March 16, 1992, between Rexene Corporation  and
                      Arthur  L. Goeschel  (filed as Exhibit  10.13 to  Rexene Corporation's Annual
                      Report on Form  10-K for the  year ended December  31, 1991 and  incorporated herein by reference).
10.10.1           --  Letter  Agreement,  dated January  7,  1993, between  Rexene  Corporation and
                      Andrew J.  Smith (filed  as  Exhibit 10.8.1  to Rexene  Corporation's  Annual
                      Report  on  Form  10-K  for  the fiscal  year  ended  December  31,  1992 and incorporated herein by reference).
10.10.2           --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation,  Rexene Products Company  and Andrew J.  Smith (filed as Exhibit
                      10.8.2 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.11.1           --  Non-Qualified Stock  Option Agreement,  dated as  of June  15, 1988,  between
                      Rexene  Corporation and Lavon N. Anderson (filed as Exhibit 10.29.2 to Rexene
                      Corporation's Registration  Statement  on Form  S-1  (SEC No.  33-22723)  and
                      incorporated herein by reference).
10.11.2           --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation, Rexene Products Company and Lavon N. Anderson (filed as  Exhibit
                      10.9.3 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.11.3           --  Letter Agreement, dated January 7, 1993, between Rexene Corporation and Lavon
                      N. Anderson (filed as Exhibit 10.9.4 to Rexene Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.12.1           --  Employment  Agreement, dated  as of  July 23,  1990, between  Rexene Products
                      Company and Kevin W. McAleer (filed as Exhibit 10.13 to Rexene  Corporation's
                      Annual  Report  on  Form 10-K  for  the  year ended  December  31,  1990, and incorporated herein by reference).
10.12.2           --  Non-Qualified Stock  Option Agreement,  dated as  of July  23, 1990,  between
                      Rexene  Corporation and Kevin W. McAleer  (filed as Exhibit 10.13.1 to Rexene
                      Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.12.3           --  Letter Agreement, dated July 23,  1993, between Rexene Corporation and  Kevin
                      W.  McAleer  (filed  as Exhibit  10.10.4  to Rexene  Corporation's  Form 10-Q
                      Quarterly Report for the  three months ended June  30, 1993 and  incorporated herein by reference).
10.13.1           --  Employment  Agreement,  dated as  of May  29,  1990, between  Rexene Products
                      Company and Jack  E. Knott (filed  as Exhibit 10.15  to Rexene  Corporation's
                      Annual  Report  on  Form  10-K  for the  year  ended  December  31,  1990 and incorporated herein by reference).
10.13.2           --  Letter Agreement, dated June 11, 1993, between Rexene Corporation and Jack E.
                      Knott (filed as Exhibit 10.11.4  to Rexene Corporation's Form 10-Q  Quarterly
                      Report  for the three months  ended June 30, 1993  and incorporated herein by reference).

10.14             --  Letter Agreement, dated January 7, 1993, between Rexene Corporation and James
                      M. Ruberto (filed as Exhibit 10.12.2 to Rexene Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.15             --  Letter Agreement,  dated  January 7,  1993,  between Rexene  Corporation  and
                      Jonathan  R. Wheeler (filed as Exhibit 10.13.2 to Rexene Corporation's Annual
                      Report on  Form  10- K  for  the fiscal  year  ended December  31,  1992  and incorporated herein by reference).
10.16             --  Credit Agreement, dated as of November 29, 1994, among Rexene Corporation, as
                      Borrower,  The  Bank of  Nova  Scotia, as  Agent,  and the  Lenders Signatory
                      thereto.
10.17             --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation,  Rexene Products Company and William B. Hewitt (filed as Exhibit
                      10.22 to Rexene Corporation's Annual Report  on Form 10-K for the year  ended
                      December 31, 1992, and incorporated herein by reference).
10.18             --  Letter Agreement, dated June 11, 1993, between Rexene Corporation and Bernard
                      J.  McNamee  (filed  as Exhibit  10.23.2  to Rexene  Corporation's  Form 10-Q
                      Quarterly Report for the  three months ended June  30, 1993 and  incorporated herein by reference).
21.1              --  Subsidiaries of Rexene Corporation.
23.1              --  Consent of Price Waterhouse LLP.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 1995.

                                          REXENE CORPORATION

                                          Registrant

                                          By:         /s/ ANDREW J. SMITH

                                          --------------------------------------
                                                       Andrew J. Smith
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 9, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

           /s/ ARTHUR L. GOESCHEL                         /s/ ANDREW J. SMITH
- -------------------------------------------   -------------------------------------------
             Arthur L. Goeschel                             Andrew J. Smith
           CHAIRMAN OF THE BOARD                        CHIEF EXECUTIVE OFFICER
                                                              AND DIRECTOR

           /s/ LAVON N. ANDERSON                         /s/ WILLIAM B. HEWITT
- -------------------------------------------   -------------------------------------------
             Lavon N. Anderson                             William B. Hewitt
       PRESIDENT AND CHIEF OPERATING                            DIRECTOR
            OFFICER AND DIRECTOR

             /s/ ILAN KAUFTHAL                               /s/ FRED RULLO
- -------------------------------------------   -------------------------------------------
               Ilan Kaufthal                                   Fred Rullo
                  DIRECTOR                                      DIRECTOR

             /s/ PHILLIP SIEGEL                           /s/ HEINN TOMFOHRDE
- -------------------------------------------   -------------------------------------------
               Phillip Siegel                               Heinn Tomfohrde
                  DIRECTOR                                      DIRECTOR

            /s/ KEVIN W. McALEER                            /s/ GEFF PERERA
- -------------------------------------------   -------------------------------------------
              Kevin W. McAleer                                Geff Perera
          EXECUTIVE VICE PRESIDENT                   VICE PRESIDENT AND CONTROLLER
        AND CHIEF FINANCIAL OFFICER

                      REXENE CORPORATION AND SUBSIDIARIES
                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE
                                                                                                          ---------
Report of Independent Accountants:
  Post-emergence Consolidated Financial Statements......................................................        F-2
  Pre-emergence Consolidated Financial Statements.......................................................        F-3
Consolidated Financial Statements:
  Consolidated Statements of Operations for the years ended December 31, 1994 and 1993, the three months
   ended December 31, 1992 and the nine months ended September 30, 1992.................................        F-4
  Consolidated Balance Sheets as of December 31, 1994 and 1993..........................................        F-5
  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31,
   1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30,
   1992.................................................................................................        F-6
  Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993, the three months
   ended December 31, 1992 and the nine months ended September 30, 1992.................................      F-7-8
  Notes to Consolidated Financial Statements............................................................     F-9-27

    All Financial Statement Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

              REPORT OF INDEPENDENT ACCOUNTANTS -- POST-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Rexene Corporation

    In our opinion, the accompanying consolidated financial statements listed on the Index on page F-1 present fairly, in all material respects, the financial position of Rexene Corporation and its subsidiaries (the Company) at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 and the three months ended December 31, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in notes 17 and 18 to the consolidated financial statements, on September 18, 1992 the Company's Plan of Reorganization was consummated.
Effective September 30, 1992, the Company accounted for the Chapter 11 reorganization using "fresh-start" reporting as set forth in the American
Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, the financial statements subsequent to the emergence from Chapter 11 have been prepared using a different basis of accounting and are therefore not comparable to the pre-emergence consolidated financial statements.

PRICE WATERHOUSE LLP

Dallas, Texas
February 7, 1995

               REPORT OF INDEPENDENT ACCOUNTANTS -- PRE-EMERGENCE
                       CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Rexene Corporation

    In our opinion, the accompanying consolidated financial statements listed on the Index on page F-1 present fairly, in all material respects, the results of Rexene Corporation and its subsidiaries' (the Company) operations and their cash flows for the nine months ended September 30, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    As discussed in notes 17 and 18 to the consolidated financial statements, on October 18, 1991 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company's Plan of
Reorganization was consummated on September 18, 1992 and, effective September 30, 1992, the Company accounted for the reorganization using "fresh-start" reporting as set forth in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

PRICE WATERHOUSE LLP

Dallas, Texas
April 12, 1993

                      REXENE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       POST-EMERGENCE              PRE-EMERGENCE
                                                           --------------------------------------  -------------
                                                                                     THREE MONTHS   NINE MONTHS
                                                           YEARS ENDED DECEMBER 31,     ENDED          ENDED
                                                           ------------------------  DECEMBER 31,  SEPTEMBER 30,
                                                              1994         1993          1992          1992
                                                           -----------  -----------  ------------  -------------
Net sales................................................  $   537,957  $   429,353   $   98,854    $   316,106
                                                           -----------  -----------  ------------  -------------
Operating expenses:
  Cost of sales..........................................      418,048      375,609       86,732        278,081
  Marketing, general and administrative..................       37,764       32,641        9,045         23,918
  Research and development...............................        7,060        6,599        1,659          4,715
                                                           -----------  -----------  ------------  -------------
                                                               462,872      414,849       97,436        306,714
                                                           -----------  -----------  ------------  -------------
Operating income.........................................       75,085       14,504        1,418          9,392
                                                           -----------  -----------  ------------  -------------
Interest expense:
  Cash...................................................      (30,444)     (24,446)      (6,215)       --
  Non-cash...............................................      (19,441)     (25,388)      (6,445)       --
Interest income..........................................        2,337        1,392          637            740
Other, net...............................................        7,524         (245)         169           (458)
                                                           -----------  -----------  ------------  -------------
Income (loss) before reorganization items, income taxes
 and extraordinary gain (loss)...........................       35,061      (34,183)     (10,436)         9,674
Reorganization items.....................................      --           --            --            (38,514)
                                                           -----------  -----------  ------------  -------------
Income (loss) before income taxes and extraordinary gain
 (loss)..................................................       35,061      (34,183)     (10,436)       (28,840)
Income tax (expense) benefit.............................      (13,557)       8,940        3,908         (2,636)
                                                           -----------  -----------  ------------  -------------
Income (loss) before extraordinary gain (loss)...........       21,504      (25,243)      (6,528)       (31,476)
Extraordinary gain (loss), net of income taxes...........      (25,831)     --            --            123,672
                                                           -----------  -----------  ------------  -------------
Net income (loss)........................................  $    (4,327) $   (25,243)  $   (6,528)   $    92,196
                                                           -----------  -----------  ------------  -------------
                                                           -----------  -----------  ------------  -------------
Weighted average shares outstanding......................       11,663       10,501       10,501
                                                           -----------  -----------  ------------
                                                           -----------  -----------  ------------
Income (loss) per share:
  Income (loss) before extraordinary loss................  $      1.84  $     (2.40) $      (.62 )
  Extraordinary loss.....................................        (2.21)     --           --
                                                           -----------  -----------  ------------
  Net loss...............................................  $      (.37) $     (2.40) $      (.62 )
                                                           -----------  -----------  ------------
                                                           -----------  -----------  ------------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------

                                                      ASSETS

Cash and cash equivalents...............................................................  $    45,822  $    30,535
Deposit held in trust...................................................................        8,000      --
Accounts receivable, net................................................................       77,433       57,820
Inventories.............................................................................       62,726       52,621
Income taxes receivable.................................................................        1,647        4,965
Deferred income taxes...................................................................        8,625        4,271
Prepaid expenses and other..............................................................        1,098        1,522
                                                                                          -----------  -----------
    Total current assets................................................................      205,351      151,734
                                                                                          -----------  -----------
Property, plant and equipment, net......................................................      258,119      244,346
Intangible assets, net..................................................................       16,062        7,858
Other noncurrent assets.................................................................       27,422       30,369
                                                                                          -----------  -----------
                                                                                          $   506,954  $   434,307
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable........................................................................  $    38,019  $    27,386
Current portion of long-term debt.......................................................       10,000      --
Accrued liabilities.....................................................................        9,488        8,116
Accrued interest........................................................................        1,894        3,097
Employee benefits payable...............................................................        5,911        3,754
                                                                                          -----------  -----------
    Total current liabilities...........................................................       65,312       42,353
                                                                                          -----------  -----------
Long-term debt..........................................................................      265,000      281,764
Other noncurrent liabilities............................................................       49,999       65,840
Deferred income taxes...................................................................       51,767       49,487
Commitments and contingencies...........................................................      --           --
Stockholders' equity (deficit):
  Common stock, par value $.01 per share; 100 million shares authorized; 18.6 and 10.5
   million shares issued and outstanding, respectively..................................          186          105
  Paid-in capital.......................................................................      110,355       26,529
  Accumulated deficit...................................................................      (36,098)     (31,771)
  Foreign currency translation adjustment...............................................          433      --
                                                                                          -----------  -----------
    Total stockholders' equity (deficit)................................................       74,876       (5,137)
                                                                                          -----------  -----------
                                                                                          $   506,954  $   434,307
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                          FOREIGN
                                                               COMMON STOCK                               CURRENCY
                                                              ---------------    PAID-IN   ACCUMULATED   TRANSLATION
                                                              SHARES   AMOUNT    CAPITAL     DEFICIT     ADJUSTMENT     TOTAL
                                                              -------  ------   ---------  -----------   ----------   ---------
Balance, December 31, 1991..................................   31,419  $ 314    $ 151,411   $(246,538)     -$-        $ (94,813)
Net loss -- pre-emergence...................................    --      --         --          (5,602)     --            (5,602)
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, September 30, 1992 -- pre-emergence................   31,419    314      151,411    (252,140)     --          (100,415)
Adjustments for reorganization:
  Extraordinary gain on debt exchange.......................    --      --         --         123,672      --           123,672
  Fresh start reporting adjustments.........................  (31,419)  (314)    (151,411)    128,468      --           (23,257)
  Issuance of common stock..................................   10,501    105       26,529      --          --            26,634
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, September 30, 1992 -- post-emergence...............   10,501  $ 105    $  26,529   $  --          -$-        $  26,634
                                                              -------  ------   ---------  -----------     -----      ---------
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, September 30, 1992.................................   10,501  $ 105    $  26,529   $  --          -$-        $  26,634
Net loss....................................................    --      --         --          (6,528)     --            (6,528)
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, December 31, 1992..................................   10,501    105       26,529      (6,528)     --            20,106
Net loss....................................................    --      --         --         (25,243)     --           (25,243)
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, December 31, 1993..................................   10,501    105       26,529     (31,771)     --            (5,137)
Issuance of common stock....................................    8,124     81       83,826      --          --            83,907
Foreign currency translation adjustment.....................    --      --         --          --            433            433
Net loss....................................................    --      --         --          (4,327)     --            (4,327)
                                                              -------  ------   ---------  -----------     -----      ---------
Balance, December 31, 1994..................................   18,625  $ 186    $ 110,355   $ (36,098)      $433      $  74,876
                                                              -------  ------   ---------  -----------     -----      ---------
                                                              -------  ------   ---------  -----------     -----      ---------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                    PRE-
                                                                                      POST-EMERGENCE              EMERGENCE
                                                                             --------------------------------   -------------
                                                                                                    THREE           NINE
                                                                                YEARS ENDED         MONTHS         MONTHS
                                                                                DECEMBER 31,        ENDED           ENDED
                                                                             ------------------  DECEMBER 31,   SEPTEMBER 30,
                                                                               1994      1993        1992           1992
                                                                             --------  --------  ------------   -------------
Cash flows from operating activities:
  Net income (loss)........................................................  $ (4,327) $(25,243)   $(6,528)       $  92,196
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization............................................    18,959    17,446      4,315           20,062
  Reorganization items.....................................................     --        --        --               38,514
  Reversal of accrued interest.............................................     --        --        --               (6,831)
  Extraordinary (gain) loss, net of income taxes...........................    25,831     --        --             (123,672)
  (Reversal) accrual of lawsuit judgment...................................    (7,400)    --        --                7,400
  Non-cash interest expense................................................    19,441    25,388      6,445          --
  Deferred income taxes....................................................    (2,476)   (4,160)    (3,690)             525
  Change in:
    Accounts receivable....................................................   (19,588)   (6,049)     5,756           (9,343)
    Inventories............................................................   (10,111)    1,071     (3,030)             182
    Prepaid expenses and other.............................................       413      (276)      (940)             727
    Income taxes...........................................................    19,550    (4,894)      (408)          17,441
    Accounts payable.......................................................    10,621     6,999      2,517            1,139
    Accrued interest.......................................................    (1,203)      (48)    (2,914)         --
    Employee benefits payable and accrued liabilities......................     3,528      (756)       612           (1,552)
    Prepetition liabilities paid...........................................     --        --        (1,093)         (30,571)
    Increase in other noncurrent liabilities...............................     3,189     1,006        985            5,118
    Other..................................................................    (3,698)      857        782             (456)
                                                                             --------  --------  ------------   -------------
      Total adjustments....................................................    57,056    36,584      9,337          (81,317)
                                                                             --------  --------  ------------   -------------

                                                                                                      (CONTINUED ON PAGE F-8)

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                                                     PRE-
                                                                                      POST-EMERGENCE               EMERGENCE
                                                                             ---------------------------------   -------------
                                                                                                     THREE           NINE
                                                                                 YEARS ENDED         MONTHS         MONTHS
                                                                                DECEMBER 31,         ENDED           ENDED
                                                                             -------------------  DECEMBER 31,   SEPTEMBER 30,
                                                                               1994       1993        1992           1992
                                                                             ---------  --------  ------------   -------------
Net cash provided by operating activities before reorganization items
 paid......................................................................  $  52,729  $ 11,341    $ 2,809        $  10,879
  Reorganization items paid................................................     --         --        (2,053)         (10,180)
                                                                             ---------  --------  ------------   -------------
Net cash provided by operating activities..................................     52,729    11,341        756              699
                                                                             ---------  --------  ------------   -------------
Cash flows from investing activities:
  Capital expenditures.....................................................    (30,876)  (17,008)    (3,961)         (11,136)
  Investment in joint venture..............................................     --         --          (325)         --
                                                                             ---------  --------  ------------   -------------
Net cash used for investing activities.....................................    (30,876)  (17,008)    (4,286)         (11,136)
                                                                             ---------  --------  ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net..............................     83,907     --        --              --
  Proceeds from issuance of debt...........................................    275,000     --        --              --
  Repayment of long-term debt..............................................   (352,629)    --        --              --
  Bank borrowings..........................................................      7,000     2,000     --              --
  Repayment of bank borrowings.............................................     (9,000)    --        --              --
  Debt issuance costs and other............................................    (10,899)    --        --              --
                                                                             ---------  --------  ------------   -------------
Net cash provided by (used for) financing activities.......................     (6,621)    2,000     --              --
                                                                             ---------  --------  ------------   -------------
Effect of exchange rate changes on cash....................................         55     --        --              --
                                                                             ---------  --------  ------------   -------------
Net increase (decrease) in cash and cash equivalents.......................     15,287    (3,667)    (3,530)         (10,437)
                                                                             ---------  --------  ------------   -------------
Cash and cash equivalents at beginning of period...........................     30,535    34,202     37,732           48,169
                                                                             ---------  --------  ------------   -------------
Cash and cash equivalents at end of period.................................  $  45,822  $ 30,535    $34,202        $  37,732
                                                                             ---------  --------  ------------   -------------
                                                                             ---------  --------  ------------   -------------
Supplemental cash flow information:
  Cash paid for interest...................................................  $  30,915  $ 24,039    $ 9,002        $  14,737
  Cash paid for income taxes...............................................  $   2,451  $    114    $--            $   1,703

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Rexene Corporation (the "Company") include its wholly-owned subsidiaries.

CASH AND CASH EQUIVALENTS

    Cash equivalents represent short-term investments with original maturities of three months or less.

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

INTANGIBLE ASSETS

    Debt issuance costs are amortized on a straight-line basis, ranging from five to ten years. Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over fifteen years. Other intangible assets are stated at cost and consist primarily of licensing agreements and patents, which are amortized on a straight-line basis over five years.

DEFERRED PREOPERATING COSTS

    The incremental costs of establishing a plant in England have been deferred. The plant commenced production in September 1994. These deferred preoperating costs are being amortized on a straight-line basis over three years.

INCOME TAXES

    Concurrent with fresh start reporting (see note 18), on September 30, 1992 the Company adopted Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting of income taxes. Prior to September 30, 1992, the Company accounted for income taxes under the deferred method, as prescribed under Accounting Principles Board ("APB") Opinion No. 11, "Accounting for Income Taxes".

FOREIGN CURRENCY TRANSLATION

    Operations of the foreign subsidiary use the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary are translated at current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in stockholders equity.

INCOME (LOSS) PER SHARE

    Income (loss) per share is based on the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding. The per share amount for the pre-emergence period is not presented since such information is not comparable with the post-emergence periods.

RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for periods prior to 1994 have been reclassified to conform with the 1994 presentation.

                      REXENE CORPORATION AND SUBSIDIARIES

2.  RECAPITALIZATION
    In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") consisting of (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "Senior Notes") in an aggregate principal amount of $175 million,
(iii) the establishment of a new credit facility (the "Credit Agreement"), providing the Company with a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's Increasing Rate Senior Notes Due 1999 (the "Old Senior Notes"), (v) the redemption of the Company's Increasing Rate Subordinated Notes Due 2002 (the "Old Subordinated Notes" and, together with the Old Senior Notes, the "Old Notes"), and (vi) the repayment in full of the outstanding indebtedness under the Company's existing credit agreement (the "Old Credit Agreement"). No amount has been borrowed under the Revolving Credit
Facility. In connection with the redemption of the Old Notes, the Company recorded an extraordinary loss of $25.8 million (net of income tax benefits of $15.8 million).

3.  ACCOUNTS RECEIVABLE
    Accounts receivable consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Trade..................................................................  $  74,026  $  57,697
Other..................................................................      7,376      3,930
                                                                         ---------  ---------
                                                                            81,402     61,627
Less allowances........................................................     (3,969)    (3,807)
                                                                         ---------  ---------
                                                                         $  77,433  $  57,820
                                                                         ---------  ---------
                                                                         ---------  ---------

    No bad debt expense was recorded during the year ended December 31, 1994. Bad debt expense for the year ended December 31, 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992 is $223,000, $300,000 and $327,000, respectively. During the year ended December 31, 1994, there was a net recovery of previously written-off accounts of $162,000. Uncollectible accounts written off for the year ended December 31, 1993 and the three months ended December 31, 1992 were $925,000 and $218,000, respectively. No amounts were written off during the nine months ended September 30, 1992.

4.  INVENTORIES
    Inventories consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Raw materials..........................................................  $  21,363  $  11,313
Work in progress.......................................................      8,014      6,694
Finished goods.........................................................     33,349     34,614
                                                                         ---------  ---------
                                                                         $  62,726  $  52,621
                                                                         ---------  ---------
                                                                         ---------  ---------

                      REXENE CORPORATION AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following (in thousands):

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1994         1993
                                                                      -----------  -----------
Land................................................................  $     5,819  $     5,738
Buildings...........................................................       20,720       17,758
Plant and equipment.................................................      252,817      230,026
Construction in progress............................................       15,895       10,530
                                                                      -----------  -----------
                                                                          295,251      264,052
Less accumulated depreciation.......................................      (37,132)     (19,706)
                                                                      -----------  -----------
                                                                      $   258,119  $   244,346
                                                                      -----------  -----------
                                                                      -----------  -----------

    Depreciation expense for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992 is $17,426,000, $16,059,000, $3,664,000 and $17,689,000, respectively.
During the years ended December 31, 1994 and 1993 and the three months ended December 31, 1992, $1,412,000, $1,259,000 and $312,000, respectively, of interest was capitalized in connection with construction projects. No interest was capitalized during the nine months ended September 30, 1992.

6.  INTANGIBLE ASSETS
    Intangible assets, net of accumulated amortization are (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Debt issuance costs....................................................  $   9,735  $  --
Less accumulated amortization..........................................       (116)    --
                                                                         ---------  ---------
                                                                             9,619     --
                                                                         ---------  ---------
Reorganization value in excess of amounts allocable to identifiable
 assets................................................................      4,298      4,298
Less accumulated amortization..........................................       (904)      (638)
                                                                         ---------  ---------
                                                                             3,394      3,660
                                                                         ---------  ---------
Other intangible assets................................................      5,544      5,598
Less accumulated amortization..........................................     (2,495)    (1,400)
                                                                         ---------  ---------
                                                                             3,049      4,198
                                                                         ---------  ---------
                                                                         $  16,062  $   7,858
                                                                         ---------  ---------
                                                                         ---------  ---------

                      REXENE CORPORATION AND SUBSIDIARIES

7.  OTHER NONCURRENT ASSETS
    Other noncurrent assets consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Spare parts inventories................................................  $  18,380  $  16,654
Unrecognized prior service cost........................................      3,152     --
Deferred preoperating costs, net of accumulated amortization of $149 in
 1994..................................................................      1,656      1,322
Other..................................................................      1,583      1,870
Deposits held in trusts................................................     10,651     10,523
                                                                         ---------  ---------
                                                                            35,422     30,369
Less: current portion of deposits held in trust........................     (8,000)    --
                                                                         ---------  ---------
                                                                         $  27,422  $  30,369
                                                                         ---------  ---------
                                                                         ---------  ---------

    The deposits held in trusts for the benefit of the Texas Natural Resource Conservation Commission were established and funded to comply with the financial assurance requirements of the Resource Conservation and Recovery Act.

8.  ACCRUED LIABILITIES
    Accrued liabilities consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1994       1993
                                                                           ---------  ---------
Accrued taxes, other than income.........................................  $   2,836  $   2,555
Other accrued expenses...................................................      6,652      5,561
                                                                           ---------  ---------
                                                                           $   9,488  $   8,116
                                                                           ---------  ---------
                                                                           ---------  ---------

9.  LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1994         1993
                                                                      -----------  -----------
Senior Notes due November 2004......................................  $   175,000  $   --
Old Senior Notes due 1999...........................................      --           253,000
Old Subordinated Notes due 2002.....................................      --            95,342
Less: unamortized discount..........................................      --           (68,578)
                                                                      -----------  -----------
                                                                          175,000      279,764
                                                                      -----------  -----------
Bank borrowings.....................................................      100,000        2,000
Less: current portion...............................................      (10,000)     --
                                                                      -----------  -----------
                                                                           90,000        2,000
                                                                      -----------  -----------
                                                                      $   265,000  $   281,764
                                                                      -----------  -----------
                                                                      -----------  -----------

SENIOR NOTES

    The fair market value of the Senior Notes approximates its book value. The Senior Notes rank PARI PASSU in right of payment to any subordinated indebtedness of the Company. The Company has no such outstanding subordinated indebtedness at December 31, 1994. However, the Senior Notes are effectively subordinated to the secured indebtedness of the Company consisting principally of borrowings under the Credit Agreement.

                      REXENE CORPORATION AND SUBSIDIARIES

9.  LONG-TERM DEBT (CONTINUED)
    Interest is payable on the Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. In 1994 and 1993, the annual interest rate on the Old Senior Notes and Old Subordinated Notes was 9% and 10%, respectively.

    The Senior Notes are not redeemable, in whole or in part, prior to December 1, 1999, except that, at any time prior to December 1, 1997, the Company may redeem up to an aggregate of $58.3 million principal amount of Senior Notes, at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of any future offerings of common stock of the Company; provided, however, that at least $100 million aggregate principal amount of Senior Notes is outstanding immediately following each such redemption; and provided further that each such redemption occurs within 60 days of the date of the closing of the applicable offering. On or after December 1, 1999, the Senior Notes are redeemable, at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to the date of redemption.

YEAR                                                           PERCENTAGE
- -------------------------------------------------------------  -----------
1999.........................................................     105.875%
2000.........................................................     103.917%
2001.........................................................     101.958%
2002 and thereafter..........................................     100.000%

    The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes.

    The indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

    The Old Notes were recorded at their fair market value at the Effective Date (see note 17). The resulting discount from the face amount was accreted to interest expense over the original term of the Old Notes. For each interest period ending on or prior to November 15, 1994, the Company could pay up to 90% of the interest due on the Old Subordinated Notes by delivering additional Old Subordinated Notes in lieu of cash ("Pay-in-Kind"), if certain financial tests were met. In 1994 and 1993, the Board of Directors exercised the Pay-in-Kind feature and issued $4.3 million and $8.1 million, respectively, of Old Subordinated Notes. This decrease was principally due to the decision not to exercise the Pay-in-Kind feature for the interest payment made on November 15, 1994. In connection with the Recapitalization, the Old Notes were redeemed (see note 2).

CREDIT AGREEMENT

    The Company is required to repay a portion of its borrowings under the Term Loan each year, so as to retire such indebtedness in its entirety by December 31, 1999. On January 31, 1995, the Company prepaid $20 million of the Term Loan which will be credited against required principal repayments under the Term Loan as such required payments become due. Four required payments of $2.5 million each are due in 1995; four additional payments of $3.75 million each are due at the end of each quarter in 1996; and quarterly payments of $6.25 million are due at the end of each succeeding quarter until the Term Loan is paid in full. In addition, the Company has certain additional annual mandatory repayments beginning in April 1996 equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company in the preceding year but subject to a maximum of $15.0 million in 1996; $25.0 million, less any prior mandatory excess cash flow repayments, in 1997; and $35.0 million,

                      REXENE CORPORATION AND SUBSIDIARIES

9.  LONG-TERM DEBT (CONTINUED)
less any prior mandatory excess cash flow repayments, in 1998. Borrowings under the Credit Agreement bear interest at a floating rate based on the prime rate or, at the Company's option, on the reserve-adjusted London Interbank offered rate and is secured by the pledge of substantially all of the assets of the Company, including inventory and accounts receivable and the proceeds thereof. Availability of borrowings under the Revolving Credit Facility is based upon a formula related to inventory and accounts receivable. At December 31, 1994, the Company borrowed $100 million under the Term Loan and no amount under the Revolving Credit Facility. At December 31, 1994, approximately $3.6 million of stand-by letters of credit were outstanding under the Credit Agreement.

    The Credit Agreement contains covenants which restrict or preclude, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the Senior Notes. The Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to the ratio of its earnings to its interest expense, the ratio of its earnings to its fixed charges and a leverage ratio.

10. OTHER NONCURRENT LIABILITIES
    Other noncurrent liabilities consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Accrued environmental remediation costs................................  $  22,742  $  23,357
Accumulated postretirement benefit obligation (note 15)................     15,259     14,729
Noncurrent interest payable............................................     --         11,630
Lawsuit accrual (note 20)..............................................     --          7,400
Pension liabilities....................................................      6,355      1,113
Other..................................................................      5,643      7,611
                                                                         ---------  ---------
                                                                         $  49,999  $  65,840
                                                                         ---------  ---------
                                                                         ---------  ---------

    Noncurrent interest payable represented interest accrued in accordance with Emerging Issues Task Force ("EITF") Issue No. 86-15, "Increasing Rate Debt". Under EITF Issue No. 86-15, aggregate interest expense was charged in equal amounts over the estimated term of the Old Notes (see note 13). This interest payable was eliminated in connection with the Recapitalization.

11. COMMITMENTS
    The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of noncancellable operating lease agreements are as follows (in thousands):

For the years ending December 31,
  1995............................................  $   7,417
  1996............................................      5,619
  1997............................................      3,415
  1998............................................      2,295
  1999............................................      1,700
  2000 and thereafter.............................      5,106
                                                    ---------
Total minimum lease payments......................  $  25,552
                                                    ---------
                                                    ---------

                      REXENE CORPORATION AND SUBSIDIARIES

11. COMMITMENTS (CONTINUED)
    Rental expense under operating leases for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, approximated $7,616,000, $7,630,000, $2,024,000 and
$6,451,000, respectively.

12. INCOME TAXES
    At September 30, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes", concurrent with its adoption of fresh start reporting (see note 18). For the nine months ended September 30, 1992, the Company accounted for income taxes under principles provided in APB Opinion No. 11. Therefore, the income tax (expense) benefit for the years ended December 31, 1994 and 1993 and the three months ended December 31, 1992 is not comparable with the income tax expense for the nine months ended September 30, 1992.

    Income  tax  (expense)  benefit  on  the  Company's  income  (loss)   before
extraordinary loss consists of the following (in thousands):

                                                YEARS ENDED       THREE MONTHS    NINE MONTHS
                                               DECEMBER 31,           ENDED          ENDED
                                           ---------------------  DECEMBER 31,   SEPTEMBER 30,
                                              1994       1993         1992           1992
                                           ----------  ---------  -------------  -------------
Current:
  Federal................................  $  (13,884) $   5,390    $      41      $  (2,794)
  State..................................      (2,150)      (610)         177            683
Deferred.................................       2,477      4,160        3,690           (525)
                                           ----------  ---------  -------------  -------------
                                           $  (13,557) $   8,940    $   3,908      $  (2,636)
                                           ----------  ---------  -------------  -------------
                                           ----------  ---------  -------------  -------------

    In addition, for the year ended December 31, 1994, the Company recorded a current income tax benefit of $16.2 million and a deferred income tax expense of $0.4 million as a result of the extraordinary loss from the Recapitalization.

    The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income before income taxes and extraordinary loss. The statutory federal income tax rate was 35% for the years ended December 31, 1994 and 1993 and 34% for the three months ended December 31, 1992 and the nine months ended September 30, 1992. The reasons for these differences are as follows (in thousands):

                                                                   YEARS ENDED       THREE MONTHS    NINE MONTHS
                                                                  DECEMBER 31,           ENDED          ENDED
                                                              ---------------------  DECEMBER 31,   SEPTEMBER 30,
                                                                 1994       1993         1992           1992
                                                              ----------  ---------  -------------  -------------
Tax computed at statutory federal tax rate..................  $  (12,271) $  11,964    $   3,549      $   9,806
State income taxes..........................................        (554)      (397)         116            461
Non-deductible amortization and expenses....................        (245)      (493)      --             --
Non-cash interest...........................................      (1,771)    (1,883)      --             --
Effect of change in statutory federal income tax rate.......      --         (1,333)      --             --
Reorganization items........................................      --         --              325         (8,133)
Differences in financial and tax bases of assets
 and liabilities............................................      --         --           --             (3,893)
Non-qualified stock option plan for outside
 directors..................................................         333     --           --             --
Other, net..................................................         951      1,082          (82)          (877)
                                                              ----------  ---------  -------------  -------------
Income tax (expense) benefit................................  $  (13,557) $   8,940    $   3,908      $  (2,636)
                                                              ----------  ---------  -------------  -------------
                                                              ----------  ---------  -------------  -------------

                      REXENE CORPORATION AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    Deferred income tax balances, net consist of the following (in thousands):

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1994        1993
                                                                       ----------  ----------
Property, plant and equipment........................................  $   70,193  $   69,533
Intangible assets....................................................       1,111      --
Old Notes............................................................      --           9,168
                                                                       ----------  ----------
    Gross deferred tax liabilities...................................      71,304      78,701
                                                                       ----------  ----------
Accounts receivable..................................................      (1,718)     (1,639)
Inventories..........................................................        (766)       (666)
Tax losses and credits carried forward...............................      (4,238)     --
Intangible assets....................................................      --          (1,140)
Other noncurrent assets..............................................      (2,816)     (4,474)
Other noncurrent liabilities.........................................     (16,721)    (23,600)
Other................................................................      (1,903)     (1,966)
                                                                       ----------  ----------
    Gross deferred tax assets........................................     (28,162)    (33,485)
                                                                       ----------  ----------
                                                                       $   43,142  $   45,216
                                                                       ----------  ----------
                                                                       ----------  ----------

    The Company has unused net operating loss carryforwards of $3.7 million at December 31, 1994, of which $1.2 million is subject to expiration in the year 2003 and $2.5 million will expire in the year 2009, and an alternative minimum tax credit carryforward of approximately $2.0 million, which has no expiration. In 1994, the Company received $5.5 million in income tax refunds related to the carryback of the 1993 and 1992 net operating losses to the year ended December 31, 1990. During the bankruptcy proceeding in 1992, all federal income tax matters through the 1991 tax year were resolved.

    Under APB Opinion No. 11, the deferred income tax provision results from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. The nature of the timing differences under APB Opinion No. 11 and the tax effects for the nine months ended September 30, 1992 are as follows (in thousands):

Depreciation and amortization......................................  $  (3,010)
Accrual for lawsuit................................................      2,504
Other, net.........................................................        (19)
                                                                     ---------
                                                                     $    (525)
                                                                     ---------
                                                                     ---------

13. INTEREST EXPENSE
    For the year ended December 31, 1994, cash interest expense consists of interest on the Old Senior Notes and 10% of the interest on the Old Subordinated Notes, through May 15, 1994, the last period in which the Company exercised the Pay-in-Kind feature. Thereafter, 100% of the interest on the Old Subordinated Notes is included in cash interest expense. For the year ended December 31, 1993 and the three months ended December 31, 1992, cash interest expense consists of interest on the Old Senior Notes and 10% of the interest on the Old Subordinated Notes. The remaining 90% of the interest on the Old Subordinated Notes is included as non-cash interest expense in accordance with the Pay-in-Kind feature. In addition, non-cash interest expense includes (i) accretion on the Old Notes, (ii) an adjustment for EITF Issue No. 86-15, and (iii) an adjustment for interest capitalized in connection with construction projects. (See notes 5, 9 and 10).

                      REXENE CORPORATION AND SUBSIDIARIES

14. OTHER INFORMATION
    Other, net for the year ended December 31, 1994 includes the reversal of a $7.4 million lawsuit accrual for which the Company ultimately prevailed on appeal (see note 20). This accrual was originally recorded for the nine months ended September 30, 1992.

    Export  sales of the  Company were $41,000,000,  $30,495,000, $9,295,000 and
$33,806,000 for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, respectively. The majority of export sales were to foreign companies through agents and domestic offices of foreign companies, which are responsible for the actual export of the product to a variety of locations. Accordingly, amounts of export sales to specific geographic locations are not available.

    Maintenance  and repair  expenses were  $27,335,000, $27,017,000, $6,221,000 and $18,244,000 for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, respectively.

    Other, net for the nine months ended September 30, 1992 includes a reversal of postpetition interest of $6.8 million accrued as of December 31, 1991 and $1.5 million of business interruption insurance proceeds received in 1992 for an electrical outage at the Odessa, Texas facility in May 1991.

15. EMPLOYEE BENEFITS

SAVINGS PLAN

    The  Company sponsors  an employee  savings plan  (the "Savings  Plan") that provides participating employees with additional income upon retirement. Employees may contribute between 1% and 10% of their base salary up to a maximum of $9,240 annually to the Savings Plan. The Company matches a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base salary. Employee contributions are fully vested. Employer contributions are fully vested upon retirement or after five years of service. For 1994, 1993 and 1992, the Company matched 25% of the employee contributions up to the 6% limit. The Company contributed approximately $395,000, $351,000, $96,000 and $275,000 to the Savings Plan during the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, respectively.

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

    Net pension expense consists of the following (in thousands):

                                                                   YEARS ENDED       THREE MONTHS    NINE MONTHS
                                                                   DECEMBER 31,          ENDED          ENDED
                                                               --------------------  DECEMBER 31,   SEPTEMBER 30,
                                                                 1994       1993         1992           1992
                                                               ---------  ---------  -------------  -------------
Service cost.................................................  $   1,570  $   1,279    $     369      $   1,108
Interest accrued on pension obligations......................      1,218        976          239            717
Actual return on plan assets.................................        462     (1,278)        (137)          (446)
Net amortization and deferral................................     (1,687)       162       --               (540)
                                                               ---------  ---------       ------    -------------
Net pension expense..........................................  $   1,563  $   1,139    $     471      $     839
                                                               ---------  ---------       ------    -------------
                                                               ---------  ---------       ------    -------------

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Pension Plans (in thousands):

                                                                                    1994        1993
                                                                                 ----------  ----------
Actuarial present value of benefit obligations:
  Vested benefits..............................................................  $   12,505  $   11,924
  Non-vested benefits..........................................................       2,097       1,898
                                                                                 ----------  ----------
  Accumulated benefit obligation...............................................  $   14,602  $   13,822
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Projected benefit obligation...................................................  $   17,456  $   16,518
Plan assets at fair value......................................................     (14,387)    (14,238)
                                                                                 ----------  ----------
Excess of projected benefit obligations over plan assets.......................       3,069       2,280
Unrecognized net loss..........................................................        (638)     (1,392)
Unrecognized prior service cost................................................        (851)        125
Additional liability...........................................................         138         100
                                                                                 ----------  ----------
Pension liability included in other noncurrent liabilities.....................  $    1,718  $    1,113
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    At December 31, 1994 and 1993, in determining the present value of benefit obligations, a discount rate of 8.0% and 7.0% was used, respectively. The assumption for the increase in future compensation levels was 4.5% at December 31, 1994 and 1993. At December 31, 1994 and 1993, the expected long-term rate of return on assets used in determining future service costs was 9.0%.

EXECUTIVE RETIREMENT PLANS

    In October 1994, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement and survivor benefits for certain key employees who complete a specified period of service and otherwise become eligible under the SERP. The Company will fund the SERP at the discretion of the Board of Directors. In 1994, no amount was funded for the SERP.

    In addition, the Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan.

    Net pension expense for the year ended December 31, 1994 consists of the following (in thousands):

                                                                    SECURITY
                                                              SERP    PLAN
                                                              ----  --------
Service cost................................................  $132    $ 90
Interest accrued on pension obligations.....................    55     230
Net amortization and deferral...............................    73     204
                                                              ----  --------
Net pension expense.........................................  $260    $524
                                                              ----  --------
                                                              ----  --------

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of the SERP and the Security Plan at December 31, 1994 (in thousands):

                                                                                               SECURITY
                                                                                      SERP       PLAN
                                                                                    ---------  ---------
Actuarial present value of benefit obligations:
  Vested benefits.................................................................  $  --      $  --
  Non-vested benefits.............................................................      1,872      2,765
                                                                                    ---------  ---------
  Accumulated benefit obligation..................................................  $   1,872  $   2,765
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Projected benefit obligation......................................................  $   2,931  $   2,765
Plan assets at fair value.........................................................     --         --
                                                                                    ---------  ---------
Excess of projected benefit obligations over plan assets..........................      2,931      2,765
Unrecognized prior service cost...................................................     (3,136)    (1,401)
Additional liability..............................................................      1,613      1,420
Unrecognized net gain (loss)......................................................        464        (19)
                                                                                    ---------  ---------
Pension liability included in other noncurrent liabilities........................  $   1,872  $   2,765
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    A discount rate of 8% was used in determining the present values of benefit obligations at December 31, 1994. The assumption for the increase in future compensation levels was 6%.

POSTEMPLOYMENT BENEFITS

    Concurrent with fresh start reporting (see note 18), on September 30, 1992 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which generally requires an employer to recognize the obligation to provide postemployment benefits. The obligation for postemployment benefits at December 31, 1994 and 1993 approximated $1.1 million and $1.2 million, respectively, and is included in other noncurrent liabilities.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors life and health welfare benefits plans for its current and future retirees. Concurrent with fresh start reporting (see note 18), on September 30, 1992 the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires an accrual method of accounting for certain postretirement benefits. Adoption of SFAS 106 did not have a material effect on the September 30, 1992 financial statements since the Company had recorded an estimated liability for these benefits as part of purchase accounting entries recorded in 1988. Prior to September 30, 1992, the cost of net postretirement benefits other than pensions were recognized using the pay-as-you-go basis.

    Net postretirement benefit cost consists of the following (in thousands):

                                                               YEARS ENDED   THREE MONTHS
                                                              DECEMBER 31,      ENDED
                                                              -------------  DECEMBER 31,
                                                              1994    1993       1992
                                                              -----  ------  ------------
Service cost................................................  $ 394  $  760      $175
Interest cost...............................................    682   1,070       234
Net amortization and deferral...............................   (284)   --       --
                                                              -----  ------     -----
                                                              $ 792  $1,830      $409
                                                              -----  ------     -----
                                                              -----  ------     -----

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
    The actuarial value of postretirement benefit obligations consists of (in thousands):

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1994       1993
                                                                         ---------  ---------
Active participants eligible for retirement............................  $   3,003  $   3,016
Active participants not yet eligible for retirement....................      3,889      3,736
Retired participants...................................................      2,858      3,154
Unrecognized prior service cost........................................        837        914
Unrecognized net gain..................................................      4,672      3,909
                                                                         ---------  ---------
Accumulated postretirement benefit obligation..........................  $  15,259  $  14,729
                                                                         ---------  ---------
                                                                         ---------  ---------

    In 1994 and 1993, in determining the value of postretirement benefit obligations, a discount rate of 8.0% and 7.0%, respectively, was used, and in 1994 the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 13% in 1995, and descending to 5.5% in 2006 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $417,000 and would increase the net postretirement benefit cost for the year ended December 31, 1994 by approximately $71,000.

STOCK OPTION PLANS

    In 1988, the Company adopted a stock incentive plan (the "Stock Incentive Plan") providing for the granting of 87,500 stock options for, stock appreciation rights in, and the sale of restricted shares of, common stock for certain employees. In 1993, the Company adopted a non-qualified stock option plan (the "Employee Plan") providing for the granting of 700,000 stock options for common stock to key employees of the Company. In 1994, the Company adopted a long-term incentive plan (the "Incentive Plan") providing for the granting of 882,000 stock options for common stock to key employees of the Company. The Incentive Plan is intended to replace the Stock Incentive Plan and the Employee Plan. The adoption of the Incentive Plan is subject to stockholder approval.

    Changes in stock options during the years indicated are summarized as follows:

                                                                OPTIONS       PRICE RANGE
                                                              OUTSTANDING      PER SHARE
                                                              -----------   ---------------
Balance at December 31, 1991................................     35,250     $ 10.00-$304.00
Cancelled...................................................     (3,250)      65.20- 304.00
                                                              -----------
Balance at December 31, 1992................................     32,000       10.00- 304.00
Granted.....................................................    207,000        3.43
Cancelled...................................................    (18,700)      93.60- 304.00
                                                              -----------
Balance at December 31, 1993................................    220,300        3.43- 304.00
Granted.....................................................    498,000        3.71-  14.63
Exercised...................................................     (4,496)       3.43
Cancelled...................................................     (8,175)     304.00
                                                              -----------
Balance at December 31, 1994................................    705,629     $  3.43-$ 95.20
                                                              -----------
                                                              -----------

    The data above has been adjusted to reflect a 40-for-1 reverse stock split effected in connection with the bankruptcy reorganization (see note 17). Of the options outstanding at December 31, 1994, 68,825 are exercisable.

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
NON-QUALIFIED STOCK OPTION PLAN FOR OUTSIDE DIRECTORS

    In 1993, the Company adopted a non-qualified stock option plan for outside directors (the "Directors Plan") providing for the granting of 225,000 stock options for common stock. The Directors Plan provided for the automatic grant as of January 1, 1993 and January 1, 1994 to each non-employee director of options to purchase 12,500 shares of common stock, other than the Chairman of the Board for whom an award on each grant date of options to purchase 16,667 shares of common stock was provided. The exercise price of the options to purchase 104,167 shares of common stock granted in each year under the Directors Plan as of January 1, 1994 and 1993 was $0.43 and $0.63 per share, respectively. In 1994, 14,583 options were exercised, and 18,750 were cancelled. At December 31, 1994, 129,167 options are exercisable.

STOCK OPTION FOR FORMER OFFICER

    In 1992, the Company granted a stock option to purchase 105,031 shares of common stock at an aggregate exercise price of $901,120. In 1994, this stock option was exercised.

STOCK BONUS PLAN

    In 1985, the Company established an employee stock bonus plan (the "Stock Bonus Plan") for the benefit of its employees. Contributions were made at the discretion of the Company. Effective January 1, 1992, all participants (as defined) became 100% vested, and participation in the Stock Bonus Plan was frozen. The Company does not intend to make further contributions to the Stock Bonus Plan (see note 20).

16. COMMON STOCK PURCHASE RIGHTS
    In 1993, the Company declared a dividend distribution of one Common Stock Purchase Right (a "Right") for each outstanding share of common stock. The Rights are exercisable only if a person or group acquires 15% or more of common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles stockholders to purchase such number of shares of common stock at an exercise price of $60.00 (as amended) as determined under formulas set out in the agreement providing for the Rights. The existence of the Rights may, under certain circumstances, render more difficult or discourage attempts to acquire the Company.

    The Company can terminate the Rights at no cost any time prior to the acquisition of a 15% position. The termination period can be extended by the Board of Directors. The rights expire February 8, 2003.

17. CHAPTER 11 REORGANIZATION
    The Company was reorganized in September 1992, pursuant to a First Amended Plan of Reorganization (the "Amended Plan") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

    As a result of the bankruptcy reorganization and the confirmation of the Amended Plan by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), the Company, among other things, (i) reduced the principal amount of its long-term debt by replacing $403 million of increasing rate notes, with $337 million of debt that was scheduled to mature in 1999 and 2002, and issued 92.5% of its common stock to the holders of such debt. The Amended Plan was consummated on September 18, 1992 (the "Effective Date"). The Company recorded an extraordinary gain of $123.7 million as a result of this exchange.

                      REXENE CORPORATION AND SUBSIDIARIES

17. CHAPTER 11 REORGANIZATION (CONTINUED)
    Cash and cash equivalents at December 31, 1994 and 1993 include restricted cash held in a reserve account under the Amended Plan for payment of disputed claims and administrative expenses. At December 31, 1994 and 1993, restricted cash was $0.7 million and $2.2 million, respectively.

18. FRESH START REPORTING
    In connection with the Chapter 11 reorganization (see note 17), the Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Accordingly, the results of operations after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated.

    The Company recorded the following reorganization expenses and adjustments to assets and liabilities to reflect fresh start reporting in its statement of operations for the nine months ended September 30, 1992 (in thousands):

Professional fees................................................  $ (12,600)
Interest expense -- cash.........................................     (6,059)
Interest expense -- non-cash.....................................     (1,941)
Revaluation of assets and liabilities to fair values:
  Property, plant and equipment..................................     50,535
  Goodwill.......................................................    (16,604)
  Reorganization value in excess of amounts allocable to
   identifiable assets...........................................      4,298
  Other noncurrent assets........................................    (11,904)
  Deferred income taxes..........................................    (50,346)
  Pension liability..............................................      7,067
  Other..........................................................       (960)
                                                                   ---------
                                                                   $ (38,514)
                                                                   ---------
                                                                   ---------

19. RELATED PARTY TRANSACTIONS
    Pursuant to a letter agreement between the Company and its Chairman of the Board, Arthur L. Goeschel, the Company agreed to pay Mr. Goeschel, in addition to his normal director fees, a sum of $2,750 per day plus expenses for each day over five days per quarter that he spends on Company matters. Under this letter agreement, the Company paid Mr. Goeschel $49,500, $107,250, $60,500 and $137,500 in additional fees for the years ended December 31, 1994 and 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, respectively.

    Mr. Kevin Clowe, a former director of the Company, is a corporate officer of The American International Group, Inc. ("AIG") which provides various types of insurance for the Company. During 1994 and 1993, the Company paid approximately $3.1 million and $2.8 million, respectively, in premiums and fees to subsidiaries of AIG in the ordinary course of business. In addition, a subsidiary of AIG is the beneficiary of stand-by letters of credit of $1.9 million to ensure payment of premiums.

    A son of Mr. Andrew J. Smith, the Chief Executive Officer and a director of the Company, became a Vice President in 1990 and a stockholder in 1993 of Orion Pacific, Inc. ("Orion"). In August 1993, the son of Mr. Smith resigned as an officer and employee of Orion. Pursuant to contractual arrangements originated in 1988, (i) the Company sells to Orion certain (a) discarded by-products which Orion

                      REXENE CORPORATION AND SUBSIDIARIES

19. RELATED PARTY TRANSACTIONS (CONTINUED)
extracts from Company landfills and (b) scrap products, and (ii) Orion packages and processes a portion of the REXTAC-Registered Trademark- amorphous polyalphaolefins ("APAO") manufactured by the Company at its plant in Odessa, Texas. During the year ended December 31, 1993, the three months ended December 31, 1992 and the nine months ended September 30, 1992, the Company sold approximately $283,000, $241,000 and $671,000, respectively, of such by-product and scrap products to Orion in the ordinary course of business. For the same periods, the Company purchased approximately $1,551,000, $302,000 and $1,033,000, respectively, of APAO processing and packaging services and miscellaneous materials from Orion. At December 31, 1993, the net payable to Orion was approximately $55,000. In 1990, Orion sold its APAO processing and packaging technology to the Company for $750,000. The Company has also agreed to pay Orion an additional $250,000 per plant for each APAO plant utilizing the technology which the Company builds outside the United States (excluding a certain joint venture plant in Japan). The Company currently licenses this technology to Orion so that Orion can continue providing these services to the Company.

    Mr. Ilan Kaufthal, a director of the Company, is a managing director of Wertheim Schroder & Co. Incorporated ("Wertheim"). In connection with the Recapitalization, the Company paid Wertheim underwriter fees of approximately $2.9 million. The Company paid Wertheim financial advisory fees of $860,000 for the nine months ended September 30, 1992 in connection with the Company's bankruptcy proceeding. In December 1992, the Company retained Wertheim as its financial advisor with respect to the Common Stock Purchase Rights (see note 16) for approximately $78,000.

    In March 1992, Mr. William Gilliam resigned as Chairman of the Board and Chief Executive Officer of the Company. In connection with Mr. Gilliam's resignation, the Company, Mr. Gilliam, and Gilliam and Company, Inc., a corporation of which Mr. Gilliam was the sole shareholder ("GCI"), with the approval of the Bankruptcy Court, entered into an agreement which, among other things, (i) terminated a management agreement between the Company and GCI which had been suspended during the bankruptcy proceeding, (ii) granted to Mr. Gilliam a stock option (see note 15), and (iii) paid $500,000 to Mr. Gilliam.

    In April 1988, the Company was sold (the "1988 Merger") by its then current stockholders (the "Selling Stockholders"). Pursuant to the merger agreement for the 1988 Merger (the "1988 Merger Agreement") and a related escrow agreement, $30 million of the purchase price was deposited into an escrow account (the "Escrow Account") on behalf of the Selling Stockholders to indemnify the Company against certain contingencies. In December 1992, the Company entered into a memorandum agreement (the "Escrow Settlement Agreement") for the disposition of the principal balance of the Escrow Account and accrued interest thereon (less certain prior distributions). Pursuant to the Escrow Settlement Agreement, the Escrow Account, among other things, (i) distributed approximately $32.1 million to the Selling Stockholders, (ii) paid approximately $1 million to reimburse the Company for its net expenses (plus interest thereon) in defending certain lawsuits, (iii) retained $2.25 million as a reserve to pay certain potential expenses of the Escrow Account and (iv) retained $2 million which will be available to the Company to pay up to 50% of any portion of a final judgment or settlement in the Izzarelli litigation (see note 20) which is not paid by insurance. As a result of the Escrow Settlement Agreement, Mr. Smith, Dr. Lavon
N. Anderson, the president and chief operating officer and a director of the Company, and Mr. Jack E. Knott, executive vice president of the Company and President of Rexene Products, a division of the Company, received approximately $660,000, $85,000 and $71,000 from the Escrow Account, respectively in 1992. Any amounts being reserved by the Escrow Account which are not utilized for their intended purpose will be available for future distribution to the Selling Stockholders. In all negotiations concerning the Escrow Account, the Selling Stockholders were represented by a committee appointed under the 1988 Merger Agreement

                      REXENE CORPORATION AND SUBSIDIARIES

19. RELATED PARTY TRANSACTIONS (CONTINUED)

and by counsel to such committee. Mr. Smith, Dr. Anderson and Mr. Knott were not members of such committee and did not participate in any of the negotiations between the Company and the committee.

20. CONTINGENCIES
    The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $22.7 million accrued in the December 31, 1994 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

STOCKHOLDER CLASS ACTION LITIGATION

    In January 1990, a purported class action was filed in the United States District Court, Northern District of Texas, by an alleged stockholder of the Company on behalf of purchasers of the Company's common stock between October 23, 1989 and December 27, 1989. The defendants in this action included the Company, one of its current directors and certain of its former directors. The class was certified with an intervenor as the class representative. The intervenor's complaint asserted claims under Rule 10b-5 under the Securities Exchange Act of 1934, and state common law grounds. The plaintiff alleged that public statements made by certain directors of the Company created a misleading impression of the Company's financial condition thereby artificially inflating the price of the Company's common stock. The plaintiffs sought compensatory damages, prejudgment interest, a recovery of costs and attorneys' fees, and such other relief as may be deemed just and proper. The parties have reached an agreement to settle the case without any admission of liability, and it has been preliminarily approved by the District Court. A final hearing on the settlement is scheduled for May 16, 1995.

IZZARELLI STOCK BONUS PLAN CLASS ACTION LITIGATION

    In February 1991, a class action lawsuit was filed in the United States District Court for the Western District of Texas -- Midland Division against the Company, the Stock Bonus Plan and Texas Commerce Bank -- Odessa (the former trustee for the Stock Bonus Plan) by two former participants in the Stock Bonus Plan on behalf of the 1986 participants in the Stock Bonus Plan (the "Izzarelli Class"). The complaint alleged that the Company amended the Stock Bonus Plan in 1987 and 1988 to deprive the Izzarelli Class of benefits to which they would have been entitled had the Stock Bonus Plan not been amended. The Izzarelli Class asserted claims under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") for alleged breach of fiduciary duties to the participants and for alleged violation of ERISA's provision prohibiting amendments to the Stock Bonus Plan after benefits had accrued to participants. After a trial, the trial court in July 1992 entered a judgment against the Company in the amount of $6.6 million (as subsequently amended) plus court costs. In November 1992, the trial court awarded the Izzarelli Class $595,000 for attorneys' fees and out-of-pocket expenses.

                      REXENE CORPORATION AND SUBSIDIARIES

20. CONTINGENCIES (CONTINUED)
    The Company appealed the judgment to the United States Court of Appeals for the Fifth Circuit. The Izzarelli Class also filed an appeal with respect to the amount of damages awarded and the judgment in favor of Texas Commerce Bank -- Odessa. On June 22, 1994, the appeals court reversed the trial court and held that the Company did not violate ERISA or any fiduciary duty in amending the Stock Bonus Plan. It also affirmed the trial court's judgment that the trustee was not liable to the plaintiffs. On August 11, 1994, the appeals court refused the plaintiffs' request that it reconsider its decision. The Izzarelli Class did not appeal further.

    In the Company's bankruptcy proceeding, the Izzarelli Class filed proofs of claim for $27.7 million. On January 31, 1995, the Bankruptcy Court entered a stipulation and order which disallowed the proofs of claims and resolved all pending motions in favor of the Company. The Company has reversed an accrual of $7.4 million made previously to reflect the judgment.

PHILLIPS BLOCK COPOLYMER LITIGATION

    In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern
District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. The court has entered an order denying Phillips' motion to disqualify the special master. The summary judgment motions are still pending. In the Company's bankruptcy proceeding, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

PHILLIPS CRYSTALLINE LICENSE LITIGATION

    In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleges that the Company is infringing Phillips' Patent No. 4,376,851 (the "851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleges that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement, all conditions precedent to such termination had occurred. The complaint further alleges that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleges that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleges that the License Agreement is void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the Court entered an order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. A trial was conducted before the United States

                      REXENE CORPORATION AND SUBSIDIARIES

20. CONTINGENCIES (CONTINUED)
District Court in October 1994. At trial, Phillips sought damages and interest totaling approximately $15.5 million for the period from April 1990 through the time of trial. Phillips also seeks an injunction to prevent future infringement. Post-trial briefing is now complete and the parties are awaiting a decision. In the Company's bankruptcy proceeding, Phillips filed a proof of claim seeking in excess of $147 million based upon the allegations in this litigation. The Company objected to the bankruptcy claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed as of the Effective Date without regard to the bankruptcy proceeding.

ODESSA RESIDENTS TORT LITIGATION

    On April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct and payment of property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorney's fees; punitive damages and injunctive relief. Plaintiffs' petition specified alleged pollution from air emissions from the three plants as a basis for their claims. The trial court has allowed intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs.

    Defendants are challenging the NAACP's standing to participate in the lawsuit. Pretrial discovery is ongoing. Plaintiffs' attorneys have also requested public hearings in connection with the renewal of the Company's air permits for its styrene plant and a finished product cleaning unit in the polyethylene plant.

    Although there can be no assurance of the final resolution of any of these matters, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the various claims made and intends to defend each suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

                      REXENE CORPORATION AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Summarized quarterly financial information for the years ended December 31, 1994 and 1993 is as follows (in thousands, except per share data):

                                                                    FOR THE QUARTERS ENDED
                           --------------------------------------------------------------------------------------------------------
                           DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
                               1994          1994         1994        1994          1993          1993         1993        1993
                           ------------  -------------  ---------  -----------  ------------  -------------  ---------  -----------
Net sales................   $  151,804     $ 142,937    $ 124,140   $ 119,076    $  102,893     $ 111,188    $ 105,998   $ 109,274
Gross profit.............       42,717        33,529       23,991      19,672        12,184        14,537       13,613      13,410
Income (loss) before
 extraordinary loss......       15,351         6,814        1,064      (1,725)       (5,608)       (7,826)      (3,656)     (8,153)
Extraordinary loss.......      (25,831)           --           --          --            --            --           --          --
Net income (loss)........      (10,480)        6,814        1,064      (1,725)       (5,608)       (7,826)      (3,656)     (8,153)
Income (loss) per share:
  Income (loss) before
   extraordinary loss....         1.10           .62          .10        (.16)         (.53)         (.75)        (.35)       (.78)
  Extraordinary loss.....        (1.85)           --           --          --            --            --           --          --
  Net income (loss)......         (.75)          .62          .10        (.16)         (.53)         (.75)        (.35)       (.78)

                                    APPENDIX

Flow chart showing Principal Raw Materials, Principal Products and Principal End Market Products.

                                                   EXHIBIT INDEX

                                                                                                        Sequentially
Exhibit                                                                                                   Numbered
  No.                                          Description of Exhibit                                     Exhibit
- -------                                        ----------------------                                     -------
2.1               --  First Amended  Plan of  Reorganization of  Rexene Products  Company, et  al.,
                      dated  April 29, 1992 (filed as Exhibit  2.1 to Rexene Corporation's Form 8-K
                      Current Report dated July 7, 1992 and incorporated herein by reference).
2.2               --  Order Confirming First Amended Plan  of Reorganization, dated April 29,  1992
                      (filed  as Exhibit 2.2 to Rexene Corporation's Annual Report on Form 10-K for
                      the  fiscal  year  ended  December  31,  1992  and  incorporated  herein   by
                      reference).
2.3               --  Plan  and Agreement of Merger, between Rexene Corporation and Rexene Products
                      Company, dated  as of  September 11,  1992 (filed  as Exhibit  2.3 to  Rexene
                      Corporation's  Annual Report on Form 10-K  for the fiscal year ended December
                      31, 1992 and incorporated herein by reference).
3.1.1             --  Restated Certificate  of  Incorporation  of Rexene  Products  Company  (a/k/a
                      Rexene Corporation), dated September 11, 1992 (filed as Exhibit 3.1 to Rexene
                      Corporation's  Annual Report on Form 10-K  for the fiscal year ended December
                      31, 1992 and incorporated herein by reference).
3.1.2             --  Amendment to  Certificate of  Incorporation,  dated June  9, 1993  (filed  as
                      Exhibit 3.1.2 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
3.2               --  Amendments  to By-Laws, adopted May 24,  1994, together with a restatement of
                      Rexene Corporation's  By-Laws incorporating  all amendments  through May  24,
                      1994  (filed as  Exhibit 3.2.3  to Rexene  Corporation's Form  10-Q Quarterly
                      Report for the three  months ended June 30,  1994 and incorporated herein  by reference).
4.1               --  Indenture,  dated as  of November  29, 1994,  between Rexene  Corporation, as
                      Issuer, and  Bank One,  Texas, N.A.,  as Trustee,  for $175,000,000  11  3/4%
                      Senior Notes due 2004.
4.2.1             --  Stockholder  Rights Agreement, between Rexene  Corporation and American Stock
                      Transfer &  Trust Company,  as Rights  Agent, dated  as of  January 26,  1993
                      (filed as Exhibit 4.20 to Rexene Corporation's Annual Report on Form 10-K for
                      the   fiscal  year  ended  December  31,  1992  and  incorporated  herein  by reference).
4.2.2             --  Amendment No. 1 to Stockholder Rights Agreement (filed as Exhibit 1 to Rexene
                      Corporation's Form 8-A/A filed on October 21, 1994 and incorporated herein by reference).
10.1.1            --  Rexene Corporation 1988 Stock Incentive Plan (filed as Exhibit 10.5 to Rexene
                      Corporation's Registration  Statement  on Form  S-1  (SEC No.  33-22723)  and
                      incorporated herein by reference).
10.1.2            --  Amendment  to Rexene Corporation 1988 Stock  Incentive Plan (filed as Exhibit
                      10.2.1 to Rexene Corporation's Annual Report on Form 10-K for the year  ended
                      December 31, 1991 and incorporated herein by reference).
10.2              --  Rexene  Corporation 1993  Non-Qualified Stock  Option Plan  (filed as Exhibit
                      10.2 to Rexene Corporation's Annual Report  on Form 10-K for the fiscal  year ended December 31, 1992 and incorporated herein by reference).
10.3              --  Non-Qualified  Stock Option Plan for  Outside Directors of Rexene Corporation
                      (filed as Exhibit 10.3 to Rexene Corporation's Annual Report on Form 10-K for
                      the  fiscal  year  ended  December  31,  1992  and  incorporated  herein   by
                      reference).
10.4              --  Rexene  Corporation 1994 Long-Term  Incentive Plan (filed  as Exhibit 10.2 to
                      Amendment No. 1 to  Rexene Corporation's Registration  Statement on Form  S-3
                      (SEC  File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).
10.5              --  Rexene Corporation Supplemental Executive  Retirement Plan (filed as  Exhibit
                      10.3  to Amendment  No. 1 to  Rexene Corporation's  Registration Statement on
                      Form  S-3  (SEC  File  No.  33-55507)  as  filed  on  October  21,  1994  and incorporated herein by reference).
10.6.1            --  Rexene Corporation 1993 Annual Incentive Bonus Plan (filed as Exhibit 10.4 to
                      Rexene  Corporation's Annual  Report on Form  10-K for the  fiscal year ended
                      December 31, 1992 and incorporated herein by reference).
10.6.2            --  Rexene Corporation 1994 Annual Incentive Bonus Plan (filed as Exhibit  10.4.2 to  Rexene Corporation's  Annual Report Form  10-K for the  fiscal year ended
                      December 31, 1993 and incorporated herein by reference).
10.6.3            --  Rexene Corporation 1995 Annual Incentive Bonus Plan.
10.7              --  Rexene Corporation Executive Management Committee Severance Policy (filed  as
                      Exhibit  10.5  to Rexene  Corporation's Annual  Report on  Form 10-K  for the
                      fiscal year ended December 31, 1992 and incorporated herein by reference).
10.8              --  Executive Security Plan of Rexene Products Company (filed as Exhibit 10.8  to
                      Rexene  Corporation's Registration Statement  on Form S-1  (SEC No. 33-22723)
                      and incorporated herein by reference).
10.9              --  Letter Agreement, dated as of March 16, 1992, between Rexene Corporation  and
                      Arthur  L. Goeschel  (filed as Exhibit  10.13 to  Rexene Corporation's Annual
                      Report on Form  10-K for the  year ended December  31, 1991 and  incorporated herein by reference).
10.10.1           --  Letter  Agreement,  dated January  7,  1993, between  Rexene  Corporation and
                      Andrew J.  Smith (filed  as  Exhibit 10.8.1  to Rexene  Corporation's  Annual
                      Report  on  Form  10-K  for  the fiscal  year  ended  December  31,  1992 and incorporated herein by reference).
10.10.2           --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation,  Rexene Products Company  and Andrew J.  Smith (filed as Exhibit
                      10.8.2 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.11.1           --  Non-Qualified Stock  Option Agreement,  dated as  of June  15, 1988,  between
                      Rexene  Corporation and Lavon N. Anderson (filed as Exhibit 10.29.2 to Rexene
                      Corporation's Registration  Statement  on Form  S-1  (SEC No.  33-22723)  and
                      incorporated herein by reference).

Exhibit                                                                                                   Numbered
  No.                                          Description of Exhibit                                     Exhibit
- -------                                        ----------------------                                     -------
10.11.2           --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation, Rexene Products Company and Lavon N. Anderson (filed as  Exhibit
                      10.9.3 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.11.3           --  Letter Agreement, dated January 7, 1993, between Rexene Corporation and Lavon
                      N. Anderson (filed as Exhibit 10.9.4 to Rexene Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.12.1           --  Employment  Agreement, dated  as of  July 23,  1990, between  Rexene Products
                      Company and Kevin W. McAleer (filed as Exhibit 10.13 to Rexene  Corporation's
                      Annual  Report  on  Form 10-K  for  the  year ended  December  31,  1990, and incorporated herein by reference).
10.12.2           --  Non-Qualified Stock  Option Agreement,  dated as  of July  23, 1990,  between
                      Rexene  Corporation and Kevin W. McAleer  (filed as Exhibit 10.13.1 to Rexene
                      Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.12.3           --  Letter Agreement, dated July 23,  1993, between Rexene Corporation and  Kevin
                      W.  McAleer  (filed  as Exhibit  10.10.4  to Rexene  Corporation's  Form 10-Q
                      Quarterly Report for the  three months ended June  30, 1993 and  incorporated herein by reference).
10.13.1           --  Employment  Agreement,  dated as  of May  29,  1990, between  Rexene Products
                      Company and Jack  E. Knott (filed  as Exhibit 10.15  to Rexene  Corporation's
                      Annual  Report  on  Form  10-K  for the  year  ended  December  31,  1990 and incorporated herein by reference).
10.13.2           --  Letter Agreement, dated June 11, 1993, between Rexene Corporation and Jack E.
                      Knott (filed as Exhibit 10.11.4  to Rexene Corporation's Form 10-Q  Quarterly
                      Report  for the three months  ended June 30, 1993  and incorporated herein by reference).
10.14             --  Letter Agreement, dated January 7, 1993, between Rexene Corporation and James
                      M. Ruberto (filed as Exhibit 10.12.2 to Rexene Corporation's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
10.15             --  Letter Agreement,  dated  January 7,  1993,  between Rexene  Corporation  and
                      Jonathan  R. Wheeler (filed as Exhibit 10.13.2 to Rexene Corporation's Annual
                      Report on  Form  10- K  for  the fiscal  year  ended December  31,  1992  and incorporated herein by reference).
10.16             --  Credit Agreement, dated as of November 29, 1994, among Rexene Corporation, as
                      Borrower,  The  Bank of  Nova  Scotia, as  Agent,  and the  Lenders Signatory
                      thereto.
10.17             --  Indemnity  Agreement,  dated  as  of  May  25,  1990,  by  and  among  Rexene
                      Corporation,  Rexene Products Company and William B. Hewitt (filed as Exhibit
                      10.22 to Rexene Corporation's Annual Report  on Form 10-K for the year  ended
                      December 31, 1992, and incorporated herein by reference).
10.18             --  Letter Agreement, dated June 11, 1993, between Rexene Corporation and Bernard
                      J.  McNamee  (filed  as Exhibit  10.23.2  to Rexene  Corporation's  Form 10-Q
                      Quarterly Report for the  three months ended June  30, 1993 and  incorporated herein by reference).
21.1              --  Subsidiaries of Rexene Corporation.
23.1              --  Consent of Price Waterhouse LLP.