Form 10-Q
period 1995-03-31
REXENE CORP
filed 1995-04-21
CIK 829218

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                ___________

                                 FORM 10-Q
                                ___________
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

   At April 19, 1995, 18,717,797 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

===============================================================================

                    REXENE CORPORATION AND SUBSIDIARIES

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

            Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 1995 and 1994....................   1

            Condensed Consolidated Balance Sheets as of March 31,
            1995 and December 31, 1994....................................   2

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1995 and 1994....................   3

            Notes to Condensed Consolidated Financial Statements..........   4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   6

PART II--OTHER INFORMATION

   None

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     REXENE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------
                                            1995                1994
                                          --------            --------
Net sales..............................   $169,528            $119,076
                                          --------            --------
Operating expenses:
  Cost of sales........................    113,531              99,404
  Marketing, general and
    administrative.....................     10,732               8,103
  Research and development.............      1,972               1,548
                                          --------            --------
                                           126,235             109,055
                                          --------            --------
Operating income.......................     43,293              10,021
                                          --------            --------
Interest expense.......................     (7,286)            (12,537)
Interest income........................        757                 407
Other, net.............................        (18)               (122)
                                          --------            --------
Income (loss) before income taxes......     36,746              (2,231)

Income tax expense (benefit)...........     13,897                (506)
                                          --------            --------
Net income (loss)......................   $ 22,849            $ (1,725)
                                          ========            ========
Weighted average shares outstanding....     19,104              10,501
                                          ========            ========
Net income (loss) per share............   $   1.20            $  (0.16)
                                          ========            ========

         See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                (unaudited)

                                           March 31,       December 31,
                                             1995              1994
                                           ---------       ------------
                ASSETS

Cash and cash equivalents................   $ 47,079         $ 45,822
Deposit held in trust....................      8,000            8,000
Accounts receivable, net.................     80,369           77,433
Inventories..............................     63,823           62,726
Income taxes receivable..................       -               1,647
Deferred income taxes....................      7,507            8,625
Prepaid expenses and other...............        540            1,098
                                            --------         --------
  Total current assets...................    207,318          205,351

Property, plant and equipment, net.......    263,741          258,119
Intangible assets, net...................     14,950           16,062
Other noncurrent assets..................     23,912           27,422
                                            --------         --------
                                            $509,921         $506,954
                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable.........................   $ 22,370         $ 38,019
Current portion of long-term debt........       -              10,000
Accrued liabilities......................      8,564            9,488
Accrued interest.........................      8,119            1,894
Income taxes payable.....................      9,677             -
Employee benefits payable................      4,822            5,911
                                            --------         --------
  Total current liabilities..............     53,552           65,312

Long-term debt...........................    255,000          265,000
Other noncurrent liabilities.............     49,714           49,999
Deferred income taxes....................     52,657           51,767

Stockholders' equity:
  Common stock, par value $.01 per share;
    100 million shares authorized; 18.7
    and 18.6 million shares issued and
    outstanding, respectively............        187              186
  Paid-in capital........................    111,020          110,355
  Accumulated deficit....................    (13,249)         (36,098)
  Foreign currency translation
    adjustment...........................      1,040              433
                                            --------         --------
  Total stockholders' equity.............     98,998           74,876
                                            --------         --------
                                            $509,921         $506,954
                                            ========         ========

          See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                1995                1994
                                              --------            -------
Cash flows from operating activities:

Net income (loss)........................     $ 22,849            $(1,725)
                                              --------            -------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization........        4,888              4,558
    Amortization of debt issuance costs..          768               -
    Non-cash interest expense............         -                 6,473
    Deferred income taxes................        2,008             (1,120)
      Change in:
        Accounts receivable..............       (2,905)            (5,242)
        Inventories......................        4,436               (509)
        Prepaid expenses and other.......          559               (156)
        Income taxes.....................       11,714              1,571
        Accounts payable.................      (15,707)              (672)
        Accrued interest.................        6,225              5,931
        Employee benefits payable and
          accrued liabilities............       (2,015)            (1,893)
    Decrease in other noncurrent
      liabilities........................         (285)              (186)
    Other................................       (2,066)              (220)
                                              --------            -------
  Total adjustments......................        7,620              8,535
                                              --------            -------
Net cash provided by operating
  activities.............................       30,469              6,810
                                              --------            -------
Cash flows from investing activities:

  Capital expenditures...................       (9,488)            (6,311)
                                              --------            -------
Net cash used for investing activities...       (9,488)            (6,311)
                                              --------            -------
Cash flows from financing activities:
  Proceeds from issuance of common
    stock, net...........................          276               -
  Repayment of debt......................      (20,000)              -
  Bank borrowings........................         -                 2,500
                                              --------            -------
Net cash provided by (used for) financing
  activities.............................      (19,724)             2,500
                                              --------            -------
Net increase in cash and cash
  equivalents............................        1,257              2,999
Cash and cash equivalents at beginning
  of period..............................       45,822             30,535
                                              --------            -------
Cash and cash equivalents at end of
   period................................     $ 47,079            $33,534
                                              ========            =======
Supplemental cash flow information:
  Cash paid for interest.................     $    681            $   -
  Cash paid for income taxes.............     $    196            $    70

         See notes to condensed consolidated financial statements.

                       REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.   GENERAL

Rexene Corporation manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from specialty products, such as plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene and REXTAC-Registered Trademark- amorphous polyalphaolefins ("APAO") resins and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company".

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1994 Annual Report on Form 10-K.

2.   INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):

                        Three Months Ended March 31,
                        ----------------------------
                            1995            1994
                        -----------     ------------
Current:
  Federal...............    $10,488          $  546
  State.................      1,401              68
Deferred income taxes...      2,008          (1,120)
                            -------         -------
                            $13,897         $  (506)
                            =======         =======

3.   INVENTORIES

Inventories consist of the following (in thousands):

                           March 31,      December 31,
                              1995           1994
                           ---------      ------------
Raw materials............   $23,755         $21,363
Work in progress.........     6,819           8,014
Finished goods...........    33,249          33,349
                            -------         -------
                            $63,823         $62,726
                            =======         =======

4.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                   March 31,   December 31,
                                     1995          1994
                                   --------    ------------
Property, plant and equipment...   $305,267      $295,251
Less accumulated depreciation...    (41,526)      (37,132)
                                   --------      --------
                                   $263,741      $258,119
                                   ========      ========

5.   INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                               March 31, December 31,
                                                 1995       1994
                                               --------- ------------
Debt issuance costs.........................    $ 9,735    $ 9,735
Less accumulated amortization...............       (884)      (116)
                                                -------    -------
                                                  8,851      9,619
                                                -------    -------
Reorganization value in excess of amounts
  allocable to identifiable assets..........      4,298      4,298
Less accumulated amortization...............       (971)      (904)
                                                -------    -------
                                                  3,327      3,394
                                                -------    -------
Other intangible assets.....................      5,544      5,544
Less accumulated amortization...............     (2,772)    (2,495)
                                                -------    -------
                                                  2,772      3,049
                                                -------    -------
                                                $14,950    $16,062
                                                =======    =======

6.   CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $22.6 million accrued in the March 31, 1995 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 20 to the Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K. There have been no material changes to the lawsuits described in the aforementioned Note 20.

Although there can be no assurance of the final resolution of such lawsuits, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously. Although there can be no assurance of the final resolution of any of these litigation matters, the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and APAO businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins. Following a significant improvement in domestic economic growth since the second half of 1993, these cyclical markets experienced increased levels of demand which have resulted in near full capacity utilization and higher domestic and export prices. This increase in demand has enabled the Company and the petrochemical industry in general to increase selling prices significantly at a time when feedstock prices have been relatively stable.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. During the first quarter of 1995, feedstocks accounted for approximately 28% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

Growth in the United States economy resulted in the strengthening of the petrochemical and polymer markets during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Net sales increased $50.4 million (or 42%) from $119.1 million for the three months ended March 31, 1994 to $169.5 million for the three months ended March 31, 1995 principally due to an increase in average selling prices in all product lines. Styrene sales increased $18.3 million (or 97%) in the first quarter of 1995 as compared to the first quarter of 1994 principally due to an increase in average sales prices of 21 cents per pound. Polyethylene sales increased $13.5 million (or 42%) in the first quarter of 1995 as compared to the comparable period in 1994 principally due to an increase in average sales prices of 19 cents per pound, offset by a volume decrease of 7.9 million pounds. Polyethylene volumes decreased in the first quarter of 1995 as compared to the same period in 1994 principally due to the effects of pre-buying in March 1994 in anticipation of an increase in average selling prices and lower production volumes in the first quarter of 1995 as compared to the first quarter of 1994. Polypropylene sales increased $6.3 million (or 35%) in the first quarter of 1995 as compared to the same period in 1994 principally due to a volume increase of 4.8 million pounds and an increase in average sales prices of 9 cents per pound. Plastic film sales increased $7.0 million (or 18%) in the first quarter of 1995 as compared to the first quarter of 1994 principally due to an increase in average sales prices of 12 cents per pound and a volume increase of 1.8 million pounds. APAO sales increased $2.1 million (or 54%) in the first quarter of 1995 as compared to the comparable period in 1994 principally due to a volume increase of 4.3 million pounds. Excess feedstock sales increased $2.0 million in the first quarter of 1995 as compared to the same period in 1994.

The Company's gross profit percentage increased from 17% for the three months ended March 31, 1994 to 33% for the 1995 period principally due to the increase in average sales prices discussed above, partially offset by increases in prices of propylene and benzene for Rexene Products and polyethylene resins used for CT Film.

Marketing, general and administrative expenses increased $2.6 million (or 32%) in the first quarter of 1995 as compared to the first quarter of 1994 principally due to higher employee benefits that are related to the Company's improved operating performance and due to costs associated with operations in England. Research and development expenses increased $0.4 million (or 27%) principally due to an increase in new product development.

Due primarily to the factors discussed above, operating income increased $33.3 million (or 332%) for the three months ended March 31, 1995 as compared to the corresponding period in 1994.

Interest expense decreased $5.3 million (or 42%) in the first quarter of 1995 as compared to the first quarter of 1994 principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994.

Interest income increased $0.4 million (or 86%) in the first quarter of 1995 as compared to the first quarter of 1994 principally due to an increase in cash and cash equivalents and an increase in the interest rates of investments.

The income tax expense in the first quarter of 1995 reflects current income taxes payable of $11.9 million and deferred income tax expense of $2.0 million. The income tax benefit of $0.5 million in the first quarter of 1994 reflects current income taxes payable of $0.6 million, offset by deferred income tax benefits of $1.1 million.

Due primarily to the factors discussed above, the Company had net income of $22.8 million in the first quarter of 1995 as compared to a net loss of $1.7 million in the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1995, net cash provided by operating activities increased $23.7 million as compared to the comparable period in 1994. This increase was principally due to higher operating income, partially offset by the effect of changes in working capital.

On November 29, 1994, the Company entered into (i) an Indenture under which it borrowed $175 million, and (ii) a credit agreement (the "Credit Agreement") under which the Company borrowed $100 million under a term loan (the "Term Loan") and secured an $80 million revolving credit facility (the "Revolver"). The Company is required to repay a portion of its borrowings under its Term Loan each year so as to retire such indebtedness in its entirety by December 31, 1999. On January 31, 1995 and April 17, 1995, the Company prepaid the Term Loan by $20 million and $25 million, respectively. These payments will be credited against required principal repayments under the Term Loan as such required payments become due. Four required payments of $2.5 million each are due in 1995; four additional payments of $3.75 million each are due at the end of each quarter in 1996; and quarterly payments of $6.25 million are due at the end of each succeeding quarter until the Term Loan is paid in full. The Company also has certain additional annual mandatory repayments beginning in April 1996 equal to 50% of the excess cash flow (as defined in the credit agreement for the Term Loan) of the Company in the preceding year but subject to a maximum of $15.0 million in 1996; $25.0 million, less any prior mandatory excess cash flow repayments, in 1997; and $35.0 million, less any prior mandatory excess cash flow repayments, in 1998. The Company's 11 3/4% Senior Notes (the "Senior Notes") under the Indenture will mature on December 1, 2004. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolver, will be adequate for the foreseeable future to make scheduled payments of principal and interest under the Credit Agreement and interest payments on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions regarding the demand for the Company's products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, on the basis of reasonable investigation and analysis, management believes that the approximately $22.6 million accrued in the March 31, 1995 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential liabilities would not have a material adverse effect on the financial condition of the Company. In addition, because government and environmental groups have become increasingly concerned in recent years about environmental issues, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews on an on-going basis its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act and equivalent Texas law, the Company had deposited $10.7 million in trust to cover closure and post-closure costs and liability for bodily injury and certain types of property damage arising from sudden and non-sudden accidental occurrences at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. This amount deposited in trust does not cover the costs of addressing existing contamination at the manufacturing facility in Odessa, Texas. Based on the Company's improved economic condition, the Company has met the regulatory financial assurance requirements to recover approximately $8.0 million of the funds in the trust. These funds were released by the Texas Natural Resource Conservation Commission in April 1995.

PART II--OTHER INFORMATION

None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REXENE CORPORATION



Date:    April 21, 1995                By:    /s/ KEVIN W. McALEER
                                          ---------------------------------
                                             Kevin W. McAleer
                                             Executive Vice President and
                                               Chief Financial Officer