Form 10-Q
period 1995-06-30
REXENE CORP
filed 1995-07-31
CIK 829218

===============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                ___________

                                 FORM 10-Q
                                ___________
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1995

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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ____    ____

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X   No
                          _____    ____

     At July 24, 1995, 18,736,791 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

===============================================================================

                   REXENE CORPORATION AND SUBSIDIARIES


                                                                      Page
                                                                      ----
PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements (unaudited)

            Condensed Consolidated Statements of
            Income for the Three Months Ended June 30,
            1995 and 1994. . . . . . . . . . . . . . . . . . . . . . .1

            Condensed Consolidated Statements of
            Operations for the Six Months Ended June 30,
            1995 and 1994. . . . . . . . . . . . . . . . . . . . . .  2

            Condensed Consolidated Balance Sheets as
            of June 30, 1995 and December 31, 1994 . . . . . . . . .  3

            Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            June 30, 1995 and 1994 . . . . . . . . . . . . . . . . .  4

            Notes to Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . .  5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . .  7

PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 10

   Item 4.  Submission of Matters to a Vote of Security Holders. . . 11

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)
                                (Unaudited)

                                             Three Months Ended June 30,
                                            1995                 1994
                                            ----                 ----
Net sales ................................ $159,452            $124,140
                                           --------            --------
Operating expenses:
  Cost of sales...........................  107,168             100,149
  Marketing, general and administrative...   10,587               8,684
  Research and development................    2,289               1,602
                                           --------            --------
                                            120,044             110,435
                                           --------            --------
Operating income..........................   39,408              13,705
                                           --------            --------
Interest expense..........................   (7,328)            (12,615)
Interest income...........................      820                 449
Other, net................................     (116)               (146)
                                           --------            --------
Income before income taxes................   32,784               1,393

Income tax expense........................   12,252                 329
                                           --------            --------
Net income................................ $ 20,532            $  1,064
                                           --------            --------
                                           --------            --------
Weighted average shares outstanding.......   19,125              10,898
                                           --------            --------
                                           --------            --------
Net income per share...................... $   1.07            $   0.10
                                           --------            --------
                                           --------            --------




See notes to condensed consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                 Six Months Ended June 30,
                                               1995                      1994
                                               ----                      ----
Net sales.................................   $328,980                  $243,216
                                             --------                  --------
Operating expenses:
  Cost of sales...........................    220,699                   199,553
  Marketing, general and administrative...     21,319                    16,787
  Research and development................      4,261                     3,150
                                             --------                  --------
                                              246,279                   219,490
                                             --------                  --------
Operating income..........................     82,701                    23,726
                                             --------                  --------
Interest expense..........................    (14,614)                  (25,152)
Interest income...........................      1,577                       856
Other, net................................       (134)                     (268)
                                             --------                  --------
Income (loss) before income taxes.........     69,530                      (838)

Income tax expense (benefit)..............     26,149                      (177)
                                             --------                  --------
Net income (loss).........................   $ 43,381                  $   (661)
                                             --------                  --------
                                             --------                  --------
Weighted average shares outstanding.......     19,119                    10,501
                                             --------                  --------
                                             --------                  --------
Net income (loss) per share...............   $   2.27                  $  (0.06)
                                             --------                  --------
                                             --------                  --------


See notes to condensed consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                (Unaudited)

                                        June 30,               December 31,
                                          1995                     1994
                                          ----                     ----
                ASSETS
Cash and cash equivalents.............. $ 21,621                 $ 45,822
Deposit held in trust..................     -                       8,000
Accounts receivable, net...............   79,030                   77,433
Inventories............................   67,690                   62,726
Income taxes receivable................     -                       1,647
Deferred income taxes..................    6,404                    8,625
Prepaid expenses and other.............      520                    1,098
                                        --------                 --------
  Total current assets.................  175,265                  205,351

Property, plant and equipment, net.....  269,914                  258,119
Intangible assets, net.................   12,998                   16,062
Other noncurrent assets................   25,256                   27,422
                                        --------                 --------
                                        $483,433                 $506,954
                                        --------                 --------
                                        --------                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................... $ 26,184                 $ 38,019
Current portion of long-term debt......     -                      10,000
Accrued liabilities....................   11,945                    9,488
Accrued interest.......................    1,714                    1,894
Income taxes payable...................   20,274                      -
Employee benefits payable..............    6,241                    5,911
                                        --------                 --------
  Total current liabilities............   66,358                   65,312

Long-term debt.........................  175,000                  265,000
Other noncurrent liabilities...........   69,263                   49,999
Deferred income taxes..................   53,448                   51,767

Stockholders' equity:
  Common stock, par value $0.01 per
    share; 100 million shares
    authorized; 18.7 and 18.6 million
    shares issued and outstanding,
    respectively.......................      187                      186
  Paid-in capital......................  111,176                  110,355
  Retained earnings (deficit)..........    7,283                  (36,098)
  Foreign currency translation
    adjustment.........................      718                      433
                                        --------                 --------
  Total stockholders' equity...........  119,364                   74,876
                                        --------                 --------
                                        $483,433                 $506,954
                                        --------                 --------
                                        --------                 --------




See notes to condensed consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                             Six Months Ended June 30,
                                          1995                      1994
                                          ----                      ----
Cash flows from operating activities:

Net income (loss).....................  $ 43,381                 $   (661)
                                        --------                 --------
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization.....    10,329                    9,194
    Amortization of debt issuance
      costs...........................     2,376                     -
    Non-cash interest expense.........     -                       13,023
    Deferred income taxes.............     3,902                   (2,266)
    Change in:
      Accounts receivable.............    (1,586)                  (8,566)
      Inventories.....................       544                     (729)
      Prepaid expenses and other......       579                     (266)
      Income taxes....................    22,408                    7,748
      Accounts payable................   (11,859)                    (572)
      Accrued interest................      (180)                       6
      Employee benefits payable and
        accrued liabilities...........     2,785                     (453)
    Increase (decrease) in other non-
        current liabilities...........    (5,736)                     193
    Other.............................     4,239                     (832)
                                        --------                 --------
  Total adjustments...................    27,801                   16,480
                                        --------                 --------
Net cash provided by operating
 activities..........................     71,182                   15,819
                                        --------                 --------
Cash flows from investing activities:
  Capital expenditures................   (20,718)                 (15,462)
                                        --------                 --------
Net cash used for investing
 activities...........................   (20,718)                 (15,462)
                                        --------                 --------
Cash flows from financing activities:
  Repayment of debt...................  (100,000)                    -
  Advance payment from customer.......    25,000                     -
  Proceeds from issuance of common
   stock, net.........................       335                     -
  Bank borrowings.....................      -                       7,000
                                        --------                 --------
Net cash provided by (used for) finan-
 cing activities......................   (74,665)                   7,000
                                        --------                 --------
Net increase (decrease) in cash and
 cash equivalents.....................   (24,201)                   7,357

Cash and cash equivalents at beginning
 of period............................    45,822                   30,535
                                        --------                 --------
Cash and cash equivalents at end of
   period.............................  $ 21,621                 $ 37,892
                                        --------                 --------
                                        --------                 --------
Supplemental cash flow information:
  Cash paid for interest..............  $ 13,614                 $ 11,955
  Cash paid for income taxes..........  $  1,287                 $    154

See notes to condensed consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   GENERAL

Rexene Corporation manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from specialty products, such as plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene and REXTAC amorphous polyalphaolefins ("APAO") resins and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company".

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

2.   INCOME TAXES

The income tax expense (benefit) is composed of (in thousands):

                         Three Months Ended June 30,     Six Months Ended June 30,
                             1995           1994             1995          1994
                             ----           ----             ----          ----
Current:
  Federal...............    $ 9,490        $ 1,403         $19,978        $ 1,949
  State.................        868             72           2,269            140
Deferred income taxes...      1,894         (1,146)          3,902         (2,266)
                            -------        -------         -------        -------
                            $12,252        $   329         $26,149        $  (177)
                            -------        -------         -------        -------
                            -------        -------         -------        -------

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                          June 30,      December 31,
                                            1995            1994
                                            ----            ----
Raw materials..........................   $24,721           $21,363
Work in progress.......................     6,800             8,014
Finished goods.........................    36,169            33,349
                                          -------           -------
                                          $67,690           $62,726
                                          -------           -------
                                          -------           -------

4.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                          June 30,         December 31,
                                            1995               1994
                                            ----               ----
Property, plant and equipment..........   $316,224          $295,251
Accumulated depreciation...............    (46,310)          (37,132)
                                          --------          --------
                                          $269,914          $258,119
                                          --------          --------
                                          --------          --------

5.   INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                         June 30,         December 31,
                                           1995               1994
                                           ----               ----
Debt issuance costs....................   $  9,735          $  9,735
Accumulated amortization...............     (2,492)             (116)
                                          --------          --------
                                             7,243             9,619
                                          --------          --------
Reorganization value in excess of
 amounts allocable to identifiable
 assets................................      4,298             4,298
Accumulated amortization...............     (1,037)             (904)
                                          --------          --------
                                             3,261             3,394
                                          --------          --------
Other intangible assets................      5,544             5,544
Accumulated amortization...............     (3,050)           (2,495)
                                          --------          --------
                                             2,494             3,049
                                          --------          --------
                                          $ 12,998          $ 16,062
                                          --------          --------
                                          --------          --------

6.   CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $22.2 million accrued in the June 30, 1995 balance sheet is adequate for the total potential environmental liability with respect to remediating known contamination. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.
The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

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

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks can fluctuate widely based on the prices of natural gas and oil. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

The petrochemical and polymer markets in which the Company participates continued to be strong in the second quarter of 1995. This resulted in increased prices and margins in most of the Company's product lines. Net sales increased $35.3 million (or 29%) from $124.1 million for the three months ended June 30, 1994 to $159.5 million for the three months ended
June 30, 1995 principally due to an increase in average sales prices in the four largest product lines. Styrene sales increased $11.8 million (or 61%) in the second quarter of 1995 as compared to the second quarter of 1994 principally due to an increase in average sale prices of 22 cents per pound.
Polyethylene sales increased $12.6 million (or 38%) in the second quarter of 1995 as compared to the second quarter of 1994 principally due to an increase in average sales prices of 15 cents per pound. Plastic film sales increased $6.5 million (or 17%) in the second quarter of 1995 as compared to the second quarter of 1994 principally due to an increase in average sales prices of 13 cents per pound. Polypropylene sales increased
$3.2 million (or 17%) in the second quarter of 1995 as compared to the second quarter of 1994 principally due to an increase in average sales prices of 8 cents per pound.

The Company's gross profit percentage increased from 19% for the three months ended June 30, 1994 to 33% for the comparable period in 1995 principally due to the increase in average sales prices discussed above, partially offset by increases in prices of propylene for Rexene Products and polyethylene resins for CT Film.

Marketing, general and administrative expenses increased $1.9 million (or 22%) from $8.7 million for the second quarter of 1994 to $10.6 million for the second quarter of 1995 principally due to higher employee benefits that are related to the Company's improved operating performance. Research and development expenses increased $.7 million (or 43%) principally due to new product development at CT Film.

Due primarily to the factors described above, operating income increased $25.7 million (or 188%) for the three months ended June 30, 1995, as compared to the corresponding period in 1994.

Interest expense decreased $5.3 million (or 42%) in the second quarter of 1995 as compared to the second quarter of 1994 principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994 and the repayment of bank debt in the first half of 1995.

Income tax expense increased $11.9 million in the second quarter of 1995 as compared to the same period in 1994 principally due to increased operating performance.

Due primarily to the factors described above, net income increased $19.5 million from the second quarter of 1994 to the second quarter of 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994

The petrochemical and polymer markets in which the Company participates continued to be strong in the first half of 1995. This resulted in increased prices and margins in most of the Company's product lines. Net sales increased $85.8 million (or 35%) from $243.2 million for the six months ended June 30, 1994 to $329.0 million for the six months ended June 30, 1995 principally due to an increase in average sales prices in the four largest product lines. Styrene sales increased $30.1 million (or 79%) in the first six months of 1995 as compared to the first six months of 1994 principally due to an increase in average sales prices of 21 cents per pound. Polyethylene sales increased $26.1 million (or 40%) in the first six months of 1995 as compared to the first six months of 1994 principally due to an increase in average sales prices of 17 cents per pound. Plastic film sales increased $13.5 million (or 17%) in the first six months of 1995 as compared to the first six months of 1994 due to an increase in average sales prices of 12 cents per pound. Polypropylene sales increased $9.6 million (or 26%) in the first six months of 1995 as compared to the first six months of 1994 due to an increase in average sales prices of 9 cents per pound. Excess feedstock sales increased $3.3 million in the first six months of 1995 as compared to the first six months of 1994.

The Company's gross profit percentage increased 15% for the six months ended June 30, 1995 compared to the same period in 1994 principally due to the increase in average sales prices discussed above, partially offset by increases in prices of propylene for Rexene Products and polyethylene resins for CT Film. In addition, gross profits were affected by lower plastic film profits caused by changes in the personal care market served by CT Film.

Marketing, general and administrative expenses increased $4.5 million (or 27%) for the first six months of 1995 as compared to the same period in 1994 principally due to higher employee benefits that are related to the Company s improved operating performance. Research and development expenses increased $1.1 million (or 35%) principally due to new product development at CT Film.

Due primarily to the factors described above, operating income increased $59.0 million (or 249%) for the six months ended June 30, 1995 as compared to the corresponding period in 1994.

Interest expense decreased $10.5 million (or 42%) in the first half of 1995 as compared to the same period in 1994 principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994 and the repayment of bank debt in the first half of 1995.

The income tax expense in the first six months of 1995 reflects current income taxes payable of $21.3 million and deferred income tax expense of $4.8 million. The income tax benefit in the first six months of 1994 reflects current income taxes payable of $2.1 million, offset by deferred income tax benefits of $2.3 million.

Due primarily to the factors discussed above, the Company had net income of $43.4 million for the first six months of 1995 as compared to a net loss of $.7 million in the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, net cash provided from operating activities increased $55.4 million as compared to the same period in 1994, principally due to improved operating income.

In addition to cash generated from operations, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. Using cash generated from operations, this advance payment and existing cash balances, the Company repaid $100 million of debt in the six months ended June 30, 1995.

In November 1994, the Company entered into (i) an Indenture under which it borrowed $175 million, and (ii) a credit agreement (the "Credit Agreement") under which the Company borrowed $100 million under a term loan (the "Term Loan") and secured an $80 million revolving credit facility (the "Revolver"). In the first six months of 1995, the Company prepaid all of the Term Loan.
As a result, $1.8 million of previously capitalized financing fees were charged to interest expense in the six months ended June 30, 1995. The Company's 11 3/4% Senior Notes (the "Senior Notes") under the Indenture will mature on December 1, 2004. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolver, will be adequate for the foreseeable future to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions regarding the demand for the Company s products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated; however, on the basis of reasonable investigation and analysis, management believes that the approximately $22.2 million accrued in the June 30, 1995 balance sheet is adequate for the total potential environmental liability with respect to remediating known contamination. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential liabilities would not have a material adverse effect on the financial condition of the Company. In addition, because government and environmental groups have become increasingly concerned in recent years about environmental issues, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance, such as the disposal of waste water in deep injection wells. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act and equivalent Texas law, the Company has deposited $3.5 million in trust to cover closure and post-closure costs and plugging and abandonment costs at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. This amount deposited in trust does not cover the costs of addressing existing contamination at the manufacturing facility in Odessa, Texas.

PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

STOCKHOLDER CLASS ACTION LITIGATION

In January 1990, a purported class action was filed in the United States District Court, Northern District of Texas, by an alleged stockholder of the Company on behalf of purchasers of the Company's common stock between October 23, 1989 and December 27, 1989. The defendants in this action included the Company, one of its current directors and certain of its former directors. The class was certified with an intervenor as the class representative. The intervenor s complaint asserted claims under Rule 10b-5 under the Securities Exchange Act of 1934, and state common law grounds. The plaintiff alleged that public statements made by certain directors of the Company created a misleading impression of the Company's financial condition thereby artificially inflating the price of the Company's common stock. The plaintiffs sought compensatory damages, prejudgment interest, a recovery of costs and attorneys' fees, and such other relief as may be deemed just and proper. The parties reached an agreement to settle the case without any admission of liability. The District Court entered a judgment approving the settlement on May 16, 1995, and said judgment is now final.

PHILLIPS CRYSTALLINE LICENSE LITIGATION

In May 1990, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the "'851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended, (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement because it believed that all conditions precedent to such termination had occurred. The complaint further alleged that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleged that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleged that the License Agreement was void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the court entered an order dismissing Phillips claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. A trial was conducted before the United States District Court in October 1994. On June 19, 1995, the District Court entered judgment in favor of the Company on the license termination issue. The District Court concluded that Phillips had not properly terminated the License Agreement. Thus, the License Agreement remains in effect, and the Company is not infringing the '851 Patent. Phillips filed a notice of appeal on July 17, 1995.

ENVIRONMENTAL REGULATION

As reported in the Company's 1994 Annual Report on Form 10-K, the Company operates its styrene plant and styrene loading facility under an air permit issued by the Texas Natural Resource Conservation Commission ("TNRCC"). During the current renewal process, two parties requested a public hearing on the permit. One of the requesting parties is the law firm representing the plaintiffs in the Odessa residents tort litigation. See "Item 3 - Legal Proceedings" in the 1994 Annual Report on Form 10-K. The Hearings Examiner appointed to the case has recommended to the TNRCC that the hearing be dismissed based on a new Texas statute. The TNRCC will probably decide whether or not to dismiss the hearing during the third quarter of 1995. If a hearing is held, the hearing process will probably take approximately six months to complete. During the pendency of the public hearing process, the Company will continue to operate under its existing permit. While there can be no assurance, the Company expects the TNRCC to renew its styrene air permit; although the renewal permit could require additional modeling or monitoring or certain minor equipment modifications.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on April 25, 1995, the following matters were submitted to and approved by the stockholders, in addition to the election of directors:

(a) ADOPTION OF THE 1994 LONG TERM INCENTIVE PLAN. Under the plan 882,000 shares of Common Stock of the Company are reserved for issuance to key employees. This plan was approved by the holders of 11,221,898 shares of the Common Stock of the Company. The holders of 3,500,355 shares of Common Stock of the Company voted against adoption of this plan.

(b) ADOPTION OF THE 1995 STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. Under this plan 60,000 shares of Common Stock of the Company are reserved for issuance to non-employee directors of the Company. This plan was approved by the holders of 11,481,137 shares of Common Stock of the Company. The holders of 3,146,937 shares of the Common Stock of the Company voted against adoption of this plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.19 - 1995 Stock Option Plan for Outside Directors

(b)  Reports Submitted on Form 8-K:

     None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REXENE CORPORATION




Date:  July 24, 1995              By:    /s/ KEVIN W. McALEER
                                      -------------------------------
                                      Kevin W. McAleer
                                      Executive Vice President and
                                       Chief Financial Officer