Form 10-Q/A
period 1995-06-30
REXENE CORP
filed 1995-08-10
CIK 829218

===============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                ___________

                               AMENDMENT NO. 1
                                    TO
                                 FORM 10-Q
                                ___________
(Mark One)


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

     27    - Financial Data Schedule

(b)  Reports Submitted on Form 8-K:

     None.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REXENE CORPORATION




Date:  August 9, 1995              By:    /s/ KEVIN W. McALEER
                                      -------------------------------
                                      Kevin W. McAleer
                                      Executive Vice President and
                                       Chief Financial Officer