Form 10-Q
period 1995-09-30
REXENE CORP
filed 1995-11-03
CIK 829218

==============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                ___________

                                 FORM 10-Q
                                ___________
(Mark One)


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995

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

     At October 31, 1995, 18,745,285 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

==============================================================================

                   REXENE CORPORATION AND SUBSIDIARIES


                                                                       Page
                                                                       ----
PART I--FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Income for the Three
             Months Ended September 30, 1995 and 1994. . . . . . . . . . .1

             Consolidated Statements of Income for the Nine
             Months Ended September 30, 1995 and 1994. . . . . . . . . .  2

             Consolidated Balance Sheets as of September 30,
             1995 and December 31, 1994. . . . . . . . . . . . . . . . .  3

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1995 and 1994 . . . . . . .  4

             Notes to Consolidated Financial Statements. . . . . . . . .  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .  7

PART II--OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 10

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 10

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                                             Three Months Ended September 30,
                                              1995                     1994
                                            --------                 --------
Net sales . . . . . . . . . . . . . . . . . $154,113                 $142,937
                                            --------                 --------
Operating expenses:
  Cost of sales . . . . . . . . . . . . . .  113,959                  109,408
  Marketing, general and administrative . .   11,174                    9,184
  Research and development. . . . . . . . .    2,655                    1,786
                                            --------                 --------
                                             127,788                  120,378
                                            --------                 --------
Operating income. . . . . . . . . . . . . .   26,325                   22,559
                                            --------                 --------
Interest expense. . . . . . . . . . . . . .   (4,878)                 (12,819)
Interest income . . . . . . . . . . . . . .      680                      666
Other, net  . . . . . . . . . . . . . . . .       68                      914
                                            --------                 --------
Income before income taxes. . . . . . . . .   22,195                   11,320
Income tax expense. . . . . . . . . . . . .    8,235                    4,506
OP                                            --------                 --------
Net income  . . . . . . . . . . . . . . . . $ 13,960                 $  6,814
                                            --------                 --------
                                            --------                 --------
Weighted average shares outstanding . . . .   19,143                   11,063
                                            --------                 --------
                                            --------                 --------
Net income per share  . . . . . . . . . . . $   0.73                 $   0.62
                                            --------                 --------
                                            --------                 --------

See notes to consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                                             Nine Months Ended September 30,
                                              1995                     1994
                                            --------                 --------
Net sales . . . . . . . . . . . . . . . . . $483,093                 $386,153
                                            --------                 --------
Operating expenses:
  Cost of sales . . . . . . . . . . . . . .  334,658                  308,961
  Marketing, general and administrative . .   32,493                   25,971
  Research and development. . . . . . . . .    6,916                    4,936
                                            --------                 --------
                                             374,067                  339,868
                                            --------                 --------
Operating income  . . . . . . . . . . . . .  109,026                   46,285
                                            --------                 --------
Interest expense. . . . . . . . . . . . . .  (19,492)                 (37,971)
Interest income . . . . . . . . . . . . . .    2,257                    1,522
Other, net . . . . . . . . . . . . . . . .      (66)                     646
                                            --------                 --------
Income before income taxes. . . . . . . . .   91,725                   10,482
Income tax expense. . . . . . . . . . . . .   34,384                    4,329
                                            --------                 --------
Net income  . . . . . . . . . . . . . . . . $ 57,341                 $  6,153
                                            --------                 --------
                                            --------                 --------
Weighted average shares outstanding . . . .   19,131                   10,886
                                            --------                 --------
                                            --------                 --------
Net income per share  . . . . . . . . . . . $   3.00                 $   0.57
                                            --------                 --------
                                            --------                 --------


See notes to consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                       September 30,        December 31,
                                           1995                 1994
                                       ------------         ------------
                ASSETS
Cash and cash equivalents  . . . . . . $ 44,411               $ 45,822
Deposit held in trust. . . . . . . . .     -                     8,000
Accounts receivable, net . . . . . . .   81,581                 77,433
Inventories. . . . . . . . . . . . . .   64,753                 62,726
Income taxes receivable. . . . . . . .     -                     1,647
Deferred income taxes. . . . . . . . .    5,389                  8,625
Prepaid expenses and other . . . . . .      637                  1,098
                                       --------               --------

  Total current assets . . . . . . . .  196,771                205,351

Property, plant and equipment, net . .  277,806                258,119
Intangible assets, net . . . . . . . .   12,404                 16,062
Other noncurrent assets. . . . . . . .   24,605                 27,422
                                       --------               --------
                                       $511,586               $506,954
                                       --------               --------
                                       --------               --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . $ 28,487               $ 38,019
Current portion of long-term debt. . .     -                    10,000
Accrued liabilities. . . . . . . . . .   13,373                  9,488
Accrued interest . . . . . . . . . . .    6,854                  1,894
Income taxes payable . . . . . . . . .   26,660                   -
Employee benefits payable. . . . . . .    7,382                  5,911
                                       --------               --------

  Total current liabilities. . . . . .   82,756                 65,312

Long-term debt . . . . . . . . . . . .  175,000                265,000
Other noncurrent liabilities . . . . .   66,622                 49,999
Deferred income taxes. . . . . . . . .   54,004                 51,767
Stockholders' equity:
  Common stock, par value $0.01 per share;
    100 million shares authorized; 18.7
    and 18.6 million shares issued and
    outstanding, respectively. . . . .      187                    186
  Paid-in capital. . . . . . . . . . .  111,206                110,355
  Retained earnings (deficit)  . . . .   21,243                (36,098)
  Foreign currency translation
    adjustment . . . . . . . . . . . .      568                    433
                                       --------               --------
  Total stockholders' equity . . . . .  133,204                 74,876
                                       --------               --------
                                       $511,586               $506,954
                                       --------               --------
                                       --------               --------

See notes to consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                             Nine Months Ended September 30,
                                              1995                     1994
                                            --------                 --------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . $ 57,341                 $  6,153
                                            --------                 --------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization . . . . .   15,792                   13,884
    Amortization of debt issuance costs . .    2,626                     -
    Non-cash interest expense . . . . . . .     -                      16,208
    Deferred income taxes . . . . . . . . .    5,473                   (2,491)
    Change in:
      Accounts receivable . . . . . . . . .   (4,147)                 (17,710)
      Inventories . . . . . . . . . . . . .    3,463                   (2,720)
      Prepaid expenses and other  . . . . .      461                      435
      Income taxes  . . . . . . . . . . . .   28,794                   10,277
      Accounts payable  . . . . . . . . . .   (9,536)                     568
      Accrued interest  . . . . . . . . . .    4,960                    9,542
      Employee benefits payable and
        accrued liabilities . . . . . . . .    1,754                    2,066
    Decrease in other noncurrent lia-
      bilities  . . . . . . . . . . . . . .   (3,877)                    (208)
    Other   . . . . . . . . . . . . . . . .    4,615                     (444)
                                            --------                 --------
  Total adjustments . . . . . . . . . . . .   50,378                   29,407
                                            --------                 --------
Net cash provided by operating activities .  107,719                   35,560
                                            --------                 --------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . .  (33,595)                 (21,089)
                                            --------                 --------
Net cash used for investing activities. . .  (33,595)                 (21,089)
                                            --------                 --------
Cash flows from financing activities:
  Repayment of debt . . . . . . . . . . . . (100,000)                    -
  Advance payment from customer, net
    of repayments . . . . . . . . . . . . .   24,100                     -
  Proceeds from issuance of common
    stock, net  . . . . . . . . . . . . . .      365                      958
  Bank borrowings . . . . . . . . . . . . .     -                       7,000
                                            --------                 --------
Net cash provided by (used for) finan-
  cing activities . . . . . . . . . . . . .  (75,535)                   7,958
                                            --------                 --------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . .   (1,411)                  22,429
Cash and cash equivalents at beginning
  of period . . . . . . . . . . . . . . . .   45,822                   30,535
                                            --------                 --------
Cash and cash equivalents at end of
  period. . . . . . . . . . . . . . . . . . $ 44,411                 $ 52,964
                                            --------                 --------
                                            --------                 --------
Supplemental cash flow information:
  Cash paid for interest  . . . . . . . . . $ 13,614                 $ 11,955
  Cash paid for income taxes. . . . . . . . $  1,736                 $    203

See notes to consolidated financial statements.

                    REXENE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

Rexene Corporation manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from specialty products, such as plastic film, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene and REXTAC-Register Trademark- amorphous polyalphaolefins ("APAO") resins and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company".

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods shown have been made. Results for interim periods in 1995 are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1994 Annual Report on Form 10-K.

2.   INCOME TAXES

The income tax expense is composed of (in thousands):

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               1995      1994       1995      1994
                              ------    ------     ------    ------
Current:
  Federal  . . . . . . . . .  $ 6,433   $ 4,683    $26,411   $ 6,632
  State  . . . . . . . . . .      231        48      2,500       188
Deferred income taxes. . . .    1,571      (225)     5,473    (2,491)
                              -------   -------    -------   -------
                              $ 8,235   $ 4,506    $34,384   $ 4,329
                              -------   -------    -------   -------
                              -------   -------    -------   -------

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                          September         December
                                          30, 1995          31, 1994
                                          --------          --------
Raw materials . . . . . . . . . . . . .   $ 22,692          $ 21,363
Work in progress. . . . . . . . . . . .      5,573             8,014
Finished goods  . . . . . . . . . . . .     36,488            33,349
                                          --------          --------
                                          $ 64,753           $ 62,726
                                          --------          --------
                                          --------          --------

4.   PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                          September         December
                                          30, 1995          31, 1994
                                          --------          --------
Property, plant and equipment . . . . . . $328,985          $295,251
Accumulated depreciation  . . . . . . . . (51,179)          (37,132)
                                          --------          --------
                                          $277,806          $258,119
                                          --------          --------
                                          --------          --------

5.   INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                          September         December
                                          30, 1995          31, 1994
                                          --------          --------
Debt issuance costs . . . . . . . . . . . $  9,735          $  9,735
Accumulated amortization  . . . . . . . .   (2,742)             (116)
                                          --------          --------
                                             6,993             9,619
                                          --------          --------
Reorganization value in excess of amounts
  allocable to identifiable assets  . . .    4,298             4,298
Accumulated amortization  . . . . . . . .   (1,104)             (904)
                                          --------          --------
                                             3,194             3,394
                                          --------          --------
Other intangible assets . . . . . . . . .    5,544             5,544
Accumulated amortization  . . . . . . . .   (3,327)           (2,495)
                                          --------          --------
                                             2,217             3,049
                                          --------          --------
                                          $ 12,404          $ 16,062
                                          --------          --------
                                          --------          --------

6.   CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $21.1 million accrued in the September 30, 1995 balance sheet is adequate for the total potential environmental liability with respect to remediating known contamination. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.
The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 20 to the Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K. There have been no material changes to the certain other lawsuits described in the aforementioned Note 20, except as described in the Company's 1995 second quarter report on Form 10-Q and below in Part II, Item 1.

Although there can be no assurance of the final resolution of such lawsuits, the Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the various claims made and intends to defend each such suit vigorously, and the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and APAO businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins. Following a significant improvement in domestic economic growth beginning in the second half of 1993, these markets experienced increased levels of demand which have resulted in greater capacity utilization and higher domestic and export prices. This increase in demand enabled the Company and the petrochemical and polymer industry in general to increase selling prices significantly beginning in late 1993 through the first half of 1995 even though feedstock costs were relatively stable. During the third quarter of 1995 the petrochemical and polymer markets experienced a decrease in demand and in selling prices consistent with the slow down in economic growth in the United States. This trend is expected to continue into the fourth quarter of 1995 at a slower pace. Export demand, specifically for styrene monomer, was very weak in the third quarter. The Chinese government shut down styrene imports, significantly reducing spot prices for styrene around the world and impacting contract prices. In addition, a general trend by disposable diaper manufacturers towards thinner diaper backsheet materials have reduced the volume of product sold into this market. A wide range of medical and packaging markets are being developed by CT Film to replace the volume decrease in the diaper backsheet market.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the plastic film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

As discussed above, the petrochemical and polymer markets in which the Company participates weakened in the third quarter of 1995 as compared to the second quarter of 1995; however, they continued to be stronger than the third quarter of 1994. Net sales increased $11.2 million (or 8%) from $142.9 million for the three months ended September 30, 1994 to $154.1 million for the three months ended September 30, 1995 principally due to an increase in average sales prices in the four largest product lines. Styrene sales increased $4.7 million (or 19%) due to an increase in average sales prices of 5 cents per pound. Polypropylene sales increased $4.0 million (or 21%) principally due to an increase in average sales prices of 7 cents per pound. Polyethylene sales increased $2.7 million (or 7%) principally due to an increase in average sales prices of 7 cents per pound, partially offset by a volume decrease of 8 million pounds. Plastic film sales decreased $3.4 million (or 7%) principally due to a decrease in volumes of
8.3 million pounds, partially offset by an increase in average sales prices of 10 cents per pound. APAO sales increased $1.1 million (or 23%) principally due to a volume increase of 2.3 million pounds. Excess feedstock sales increased $2.6 million (or 57%) in the third quarter of 1995 as compared to the third quarter of 1994.

The Company's gross profit percentage increased from 23% for the three months ended September 30, 1994 to 26% for the comparable period in 1995 principally due to the increase in average sales prices discussed above, partially offset by increases in prices of propylene for Rexene Products and polyethylene resins for CT Film. An equipment malfunction in the olefin plant decreased ethylene production in the third quarter. This outage did not have a material effect on earnings.

Marketing, general and administrative expenses increased $2.0 million (or 22%) from $9.2 million for the third quarter of 1994 to $11.2 million for the third quarter of 1995 principally due to higher employee benefits that are related to the Company's improved operating performance. Research and development expenses increased $.9 million (or 49%) partially due to new product development at CT Film.

Due primarily to the factors described above, operating income increased $3.8 million (or 17%) for the three months ended September 30, 1995, as compared to the corresponding period in 1994.

Interest expense decreased $7.9 million (or 62%) in the third quarter of 1995 as compared to the third quarter of 1994 principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994 and the repayment of bank debt in the first half of 1995.

Other, net decreased $.8 million for the third quarter of 1995 as compared to the third quarter of 1994, principally due to the receipt in 1994 of approximately $1.0 million of insurance proceeds received in settlement of a claim related to a prior lawsuit.

Income tax expense increased $3.7 million in the third quarter of 1995 as compared to the same period in 1994 due to increased operating performance.

Due primarily to the factors described above, net income increased $7.1 million (or 105%) in the third quarter of 1995 as compared to the third quarter of 1994.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

Net sales increased $96.9 million (or 25%) from $386.2 million for the nine months ended September 30, 1994 to $483.1 million for the nine months ended September 30, 1995 principally due to an increase in average sales prices in the four largest product lines. Styrene sales increased $34.8 million (or 55%) principally due to an increase in average sales prices of 16 cents per pound. Polyethylene sales increased $28.8 million (or 28%) principally due to an increase in average sales prices of 14 cents per pound, partially offset by a volume decrease of 18.3 million pounds. Polypropylene sales increased $13.6 million (or 24%) principally due to an increase in average sales prices of 8 cents per pound. Plastic film sales increased $10.1 million (or 8%) principally due to an increase in average sales prices of 12 cents per pound, offset by a volume decrease of 5.6 million pounds. APAO sales increased $3.1 million (or 21%) principally due to a volume increase of 6.7 million pounds. Excess feedstock sales increased $6.0 million (or 68%) in the first nine months of 1995 as compared to the first nine months of 1994.

The Company's gross profit percentage increased from 20% for the nine months ended September 30, 1994 to 31% for the same period in 1995 principally due to the increase in average sales prices discussed above, partially offset by increases in prices of propylene for Rexene Products and polyethylene resins for CT Film.

Marketing, general and administrative expenses increased $6.5 million (or 25%) for the first nine months of 1995 as compared to the same period in 1994 principally due to higher employee benefits that are related to the Company's improved operating performance. Research and development expenses increased $2.0 million (or 40%) principally due to new product development at CT Film.

Due primarily to the factors described above, operating income increased $62.7 million (or 136%) for the nine months ended September 30, 1995 as compared to the corresponding period in 1994.

Interest expense decreased 18.5 million (or 49%) principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994 and the repayment of bank debt in the first half of 1995.

Other, net decreased $.7 million for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, principally due to the receipt in 1994 of approximately $1.0 million of insurance proceeds received in settlement of a claim related to a prior lawsuit.

Income tax expense increased $30.1 million in the first nine months of 1995 as compared to the same period in 1994 due to increased operating performance.

Due primarily to the factors discussed above, net income increased $51.2 million for the first nine months of 1995 as compared to the corresponding period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, net cash provided by operating activities increased $72.2 million as compared to the comparable period in 1994, principally due to improved operating performance and an increase in income taxes payable. The 1995 federal income tax liability will be paid in March 1996.

In addition to cash generated from operations, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. Using cash generated from operations, this advance payment and existing cash balances, the Company repaid $100 million of debt in the first half of 1995.

In November 1994, the Company entered into (i) an Indenture under which it borrowed $175 million, and (ii) a credit agreement (the "Credit Agreement")under which the Company borrowed $100 million under a term loan
(the "Term Loan")and secured an $80 million revolving credit facility (the "Revolver"). In the first six months of 1995, the Company prepaid all of the Term Loan. As a result, $1.8 million of previously capitalized financing fees were charged to interest expense in the first half of 1995. The Company's 11 3/4% Senior Notes (the "Senior Notes") under the Indenture will mature on December 1, 2004. The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including borrowings under the Revolver, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions regarding the demand for the Company's products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $21.1 million accrued in the September 30, 1995 balance sheet as a preliminary estimate of its total potential environmental liability of the Company with respect to remediating known contamination.
If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to remediate such potential sites would not have a material adverse effect on the financial condition of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities.
The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act and equivalent Texas law, the Company has deposited $3.5 million in trust to cover closure and post-closure costs and plugging and abandonment costs at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. This amount deposited in trust does not cover the costs of addressing existing contamination at the manufacturing facility in Odessa, Texas. Based on the Company's improved economic condition, management believes it will be able to meet the regulatory requirements to have the Texas National Resources Conservation Commission release, in 1996, the funds in the trust.


PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ENVIRONMENTAL REGULATION

As reported in the Company's 1994 Annual Report on Form 10-K, the Company operates its styrene plant and styrene loading facility under an air permit issued by the Texas Natural Resources Conservation Commission ("TNRCC"). During the recent permit renewal process, two parties requested a public hearing on the permit. The Hearings Examiner appointed to the case recommended to the TNRCC that no hearing be granted. The TNRCC dismissed the third party request for a hearing and approved the issuance of the permit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b)  Reports Submitted on Form 8-K:

     None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REXENE CORPORATION

Date:  November 3, 1995       By:  /s/ Kevin W. McAleer
                                  ________________________________________
                                   Kevin W. McAleer
                                   Executive Vice President and
                                    Chief Financial Officer