Form 10-K
period 1995-12-31
REXENE CORP
filed 1996-03-18
CIK 829218

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K
                                ---------------

(Mark One)
    [X]                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      [FEE REQUIRED]         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
              OR
    [ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934
                [NO FEE REQUIRED]     FOR THE TRANSITION PERIOD FROM ---------- TO ----------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------------------------------------  -------------------------------------------------
          Common Stock, $0.01 par value                         New York Stock Exchange
          Common Stock Purchase Rights                          New York Stock Exchange
          11 3/4% Senior Notes due 2004                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                      None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__    No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the 18,685,777 shares of common stock held by non-affiliates of the Registrant was $205,543,547 as of March 5, 1996.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes __X__    No ______

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                             NUMBER OF SHARES OUTSTANDING
               TITLE OF EACH CLASS                                 AT MARCH 5, 1996
-------------------------------------------------  -------------------------------------------------
          Common Stock, $0.01 par value                               18,766,118

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its annual meeting of stockholders scheduled to be held on April 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REXENE CORPORATION

                        1995 ANNUAL REPORT ON FORM 10-K
                                     PART I

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

    In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws. On September 18, 1992, Old Rexene emerged from bankruptcy in accordance with a plan of reorganization (the "1992 Reorganization") providing for the merger of Old Rexene into its wholly-owned operating subsidiary, Rexene Products Company ("Products"), a Delaware corporation, which subsequently changed its name to Rexene Corporation. Unless otherwise indicated, Old Rexene, Products and Rexene Corporation and their consolidated subsidiaries are sometimes collectively or separately referred to as "Rexene" or the "Company".

    In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") designed to increase stockholders' equity, reduce indebtedness and interest expense and improve the Company's strategic, operating and financial flexibility. The Recapitalization resulted in (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "11 3/4% Senior Notes") in an aggregate principal amount of $175 million, (iii) the establishment of a new credit facility (the "Credit Agreement"), providing a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's increasing rate first priority and second priority notes (the "Old Notes"), and (v) the repayment in full of the outstanding indebtedness under the then existing credit agreement (the "Old Credit Agreement"). No borrowings have been made under the Revolving Credit Facility. In the first six months of 1995, the Company prepaid all of the Term Loan.

    On March 15, 1996, the Board of Directors approved a financing plan (the "Financing"), and the Company executed a commitment letter with a bank to replace the existing Revolving Credit Facility. The Financing would provide a new credit facility (the "New Credit Facility") in an initial principal amount of $150 million. The primary use of proceeds from the New Credit Facility will be to provide funds to finance portions of the Company's capital expenditure program at its Odessa, Texas plant over the next three years, including the construction of the flexible polyolefin polymer ("FPO") plant, the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene ("LLDPE") plant. The Financing is contingent on a number of factors, including the negotiation of the New Credit Facility. The Company anticipates consummation of the Financing during the second quarter of 1996.

    The corporate headquarters of the Company are located at 5005 LBJ Freeway, Dallas, Texas 75244, and its telephone number is 214-450-9000.

PRINCIPAL PRODUCTS

    The Company manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics

Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, and REXTAC-Registered Trademark- amorphous polyalphaolefin ("APAO") resins and styrene. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures plastic film at five plants located in the United States and England and polymers and petrochemicals at an integrated facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its raw materials.

    Plastic film, polyethylene, polypropylene, APAO and styrene are used by the Company's customers to manufacture many diverse finished goods. These principal end market products are set forth below:

                                [CHART]

    The following chart presents the net sales, excluding intercompany sales, contributed by the Company's products for the years ended December 31 (in thousands):

                                                                      1995         1994         1993
                                                                   -----------  -----------  -----------
Plastic film.....................................................  $   170,525  $   172,618  $   147,468
Polyethylene.....................................................      167,873      145,362      120,060
Polypropylene....................................................       90,568       77,544       64,459
APAO.............................................................       24,217       18,571       15,084
Styrene..........................................................      120,084       89,818       61,372
Other............................................................       41,971       34,044       20,910
                                                                   -----------  -----------  -----------
                                                                   $   615,238  $   537,957  $   429,353
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    No customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993.

PLASTIC FILM

THE PRODUCT

    The Company, through CT Film, is a major participant in specialty markets for plastic films. Product applications for these films include disposable diapers, feminine hygiene products, tapes, packaging, lamination and unsupported overwraps and greenhouse and agricultural applications. CT Film's products are manufactured principally with its own proprietary processes.

    CT Film develops specialty formulations of films to meet customer specifications for various highly specific and value added applications. Examples include low gel films developed for photo-resistant applications, MAXILENE-Registered Trademark- lamination films and thin gauge barrier films for feminine hygiene products and medical applications. CT Film produces films for co-extruded forming webs, composite laminations, linear tear films and elastomeric films for surgical products.

    A general trend by disposable diaper manufacturers towards thinner diaper backsheet materials reduced the volume of film products sold into this market in 1995. Since the disposable diaper market is the largest customer segment in the film division, this trend significantly affected its sales volumes and operating results in 1995. However, CT Film is developing a number of strategies intended to increase its sales and profits, including developing a new generation of film products for the disposable diaper market, broadening production capabilities, globalizing sales and marketing efforts and developing new film products for the medical and packaging markets.

MARKETING

    Domestically, CT Film ships film from its plants in Chippewa Falls, Wisconsin; Clearfield, Utah; Dalton, Georgia; and Harrington, Delaware. Internationally, plastic film is shipped through CT Film's European subsidiary, Rexene Corporation Limited, located in Scunthorpe, England. The Company's customers include a number of Fortune 500 companies. Products are sold primarily through the Company's plastic film sales and marketing staff.

COMPETITION

    The United States film industry is highly fragmented, with over 450 producers ranging from a few large national producers, such as CT Film, to many small, regional producers. CT Film's principal competitors include Tredegar Industries, Exxon Chemical Company, Clopay Corporation, Blessings Company, Deerfield Plastics Company, Inc., DuPont of Canada and James River Corporation. The plastic film business is based on custom formulations to meet customer needs. Competition is based on the quality and properties of the film as well as price. CT Film seeks to develop innovative products to meet customer needs and seeks to compete by segmenting market niches and being responsive to customers' specific requirements.

POLYETHYLENE

THE PRODUCT

    Polyethylene represents by volume the most widely produced thermoplastic resin in the world. The majority of polyethylene produced in the United States is low density polyethylene ("LDPE") resin. In 1995, approximately 56% of LDPE capacity in the United States was used to make high pressure low density polyethylene ("HPLDPE") resin and the balance to make LLDPE. The Company currently only participates in the HPLDPE market, but intends to participate in the LLDPE market commencing in the fourth quarter of 1998 with the completion of construction of the LLDPE plant at the Odessa Facility.

    The Company produces a variety of grades of HPLDPE. Many of these resins are designed to meet specific customer requirements, such as for medical and electronics applications. Examples of the Company's differentiated polyethylene are ethylene-vinyl acetate resins used in film applications that require high clarity, toughness and sealability, and specialty low-gel resins used in computer circuit board production. The Company focuses on providing polymer solutions to specific customer needs.

MARKETING

    The Company participates in every principal market for HPLDPE resin, selling its HPLDPE resins under the REXENE-Registered Trademark- trademark. Prime grade products are sold domestically and in Canada directly to customers primarily through the Company's sales staff. Most wide specification products are sold to dealers for resale. Export sales, other than to Canada, are made directly and through trading companies and agents.

COMPETITION

    There are currently 14 domestic producers of LDPE resins, some of which produce both HPLDPE and LLDPE. In 1995, these producers had an estimated combined, rated annual production capacity of approximately 14.6 billion pounds. The largest manufacturer of LDPE is Quantum Chemical Corporation. The other five largest domestic producers of LDPE are Dow Chemical Company, Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Company and Mobil Chemical Company. In 1995, Rexene accounted for approximately 3% of the United States capacity for LDPE and approximately 5% of the United States capacity for HPLDPE. Competition for sales is generally based on price for less specialized products and on product performance, customer service and, to a lesser extent, price for more specialized products. The Company competes in the polyethylene market by providing a high level of technical support and customer service and developing resins which are responsive to customers' specific requirements.

POLYPROPYLENE

THE PRODUCT

    The Company currently produces a wide variety of grades of polypropylene resins. These include several types of random and impact copolymers with properties specifically tailored for specialty markets. The Company emphasizes the manufacturing of polypropylene resins for specialty segments of the polypropylene market such as medical, electrical and automotive applications. The Company is one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications and electrical capacitor film. The Company's line of impact copolymer polypropylene products is used primarily for automotive components and rigid packaging. Other products include radiation resistant resins and high quality blow-molding resins. The Company has been active in making process technology improvements and works closely with customers in developing new products to meet their specific needs.

MARKETING

    The Company sells its polypropylene products under the REXENE-Registered Trademark- trademark. Domestic and Canadian sales of products are sold primarily through the Company's sales staff. Most wide-specification products are sold to brokers for resale. Export sales, other than to Canada, are made directly and through trading companies.

COMPETITION

    In 1995, there were 14 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 10.8 billion pounds in 1995. The four largest domestic producers of polypropylene were Montell U.S.A., Inc., Amoco Chemicals Corporation, Fina, Inc. and Exxon Chemical Company. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. In 1995, Rexene accounted for approximately 2% of United States production capacity for polypropylene. The Company competes in the polypropylene market by providing a high level of technical support and customer service focused on niche markets with specialty products.

APAO

THE PRODUCT

    The Company is one of only two United States on-purpose producers of APAO. APAO is a special purpose, high quality polymer used primarily in the production of modified bitumen roofing materials, lamination, wire and cable, adhesives and sealants. These applications include hot melt adhesives for nonwovens, packaging, pressure sensitive and assembly applications and as a modifier of other polymers.

MARKETING

    The Company sells APAO under the REXTAC-Registered Trademark- trademark. APAO is sold domestically through the Company's sales staff. The Company has from time to time supplemented its sales of APAO with purchases from Ube Rexene Corporation, a joint venture company located in Japan in which the Company holds a 50% equity interest.

COMPETITION

    The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 1995 Rexene accounted for approximately 30% of the United States capacity for APAO and APP. The Company competes by providing a high level of customer service and developing products which are responsive to customers' specific requirements.

STYRENE

THE PRODUCT

    Styrene is a petrochemical intermediate commodity made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins, styrene-butadiene latex, and rubbers and unsaturated polyester resins. Through these products, styrene can be found in consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

MARKETING

    The Company sells its styrene directly, using a specialized petrochemical sales team. In 1995, the Company entered into several long-term styrene contracts which it believes will reduce its exposure to future price volatility. Export sales, on a contractual and spot basis, are handled directly and through international trading companies.

COMPETITION

    In 1995, there were 10 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 11.9 billion pounds. More than 50% of this capacity is consumed internally by the styrene producers for the production of derivatives such as polystyrene. In 1995, the six largest domestic producers of styrene were Arco Chemical Company, Huntsman Chemicals Corporation, Amoco Chemicals Corporation, Sterling Chemicals, Inc., Dow Chemical Company and Chevron Chemical Company. Rexene accounted for approximately 3% of domestic production capacity for styrene, with a 5% market share for non-integrated consumers. Competition for sales is generally based on price.

EXPORT SALES

    The   following  chart  summarizes  revenues  from  export  sales,  and  the percentages of net sales represented by export sales, for the indicated years ended December 31 (in thousands):

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Export sales.........................................................  $  77,508  $  52,382  $  31,617
Percentage of net sales..............................................         13%        10%         7%

    Export sales increased from 1994 to 1995 principally due to increases in average sales prices and volumes for styrene and polymer products. The majority of the Company's export sales were to foreign companies through agents and international trading companies.

NEW PRODUCT DEVELOPMENT

    The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, the Company has developed FPO, a propylene-based product, which the Company believes has the potential for use in a wide variety of markets including automotive, personal care products, industrial and medical devices. In 1995, the Company began construction of a FPO plant at its Odessa Facility, which is scheduled for completion in the fourth quarter of 1996. Commercial production of FPO is subject to the successful implementation of the technology, the completion of a commercial plant and necessary governmental approvals.

    In addition, in late 1995 the Company licensed LLDPE and high density polyethylene technology from Stamicarbon, a licensing subsidiary of DSM. When planned production commences in the fourth quarter of 1998, Rexene's LLDPE plant in Odessa, Texas will be the first North American production facility to make LLDPE using the DSM "Compact" process. This process refers to the plant's small physical size, which is well suited to efficiently produce high quality products in small lot sizes. The octene copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products.

    The Company has spent between $6.6 million and $9.5 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $9.0 million for research and development in 1996.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

    Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based upon the prices of natural gas and oil. During 1995, feedstocks accounted for approximately 27% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results.

    The Odessa Facility obtains a combination of pure and mixed streams of natural gas liquids ("NGL") from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1995, the Odessa Facility consumed approximately 530 million and 511 million pounds of ethane and propane, respectively, and in 1994, the Odessa Facility consumed ethane and propane of approximately 558 million and 485 million pounds, respectively. In 1995, the Company produced all of its ethylene and 50% of its propylene requirements for the Odessa Facility. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fifteen-day supply of feedstocks.

    The Odessa Facility uses benzene and ethylene to produce styrene. In 1995, virtually all of the Company's benzene purchases were under contracts from Gulf Coast and Midwest producers at prevailing contract prices, with the balance of its needs being filled with purchases on the spot market.

    The principal feedstocks for the Company's captive ethylene and propylene production of the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGL containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGL containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1995, the Company acquired all of the Odessa Facility's requirements for ethane and propane under such arrangements.

    CT Film raw materials consist principally of polyethylene resins and additives. CT Film obtains its raw materials from a variety of sources (including the Odessa Facility) and has been able to order these materials in advance as its needs dictate. CT Film has adequate storage capabilities for its raw materials.

EMPLOYEES

    On February 1, 1996, the Company employed approximately 1,275 persons, approximately 115 of whom are unionized, at the CT Film facility in Chippewa Falls, Wisconsin. The Company and the union are parties to a collective bargaining agreement through February 28, 1997.

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

ENVIRONMENTAL AND RELATED REGULATION

GENERAL

    The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations and is also subject to other federal, state and local laws and regulations regarding health and safety matters. The Company believes that its business, operations and facilities generally have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines, criminal sanctions, and in certain extreme circumstances, temporary or permanent plant closures for violations. Nevertheless, from time to time, the Company has received notices of alleged violations of certain environmental laws and has endeavored to remedy such alleged violations promptly. The ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred in the future.

    In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder could bring into question the handling, manufacture, storage, use, emission or disposal of substances or pollutants at the Company's facilities. Changes to or reinterpretations of existing laws could materially and adversely affect the Company's business and results of operations.

    The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $8.3 million and $6.6 million in 1995 and 1994, respectively. In 1995 and 1994, the Company also expended approximately $1.2 million and $2.0 million, respectively, relating to environmental capital expenditures. In 1996, the Company anticipates spending approximately $7 million for environmental remediation, compliance and waste disposal. Of that amount, expenditures relating to remediation are projected to be approximately $2 million in 1996. For the foreseeable future, the Company expects to incur approximately $2 million to $4 million per year in capital spending to address the requirements of environmental laws. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

    The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $20.3 million accrued in the December 31, 1995 balance sheet as a preliminary estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such conditions will not be significant to the Company.

    The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act ("RCRA") and equivalent Texas law, the Company has deposited approximately $3.5 million in trust to cover closure and post-closure costs and plugging and abandonment costs at certain of the Odessa Facility's hazardous waste management units. Based on the Company's improved financial condition, management believes it will be able to meet the regulatory requirements to have the Texas Natural Resource Conservation Commission ("TNRCC") release the funds in the trust during 1996.

WASTEWATER

    The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from TNRCC. TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. Further, TNRCC may order the Company to cease using one or more of the wells if certain periodic testing results indicate that continued injection cannot be conducted safely. For contingency planning purposes, the Company also has a permit from TNRCC to drill and operate a deeper well to provide for wastewater disposal. Company consultants have estimated this cost of installing a new deep well injection system at approximately $6 million. The Company has entered into an agreement with the City of Odessa and a quasi-governmental authority pursuant to which the latter will acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City's wastewater. The parties have completed their technical review of the project, and detailed engineering work is in progress with a view to having the POTW operational by mid-1997. If the Company is forced to cease using its injection wells before the POTW plant is operational, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

SOLID WASTES

    In March 1994, TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under RCRA. This permit is accompanied by a compliance plan requiring the Company to take corrective action with regard to existing contamination at the Odessa Facility. Pursuant to this compliance plan, the Company has installed a groundwater recovery system and must complete an investigation into the extent of on-site contamination, conduct a soils risk assessment to determine the level of risk it presents to human health and the environment, develop a corrective measures study on the ways to remediate the contamination, and implement a remediation plan approved by TNRCC. Low levels of contaminants were discovered in an intermittently flowing stream which traverses the western-most portion of the Odessa Facility. Based upon subsequent sampling and analysis of the components in the stream, no remediation of the property is being required at this time.

    Based upon the results of its continuing investigations of on-site contamination, the Company believes that implementation of any corrective action plan will not have a material adverse effect on its financial condition. However, no assurance can be given that all conditions that may require corrective action have been identified, or that the amounts that might be required to implement that plan will not be significant to the Company.

AIR EMISSIONS

    In 1990, Congress amended the federal Clean Air Act to require control of certain emissions not previously regulated, some of which are emitted by the Company's facilities. This legislation will require the Company (and others in the industry with such emissions) to implement additional pollution control measures. Some of the regulations detailing these additional control measures have not yet been promulgated. The Company expects that modifications required by the currently published regulations can be accomplished within the projected capital budget, but it can give no assurance that the costs it may incur to comply with regulations that have not yet been issued will not be significant.

    The Company operates its styrene plant under an air permit that was first issued in 1979. The permit has been amended several times, most recently in 1995, and it currently covers both the styrene plant and the styrene loading facilities.

ADDITIONAL ENVIRONMENTAL ISSUES

    The federal Comprehensive Environmental Response Compensation and Liability Act, as amended, and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation at such third-party and currently and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for the investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

EXECUTIVE OFFICERS

    The table set forth below provides certain information with respect to those persons who are currently serving as executive officers of the Company.

          NAME                 AGE                                    POSITION
-------------------------      ---      --------------------------------------------------------------------
Andrew J. Smith                    54   Director and Chief Executive Officer
Lavon N. Anderson                  60   Director, President and Chief Operating Officer
Kevin W. McAleer                   45   Executive Vice President and Chief Financial Officer
Jack E. Knott                      41   Executive Vice President and President -- Rexene Products
Jonathan R. Wheeler                44   Executive Vice President and President -- CT Film
James M. Ruberto                   49   Executive Vice President -- Administration
Bernard J. McNamee                 60   Executive Vice President, Secretary and General Counsel
Geff Perera                        42   Vice President and Controller

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

    Mr. McAleer has been Executive Vice President and Chief Financial Officer of the Company since July 1990.

    Mr. Knott has been Executive Vice President of the Company and President of Rexene Products since March 1995. Prior thereto, Mr. Knott had been Executive Vice President -- Sales and Market Development of the Company since March 1992. Prior thereto, Mr. Knott was an Executive Vice President of the Company since January 1991 and President of CT Film since February 1989.

    Mr. Wheeler has been Executive Vice President of the Company and President of CT Film since January 1996. Prior thereto, Mr. Wheeler was Executive Vice President -- Administration since April 1995. Prior thereto, Mr. Wheeler had been Senior Vice President -- Administration of the Company since December 1990.

    Mr. Ruberto has been Executive Vice President -- Administration since January 1996. Prior thereto, Mr. Ruberto had been Executive Vice President of the Company and President of CT Film since March 1992. Prior thereto, Mr. Ruberto had been Executive Vice President -- Sales and Market Development of the Company since January 1991. From April 1989 to January 1991, Mr. Ruberto was Executive Vice President -- Marketing and Business Planning of Rexene Products.

    Mr. McNamee has been Executive Vice President, Secretary and General Counsel of the Company since April 1995. Prior thereto, Mr. McNamee had been Vice President, Secretary and General Counsel of the Company since May 1993. From September 1989 to November 1992, Mr. McNamee was Vice President and General Counsel of Ferro Corporation, a multinational manufacturer of specialty materials.

    Mr. Perera has been Vice President of the Company since January 1991 and Controller since February 1989.

ITEM 2.  PROPERTIES

    The Company operates manufacturing facilities at six locations, five of which are in the United States and one in England.

    CT Film has four domestic manufacturing facilities located in Delaware, Georgia, Utah and Wisconsin, with a total rated annual production capacity of approximately 225 million pounds. From January 1, 1993 through December 31, 1995, these plants, which produce blown and cast plastic film, operated at an average weighted average utilization rate of approximately 79%. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations". The fifth CT Film manufacturing facility, located in England, commenced commercial production in September 1994 and currently has a total rated annual production capacity of 30 million pounds. These five CT Film plants, which commenced operations between 1948 and 1994, are in good operating condition.

    The polyethylene plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 420 million pounds.

    The polypropylene plant in Odessa, Texas has been in operation since 1964 and has a total rated annual production capacity of approximately 180 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 60 million pounds.

    The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 320 million pounds.

    The olefins plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity for ethylene of approximately 540 million pounds and for propylene of approximately 210 million pounds.

    From January 1, 1993 through December 31, 1995, each of the plants in Odessa, Texas operated at rates in excess of 94% of their total rated annual production capacity, except for the APAO plant, which operated in excess of 88% of total rated annual production capacity. Although several of these plants first began production more than thirty years ago, the Company believes these plants are in good operating condition.

    The Company owns all of its manufacturing facilities, except for the CT Film plant in Utah, which is held under a long-term lease. All of the United States film plants are subject to encumbrances which secure borrowings under the Credit Agreement. The styrene plant in Odessa, Texas is also subject to encumbrances which secure the obligation to repay an advance payment from a styrene customer. See Notes 9 and 10 to the Consolidated Financial Statements in Item 8 for further discussion.

    The Company also owns off-site warehouses in Odessa, Texas, leases off-site warehouses near its manufacturing facilities in Delaware and Wisconsin, and leases its executive offices in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

PHILLIPS BLOCK COPOLYMER LITIGATION

    In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company's copolymer process for polypropylene infringed Phillips' two "block" copolymer patents, the last of which expired in 1994. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. The court has entered an order denying Phillips' motion to disqualify the special master. The summary judgment motions are still pending. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding.

PHILLIPS CRYSTALLINE LICENSE LITIGATION

    In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the " '851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement, all conditions precedent to such termination had occurred. The complaint further alleged that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. An amended complaint filed in May 1990 further alleged that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleged that the License Agreement was void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the court entered an order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. A trial was conducted before the United States District Court in October 1994. At trial, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the United States District Court entered judgment in favor of the Company on the license termination issue and concluded that Phillips had not properly terminated the License Agreement. Thus, the License Agreement remains in effect, and the Company is not infringing the '851 Patent. Phillips has appealed the court's judgment on the license termination issue only. The appeal was argued on March 6, 1996 before the Court of Appeals for the Federal Circuit. No decision has been entered by the Court of Appeals. Although the Company believes that it has meritorious defenses to this lawsuit, in the event of an unfavorable ruling, the Company will be required to renegotiate a new license agreement at a substantially higher rate than paid under the current license.

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

                            ------------------------

    Although there can be no assurance of the final resolution of any of these matters, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the various claims made and intends to defend each suit vigorously, and the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1 -- Environmental and Related Regulation". The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's common stock trades on the New York Stock Exchange under the symbol "RXN". As of March 5, 1996, there were 756 record holders of common stock. The following table sets forth the high and low sales prices of the common stock as reported by the New York Stock Exchange for the last two fiscal years.

                                                                           HIGH      LOW
                                                                          -------  -------
1995:
  Fourth Quarter.........................................................  12 1/4    8 7/8
  Third Quarter..........................................................  15 5/8   11 1/4
  Second Quarter.........................................................  14 1/4   10 1/4
  First Quarter..........................................................  13 3/8    9

1994:
  Fourth Quarter.........................................................  18        9 1/8
  Third Quarter..........................................................  17 1/8    8 3/8
  Second Quarter.........................................................  11        3 5/8
  First Quarter..........................................................   4 3/4    2 7/8

    The Company did not declare or pay any cash dividends in 1994 or during the first three quarters of 1995. In December 1995, the Board of Directors declared a $0.04 per share dividend which was paid in January 1996, and on March 7, 1996, the Board of Directors declared a dividend of $0.04 per share payable on April 4, 1996. Although the Credit Agreement and the indenture governing the 11 3/4% Senior Notes (the "11 3/4% Indenture") limit the Company's ability to pay dividends on the common stock, the Credit Agreement was amended to allow, and the Company satisfied the requirements under the 11 3/4% Indenture to declare, the dividends. Although the Company has not established a formal policy with respect to the declaration of dividends, the Company will evaluate the advisability of declaring future dividends on a quarterly basis based on a number of factors, including the Company's financial condition and results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations". In connection with a reorganization under Chapter 11 of the United States Bankruptcy Code, the
Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Accordingly, the results of operations after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated.

                                                     POST-EMERGENCE                         PRE-EMERGENCE
                                      ---------------------------------------------  ---------------------------
                                                                       THREE MONTHS   NINE MONTHS
                                         YEARS ENDED DECEMBER 31,         ENDED          ENDED       YEAR ENDED
                                      -------------------------------  DECEMBER 31,  SEPTEMBER 30,  DECEMBER 31,
                                        1995       1994       1993         1992          1992           1991
                                      ---------  ---------  ---------  ------------  -------------  ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of
 Operations Data:
  Net sales.........................  $ 615,238  $ 537,957  $ 429,353   $   98,854    $ 316,106      $  449,728
  Operating income..................    125,146     75,085     14,504        1,418        9,392          12,028
  Income (loss) before extraordinary
   gain (loss)......................     65,443     21,504    (25,243)      (6,528)     (31,476)        (42,747)
  Extraordinary gain (loss), net of
   income taxes.....................     --        (25,831)    --           --          123,672          --
                                      ---------  ---------  ---------  ------------  -------------  ------------
  Net income (loss).................  $  65,443  $  (4,327) $ (25,243)  $   (6,528)   $  92,196      $  (42,747)
                                      ---------  ---------  ---------  ------------  -------------  ------------
                                      ---------  ---------  ---------  ------------  -------------  ------------
Weighted average shares
 outstanding........................     19,126     11,663     10,501       10,501
                                      ---------  ---------  ---------  ------------
                                      ---------  ---------  ---------  ------------
Income (loss) per share(1):
  Income (loss) before extraordinary
   loss.............................  $    3.42  $    1.84  $   (2.40)  $     (.62)
  Extraordinary loss................     --          (2.21)    --           --
                                      ---------  ---------  ---------  ------------
  Net income (loss) per share.......  $    3.42  $    (.37) $   (2.40)  $     (.62)
                                      ---------  ---------  ---------  ------------
                                      ---------  ---------  ---------  ------------
Dividends per share.................  $     .04  $  --      $  --       $   --
                                      ---------  ---------  ---------  ------------
                                      ---------  ---------  ---------  ------------

                                                          AT DECEMBER 31,
                                      -------------------------------------------------------
                                        1995       1994       1993       1992        1991
                                      ---------  ---------  ---------  ---------  -----------
Consolidated Balance Sheets Data:
  Working capital...................  $ 108,416  $ 140,039  $ 109,381  $ 104,824  $ 109,777
  Total assets......................    520,591    506,954    434,307    423,591    440,665
  Long-term debt and other noncur-
   rent liabilities.................    296,080    366,766    397,091    367,327     57,410
  Liabilities subject to
   compromise.......................     --         --         --         --        428,297(2)
  Stockholders' equity (deficit)....    140,151     74,876     (5,137)    20,106    (94,813)

------------------------
(1) Per share data for the pre-emergence  periods is not presented because  such
    information   is  not  comparable   to  the  similar   information  for  the
    post-emergence periods.

(2) Represents increasing rate notes held prior to the reorganization referred to above, and interest thereon.

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

    Following a significant improvement in domestic economic growth since the second half of 1993, these markets experienced increased levels of demand through the second quarter of 1995 which resulted in greater capacity utilization and higher domestic and export prices. This increase in demand enabled the Company and the industry in general to increase selling prices significantly beginning in the second quarter of 1994 through the first half of 1995 even though feedstock costs were relatively stable. These price increases were further impacted by temporary reductions in industry capacity in the second half of 1994 due to plant outages resulting from accidents, natural disasters and other unscheduled interruptions. During the second half of 1995, the domestic petrochemical and polymer markets experienced a decrease in demand and selling prices due to several factors, including inventory reductions by customers, the slowdown in economic growth in the United States and a decrease in exports, particularly to the Chinese market. In addition, prices for these products were influenced by industry capacity additions in 1995.

    In addition, a general trend by disposable diaper manufacturers towards thinner diaper backsheet materials reduced the volume of film products sold into this market in 1995. Since the disposable diaper market is the largest customer segment in CT Film, this trend significantly affected its sales volumes and operating results in 1995. However, CT Film is developing a number of strategies intended to increase its sales and profits, including developing a new generation of film products for the disposable diaper market, broadening production capabilities, globalizing sales and marketing efforts and developing new film products for the medical and packaging markets.

    The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. During 1995, feedstocks accounted for approximately 27% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

    The Company's overall sales and profitability were higher in 1995 than 1994. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the first half of 1995 as compared to the second half of 1995. Net sales increased $77.3 million (or 14%) from 1994 to 1995 principally due to an increase in average sales prices of styrene, polyethylene and polypropylene, offset by a decrease in sales volumes for plastic film. Styrene sales increased $30.3 million (or 34%) principally due to an increase in average sales prices of 9 cents per pound. Polyethylene sales increased $22.5 million (or 15%) principally due to an increase in average sales prices of 9 cents per pound, partially offset by a decrease in sales volumes of 21.7 million pounds. Polypropylene sales increased $13.0 million (or 17%) principally due to an increase in average sales prices of 7 cents per pound. Plastic film sales decreased $2.1 million (or 1%) principally due to a decrease in sales volumes of
20.3 million pounds principally from the lost sales volumes of the film sold to the disposable diaper market for reasons discussed above, partially offset by an increase in average sales prices of 10 cents per pound. APAO sales increased $5.6 million (or 30%) principally due to an increase in sales volumes of 12.1 million pounds. Other sales increased $7.9 million in 1995 as compared to 1994 principally due to an increase in excess feedstock sales.

    The Company's gross profit percentage increased from 22% in 1994 to 29% in 1995 principally due to the increase in average sales prices of polyethylene, polypropylene and styrene.

    Marketing, general and administrative expenses increased $5.2 million (or 14%) from 1994 to 1995 principally due to higher information system costs to support improvements to on-going operations, sales and marketing costs related to the CT Film plant in England and higher employee compensation and benefits. Research and development expenses increased $2.4 million (or 34%) principally due to new product development at CT Film.

    Due primarily to the factors discussed above, operating income increased $50.1 million (or 67%) from 1994 to 1995.

    Interest expense decreased $25.6 million (or 51%) principally due to lower long-term debt as a result of the completion of a recapitalization plan in the fourth quarter of 1994 and the repayment of bank debt in the first half of 1995.

    Other, net decreased $7.7 million from 1994 to 1995 principally due to the reversal in 1994 of a $7.4 million lawsuit accrual for which the Company ultimately prevailed on appeal and due to the receipt in 1994 of approximately $1.0 million of insurance proceeds received in settlement of a claim related to a prior lawsuit.

    Income tax expense increased $24.9 million from 1994 to 1995 principally due to increased operating results.

    In 1994, the Company recorded an extraordinary loss of $25.8 million, net of income taxes of $15.8 million, as a result of the redemption of the Old Notes. Due primarily to the factors discussed above, the Company had net income of $65.4 million in 1995 compared with a net loss of $4.3 million in 1994.

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

    Cash interest expense increased and non-cash interest expense decreased $6.0 million principally due to the decision not to exercise the pay-in-kind feature on the then existing increasing rate subordinated notes for the interest payment made on November 15, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1995, net cash provided by operating activities increased $79.7 million as compared to 1994. This increase was principally due to improved operating performance and changes in working capital, primarily income taxes payable. The Company's 1995 federal income tax liability of approximately $30 million was paid in March 1996.

    In  November 1994, as part of the Recapitalization, the Company entered into
(i) the 11 3/4% Indenture under which it borrowed the 11 3/4% Senior Notes of $175 million, and (ii) the Credit Agreement under which the Company borrowed $100 million under the Term Loan and secured the $80 million Revolving Credit Facility. In addition to cash generated from operations, in 1995 the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. Using cash generated from operations, this advance payment and existing cash balances, the Company repaid $100 million of long-term debt under the Term Loan in the first half of 1995. The 11 3/4% Senior Notes will mature on December 1, 2004.

    On March 15, 1996, the Board of Directors approved the Financing, and the Company executed a commitment letter with a bank to replace the existing Revolving Credit Facility. The Financing would provide the New Credit Facility in an initial principal amount of $150 million. The primary use of proceeds from the New Credit Facility will be to provide funds to finance portions of the Company's capital expenditure program at its Odessa, Texas plant over the next three years, including the construction of the FPO plant, the modernization and expansion of its olefins plant and the construction of a new LLDPE plant. The Financing is contingent on a number of factors, including the negotiation of the New Credit Facility. The Company anticipates consummation of the Financing during the second quarter of 1996.

    The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the New Credit Facility, will be adequate to make scheduled payments of interest on the 11 3/4% Senior Notes and the New Credit Facility, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

    The 11 3/4% Indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

    The Credit Agreement contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the 11 3/4% Senior Notes. The Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to the ratio of its earnings to its interest expense, the ratio of its earnings to its fixed charges and a leverage ratio. The amount of borrowings under the Revolving Credit Facility is based upon a formula related to inventory and accounts receivable.

    During 1995 and 1994, the Company expended approximately $54.6 and $30.9 million, respectively, for capital expenditures. For 1996, the Company has budgeted approximately $100 million for proposed capital expenditures, including approximately $52 million towards the completion of the FPO plant and approximately $23 million towards the modernization of the olefins plant at the Odessa Facility.

    A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $20.3 million accrued in the December 31, 1995 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under RCRA and equivalent Texas law, the Company has deposited approximately $3.5 million in trust to cover closure and post-closure costs and plugging and abandonment costs at certain of the Odessa Facility's hazardous waste management units. Based on the Company's improved financial condition, management believes it will be able to meet the regulatory requirements to have TNRCC release the funds in the trust during 1996.

    The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $8.3 million and $6.6 million in 1995 and 1994, respectively. In 1996, the Company anticipates spending approximately $7 million for environmental remediation, compliance and waste disposal. Of that amount, expenditures relating to remediation are projected to be approximately $2 million in 1996. Compliance and waste disposal costs are expected to increase slightly over the next several years as a result of increasingly stringent regulations that affect waste handling alternatives. In 1995 and 1994, the Company also expended approximately $1.2 million and $2.0 million, respectively, relating to environmental capital expenditures. For the foreseeable future, the Company expects to incur approximately $2 million to $4 million per year in capital spending to address the requirements of environmental laws. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

ITEM 8.  FINANCIAL STATEMENTS

    The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the definitive proxy statement (the "Proxy Statement") of the Company to be filed in connection with its forthcoming annual meeting of stockholders scheduled for April 30, 1996, except for the information regarding executive officers of the Company contained in Part I of this Annual Report on Form 10-K. The information required by this item to be contained in the Proxy Statement is incorporated herein by reference.

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
    3.1.1         --  Restated Certificate of Incorporation of Rexene Products Company (a/k/a
                      Rexene Corporation), dated September 11, 1992 (filed as Exhibit 3.1  to
                      Rexene  Corporation's Annual  Report on Form  10-K for  the fiscal year ended December 31, 1992 and incorporated herein by reference).
    3.1.2         --  Amendment to Certificate of Incorporation, dated June 9, 1993 (filed as
                      Exhibit 3.1.2 to Rexene  Corporation's Annual Report  on Form 10-K  for
                      the year ended December 31, 1993 and incorporated herein by reference).
      3.2         --  Amendments   to  By-Laws,  adopted  May   24,  1994,  together  with  a
                      restatement  of   Rexene   Corporation's  By-Laws   incorporating   all
                      amendments  through  May 24,  1994 (filed  as  Exhibit 3.2.3  to Rexene
                      Corporation's Form 10-Q  Quarterly Report  for the  three months  ended
                      June 30, 1994 and incorporated herein by reference).
      4.1         --  Indenture,  dated as of November  29, 1994, between Rexene Corporation, as Issuer,  and Bank  One, Texas,  N.A., as  Trustee, for  $175,000,000
                      11  3/4%  Senior  Notes  due  2004  (filed  as  Exhibit  4.1  to Rexene
                      Corporation's Annual  Report on  Form 10-K  for the  fiscal year  ended
                      December 31, 1994 and incorporated herein by reference).
    4.2.1         --  Stockholder  Rights Agreement, between  Rexene Corporation and American
                      Stock Transfer & Trust  Company, as Rights Agent,  dated as of  January
                      26,  1993 (filed as Exhibit 4.20  to Rexene Corporation's Annual Report on  Form  10-K  for  the  fiscal  year  ended  December  31,  1992  and incorporated herein by reference).
    4.2.2         --  Amendment  No. 1 to Stockholder Rights Agreement (filed as Exhibit 1 to
                      Rexene  Corporation's  Form  8-A/A  filed  on  October  21,  1994   and
                      incorporated herein by reference).
     10.1         --  Rexene  Corporation 1988 Stock Incentive Plan (filed as Exhibit 10.5 to
                      Rexene Corporation's  Registration  Statement  on  Form  S-1  (SEC  No.
                      33-22723) and incorporated herein by reference).
     10.2         --  Rexene  Corporation  1993  Non-Qualified Stock  Option  Plan  (filed as
                      Exhibit 10.2 to Rexene Corporation's Annual Report on Form 10-K for the
                      fiscal  year  ended  December  31,  1992  and  incorporated  herein  by reference).
     10.3         --  Rexene Corporation 1994 Long-Term Incentive Plan (filed as Exhibit 10.2 to  Amendment No. 1  to Rexene Corporation's  Registration Statement on
                      Form S-3  (SEC File  No. 33-55507)  as filed  on October  21, 1994  and incorporated herein by reference).
     10.4         --  Non-Qualified  Stock  Option  Plan  for  Outside  Directors  of  Rexene
                      Corporation (filed  as  Exhibit  10.3 to  Rexene  Corporation's  Annual
                      Report  on Form 10-K  for the fiscal  year ended December  31, 1992 and incorporated herein by reference).
     10.5         --  1995 Stock Option Plan for Outside Directors (filed as Exhibit 10.19 to
                      Rexene Corporation's Form  10-Q Quarterly Report  for the three  months ended June 30, 1995 and incorporated herein by reference).

     10.6         --  Rexene  Corporation  Supplemental Executive  Retirement Plan  (filed as
                      Exhibit 10.3 to  Amendment No. 1  to Rexene Corporation's  Registration
                      Statement  on Form S-3 (SEC File No.  33-55507) as filed on October 21,
                      1994 and incorporated herein by reference).
     10.7         --  Rexene Corporation 1995 Annual Incentive  Bonus Plan (filed as  Exhibit
                      10.6.3  to Rexene Corporation's Annual Report  Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
   10.8.1         --  Rexene Corporation  Executive  Management  Committee  Severance  Policy
                      (filed  as Exhibit 10.5  to Rexene Corporation's  Annual Report on Form
                      10-K for  the fiscal  year  ended December  31, 1992  and  incorporated herein by reference).
   10.8.2         --  Form  of Letter Agreement between Rexene Corporation and each member of its Executive Management Committee.
   10.9.1         --  Executive Security Plan  of Rexene Products  Company (filed as  Exhibit
                      10.8  to Rexene Corporation's  Registration Statement on  Form S-1 (SEC
                      No. 33-22723) and incorporated herein by reference).
   10.9.2         --  Form of Letter Agreement between  Rexene Corporation and L.N.  Anderson and  J.E. Knott dated as of March 1, 1995 relating to waiver of certain rights under the Executive Security Plan.
    10.10         --  Letter  Agreement,  dated  as  of   March  16,  1992,  between   Rexene
                      Corporation  and Arthur L.  Goeschel (filed as  Exhibit 10.13 to Rexene
                      Corporation's Annual Report on  Form 10-K for  the year ended  December
                      31, 1991 and incorporated herein by reference).
    10.11         --  Indemnity  Agreement, dated  as of  May 25,  1990, by  and among Rexene
                      Corporation, Rexene  Products Company  and Andrew  J. Smith  (filed  as
                      Exhibit  10.8.2 to Rexene Corporation's Annual  Report on Form 10-K for
                      the fiscal  year ended  December 31,  1992 and  incorporated herein  by reference).
  10.12.1         --  Non-Qualified  Stock  Option  Agreement,  dated as  of  June  15, 1988, between Rexene  Corporation and  Lavon N.  Anderson (filed  as  Exhibit
                      10.29.2 to Rexene Corporation's Registration Statement on Form S-1 (SEC
                      No. 33-22723) and incorporated herein by reference).
  10.12.2         --  Indemnity  Agreement, dated  as of  May 25,  1990, by  and among Rexene
                      Corporation, Rexene Products  Company and Lavon  N. Anderson (filed  as
                      Exhibit  10.9.3 to Rexene Corporation's Annual  Report on Form 10-K for
                      the fiscal  year ended  December 31,  1992 and  incorporated herein  by reference).
    10.13         --  Employment  Agreement,  dated  as  of  July  23,  1990,  between Rexene
                      Products Company and Kevin W. McAleer (filed as Exhibit 10.13 to Rexene
                      Corporation's Annual Report on  Form 10-K for  the year ended  December
                      31, 1990, and incorporated herein by reference).
    10.14         --  Employment Agreement, dated as of May 29, 1990, between Rexene Products
                      Company   and  Jack  E.  Knott  (filed   as  Exhibit  10.15  to  Rexene
                      Corporation's Annual Report on  Form 10-K for  the year ended  December
                      31, 1990 and incorporated herein by reference).
  10.15.1         --  Credit   Agreement,  dated  as  of  November  29,  1994,  among  Rexene
                      Corporation, as Borrower, The  Bank of Nova Scotia,  as Agent, and  the
                      Lenders   Signatory  thereto   (filed  as   Exhibit  10.16   to  Rexene
                      Corporation's Annual Report on  Form 10-K for  the year ended  December
                      31, 1994, and incorporated herein by reference).

  10.15.2         --  First  Amendment and Supplement  to Credit Agreement,  dated as of July
                      17, 1995,  among Rexene  Corporation,  as Borrower,  The Bank  of  Nova
                      Scotia, as Agent, and the Lenders Signatory thereto.
    10.16         --  Indemnity  Agreement, dated  as of  May 25,  1990, by  and among Rexene
                      Corporation, Rexene Products  Company and William  B. Hewitt (filed  as
                      Exhibit  10.22 to Rexene  Corporation's Annual Report  on Form 10-K for
                      the  year  ended  December  31,   1992,  and  incorporated  herein   by
                      reference).
     21.1         --  Subsidiaries of Rexene Corporation.
     23.1         --  Consent of Price Waterhouse LLP.

    (b)  No Form 8-K was filed in the fourth quarter of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 1996.

                                          REXENE CORPORATION
                                          Registrant

                                          By:        /s/  ANDREW J. SMITH

                                             -----------------------------------
                                                       Andrew J. Smith
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 15, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

           /s/  ARTHUR L. GOESCHEL                         /s/  ANDREW J. SMITH
--------------------------------------------   --------------------------------------------
             Arthur L. Goeschel                               Andrew J. Smith
            CHAIRMAN OF THE BOARD                  CHIEF EXECUTIVE OFFICER AND DIRECTOR

           /s/  LAVON N. ANDERSON                       /s/  HARRY B. BARTLEY, JR.
--------------------------------------------   --------------------------------------------
              Lavon N. Anderson                            Harry B. Bartley, Jr.
        PRESIDENT AND CHIEF OPERATING                            DIRECTOR
            OFFICER AND DIRECTOR

            /s/  R. JAMES COMEAUX                         /s/  WILLIAM B. HEWITT
--------------------------------------------   --------------------------------------------
              R. James Comeaux                               William B. Hewitt
                  DIRECTOR                                       DIRECTOR

             /s/  ILAN KAUFTHAL                           /s/  CHARLES O'CONNELL
--------------------------------------------   --------------------------------------------
                Ilan Kaufthal                                Charles O'Connell
                  DIRECTOR                                       DIRECTOR

            /s/  HEINN TOMFOHRDE                           /s/  KEVIN W. MCALEER
--------------------------------------------   --------------------------------------------
               Heinn Tomfohrde                               Kevin W. McAleer
                  DIRECTOR                               EXECUTIVE VICE PRESIDENT
                                                        AND CHIEF FINANCIAL OFFICER

              /s/  GEFF PERERA
--------------------------------------------
                 Geff Perera
        VICE PRESIDENT AND CONTROLLER

                      REXENE CORPORATION AND SUBSIDIARIES
                               ITEMS 8 AND 14(A)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE
                                                                                                          ---------
Responsibility for the Consolidated Financial Statements................................................        F-2

Report of Independent Accountants.......................................................................        F-2

Consolidated Financial Statements:

  Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993............        F-3

  Consolidated Balance Sheets as of December 31, 1995 and 1994..........................................        F-4

  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended December 31,
   1995, 1994 and 1993..................................................................................        F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993............        F-6

  Notes to Consolidated Financial Statements............................................................     F-7-21

All Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the schedules is not applicable to the Company.

             RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL REPORTS

    Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with generally accepted accounting principles and necessarily includes estimates that are based on management's best judgements.

    To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. These controls are monitored by an ongoing program of internal audits. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Conduct of Company Employees." Careful selection of employees, and appropriate divisions of responsibility, also help us to achieve our control objectives.

    The financial statements have been audited by the Company's independent public accountants, Price Waterhouse LLP. Their report is also shown on this page.

    The Board of Directors, acting through its Audit Committee composed entirely of outside directors, oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of Price Waterhouse LLP, internal financial management and the internal auditors to review accounting, control, auditing and financial reporting matters. The independent auditors and the internal auditors also have full and free access to meet privately with the Audit Committee.

             Andrew J. Smith                        Kevin W. McAleer
         Chief Executive Officer                 Chief Financial Officer

                            ------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rexene Corporation

    In our opinion, the accompanying consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Rexene Corporation and its subsidiaries (the Company) at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
February 7, 1996, except as to Note 20,
 for which the date is March 15, 1996

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Net sales..................................................................  $   615,238  $   537,957  $   429,353
                                                                             -----------  -----------  -----------
Operating expenses:
  Cost of sales............................................................      437,640      418,048      375,609
  Marketing, general and administrative....................................       42,962       37,764       32,641
  Research and development.................................................        9,490        7,060        6,599
                                                                             -----------  -----------  -----------
                                                                                 490,092      462,872      414,849
                                                                             -----------  -----------  -----------
Operating income...........................................................      125,146       75,085       14,504
Interest expense...........................................................      (24,343)     (49,885)     (49,834)
Interest income............................................................        3,250        2,337        1,392
Other, net.................................................................         (174)       7,524         (245)
                                                                             -----------  -----------  -----------
Income (loss) before income taxes and extraordinary loss...................      103,879       35,061      (34,183)
Income tax (expense) benefit...............................................      (38,436)     (13,557)       8,940
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary loss....................................       65,443       21,504      (25,243)
Extraordinary loss.........................................................      --           (25,831)     --
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $    65,443  $    (4,327) $   (25,243)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average shares outstanding........................................       19,126       11,663       10,501
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income (loss) per share:
  Income (loss) before extraordinary loss..................................  $      3.42  $      1.84  $     (2.40)
  Extraordinary loss.......................................................      --             (2.21)     --
                                                                             -----------  -----------  -----------
  Net income (loss)........................................................  $      3.42  $     (0.37) $     (2.40)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
Cash and cash equivalents...............................................................  $    47,258  $    45,822
Deposit held in trust...................................................................        3,547        8,000
Accounts receivable, net................................................................       73,520       77,433
Inventories.............................................................................       62,257       62,726
Deferred income taxes...................................................................        5,663        8,625
Prepaid expenses and other..............................................................          531        2,745
                                                                                          -----------  -----------
    Total current assets................................................................      192,776      205,351
                                                                                          -----------  -----------
Property, plant and equipment, net......................................................      291,675      258,119
Intangible assets, net..................................................................       11,811       16,062
Other noncurrent assets.................................................................       24,329       27,422
                                                                                          -----------  -----------
                                                                                          $   520,591  $   506,954
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable........................................................................  $    29,768  $    38,019
Income taxes payable....................................................................       30,778      --
Current portion of long-term debt.......................................................      --            10,000
Accrued liabilities.....................................................................       14,319        9,488
Accrued interest........................................................................        1,714        1,894
Employee benefits payable...............................................................        7,781        5,911
                                                                                          -----------  -----------
    Total current liabilities...........................................................       84,360       65,312
                                                                                          -----------  -----------
Long-term debt..........................................................................      175,000      265,000
Other noncurrent liabilities............................................................       67,107       49,999
Deferred income taxes...................................................................       53,973       51,767
Commitments and contingencies...........................................................      --           --
Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million shares authorized; none issued
   and outstanding......................................................................      --           --
  Common stock, par value $.01 per share; 100 million shares authorized; 18.7 and 18.6
   million shares issued and outstanding, respectively..................................          187          186
  Paid-in capital.......................................................................      111,247      110,355
  Retained earnings (deficit)...........................................................       28,595      (36,098)
  Foreign currency translation adjustment...............................................          122          433
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      140,151       74,876
                                                                                          -----------  -----------
                                                                                          $   520,591  $   506,954
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                               FOREIGN
                                                 COMMON STOCK                     RETAINED    CURRENCY
                                            ----------------------    PAID-IN     EARNINGS   TRANSLATION
                                             SHARES      AMOUNT       CAPITAL    (DEFICIT)   ADJUSTMENT      TOTAL
                                            ---------  -----------  -----------  ----------  -----------  -----------
Balance, December 31, 1992................     10,501   $     105   $    26,529  $   (6,528)  $           $    20,106
Net loss..................................     --          --           --          (25,243)     --           (25,243)
                                            ---------       -----   -----------  ----------  -----------  -----------
Balance, December 31, 1993................     10,501         105        26,529     (31,771)     --            (5,137)

Issuance of common stock..................      8,124          81        83,826      --          --            83,907
Foreign currency translation adjustment...     --          --           --           --             433           433
Net loss..................................     --          --           --           (4,327)     --            (4,327)
                                            ---------       -----   -----------  ----------  -----------  -----------
Balance, December 31, 1994................     18,625         186       110,355     (36,098)        433        74,876
Issuance of common stock..................        120           1           365      --          --               366
Tax benefit of directors' and employees'
 compensation deduction...................     --          --               527      --          --               527
Foreign currency translation adjustment...     --          --           --           --            (311)         (311)
Dividends on common stock
 ($.04 per share).........................     --          --           --             (750)     --              (750)
Net income................................     --          --           --           65,443      --            65,443
                                            ---------       -----   -----------  ----------  -----------  -----------
Balance, December 31, 1995................     18,745   $     187   $   111,247  $   28,595   $     122   $   140,151
                                            ---------       -----   -----------  ----------  -----------  -----------
                                            ---------       -----   -----------  ----------  -----------  -----------

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                               1995          1994         1993
                                                                           ------------  ------------  ----------
Cash flows from operating activities:
  Net income (loss)......................................................  $     65,443  $     (4,327) $  (25,243)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization........................................        21,475        18,959      17,446
    Deferred income taxes................................................         5,168        (2,476)     (4,160)
    Amortization of debt issuance costs..................................         2,876       --           --
    Extraordinary loss, net of income taxes..............................       --             25,831      --
    Reversal of lawsuit judgment.........................................       --             (7,400)     --
    Non-cash interest expense............................................       --             19,441      25,388
    Change in:
      Deposits held in trust.............................................         4,453       --           --
      Accounts receivable................................................         3,872       (19,588)     (6,049)
      Inventories........................................................         5,943       (10,111)      1,071
      Prepaid expenses and other.........................................           567           413        (276)
      Income taxes.......................................................        32,952        19,550      (4,894)
      Accounts payable...................................................        (8,254)       10,621       6,999
      Accrued interest...................................................          (180)       (1,203)        (48)
      Employee benefits payable and accrued liabilities..................         2,369         3,528        (756)
      Other noncurrent liabilities.......................................        (2,492)        3,189       1,006
    Other................................................................        (1,716)       (3,643)        857
                                                                           ------------  ------------  ----------
        Total adjustments................................................        67,033        57,111      36,584
                                                                           ------------  ------------  ----------
Net cash provided by operating activities................................       132,476        52,784      11,341
                                                                           ------------  ------------  ----------
Cash flows used for investing activities -- capital
 expenditures............................................................       (54,606)      (30,876)    (17,008)
                                                                           ------------  ------------  ----------
Cash flows from financing activities:
  Repayment of debt......................................................      (100,000)     (352,629)     --
  Advance payment from customer, net of repayments.......................        23,200       --           --
  Proceeds from issuance of common stock, net............................           366        83,907      --
  Proceeds from issuance of debt.........................................       --            275,000      --
  Bank borrowings........................................................       --              7,000       2,000
  Repayment of bank borrowings...........................................       --             (9,000)     --
  Debt issuance costs and other..........................................       --            (10,899)     --
                                                                           ------------  ------------  ----------
Net cash provided by (used for) financing activities.....................       (76,434)       (6,621)      2,000
                                                                           ------------  ------------  ----------
Net increase (decrease) in cash and cash equivalents.....................         1,436        15,287      (3,667)
Cash and cash equivalents at beginning of year...........................        45,822        30,535      34,202
                                                                           ------------  ------------  ----------
Cash and cash equivalents at end of year.................................  $     47,258  $     45,822  $   30,535
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------
Supplemental cash flow information:
  Cash paid for interest.................................................  $     23,740  $     30,915  $   24,039
  Cash paid for income taxes.............................................  $      1,933  $      2,451  $      114

                See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Rexene Corporation (the "Company") manufactures and markets a wide variety of products through two operating divisions. The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, Rextac-Registered Trademark-amorphous polyalphaolefin ("APAO") and styrene. The markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which in turn are affected by general economic conditions. The Company's plastic film and APAO businesses are generally less sensitive to the economic cycles.

MANAGEMENT ASSUMPTIONS

    The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995 and 1994 and the reported amounts of revenues and expenses during the years ended December 31, 1995, 1994 and 1993. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

    The   consolidated  financial   statements  of   the  Company   include  its
wholly-owned subsidiaries. Significant intercompany transactions and balances are eliminated.

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

INTANGIBLE ASSETS

    Debt issuance costs are amortized on a straight-line basis, over the term of the related debt, ranging from five to ten years. Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over fifteen years. Other intangible assets are stated at cost and consist primarily of licensing agreements and patents, which are amortized on a straight-line basis over five years.

INCOME TAXES

    The Company accounts for income taxes following an asset and liability approach to financial accounting and reporting of income taxes.

                      REXENE CORPORATION AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    Operations of the foreign subsidiary use the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary are translated at current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in stockholders' equity.

INCOME (LOSS) PER SHARE

    Income (loss) per share is based on the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding.

RECLASSIFICATIONS

    Certain amounts in the consolidated financial statements for periods prior to 1995 have been reclassified to conform with the 1995 presentation.

NEW ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which generally establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement is effective for fiscal years beginning after December 15, 1995. The Company will adopt this new statement effective January 1, 1996, and as permitted, the Company will measure and record compensation expense in accordance with current practices as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will also provide disclosure about pro forma compensation expense. Such adoption will not result in a charge to earnings in the Company's consolidated financial statements.

    During 1995, the Company adopted SFAS No. 121, "Impairment of Long-Lived Assets." There was no adjustment recorded as a result of adopting this standard. The Company periodically compares the carrying value of its long-lived assets, principally property, plant and equipment, to undiscounted cash flows generated by the long-lived assets. The Company's undiscounted cash flows exceed the carrying value of its long-lived assets.

2.  RECAPITALIZATION
    In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") consisting of (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "11 3/4% Senior Notes") in an aggregate principal amount of $175 million, (iii) the establishment of a new credit facility (the "Credit Agreement"), providing the Company with a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's existing increasing rate senior notes (the "Old Notes"), (v) the repayment in full of the outstanding indebtedness under the Company's existing credit agreement. No amount has been borrowed under the Revolving Credit Facility. In the first six months of 1995, the Company prepaid all of the Term Loan. In connection with the redemption of the Old Notes, the Company recorded an extraordinary loss of $25.8 million (net of income tax benefits of $15.8 million).

                      REXENE CORPORATION AND SUBSIDIARIES

3.  ACCOUNTS RECEIVABLE
    Accounts receivable consist of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Trade............................................................................  $  65,719  $  74,026
Other............................................................................     11,175      7,376
                                                                                   ---------  ---------
                                                                                      76,894     81,402
Less allowances..................................................................     (3,374)    (3,969)
                                                                                   ---------  ---------
                                                                                   $  73,520  $  77,433
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    No bad debt expense was recorded during the years ended December 31, 1995 and 1994. Bad debt expense for the year ended December 31, 1993 was $223,000. During the year ended December 31, 1994, there was a net recovery of previously written-off accounts of $162,000. Uncollectible accounts written off against the allowance for bad debts, net of recoveries for the years ended December 31, 1995 and 1993 were $595,000 and $925,000, respectively.

4.  INVENTORIES
    Inventories consist of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Raw materials....................................................................  $  20,144  $  21,363
Work in progress.................................................................      5,356      8,014
Finished goods...................................................................     36,757     33,349
                                                                                   ---------  ---------
                                                                                   $  62,257  $  62,726
                                                                                   ---------  ---------
                                                                                   ---------  ---------

5.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Land..........................................................................  $     5,823  $     5,819
Buildings.....................................................................       22,697       20,720
Plant and equipment...........................................................      284,749      252,817
Construction in progress......................................................       34,258       15,895
                                                                                -----------  -----------
                                                                                    347,527      295,251
Less accumulated depreciation.................................................      (55,852)     (37,132)
                                                                                -----------  -----------
                                                                                $   291,675  $   258,119
                                                                                -----------  -----------
                                                                                -----------  -----------

    Depreciation expense for the years ended December 31, 1995, 1994 and 1993 is $19,123,000, $17,426,000 and $16,059,000, respectively. During the years ended
December 31,  1995,  1994  and  1993,  $2,577,000,  $1,412,000  and  $1,259,000,
respectively, of interest was capitalized in connection with construction projects.

                      REXENE CORPORATION AND SUBSIDIARIES

6.  INTANGIBLE ASSETS
    Intangible assets, net of accumulated amortization are (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Debt issuance costs..............................................................  $   9,735  $   9,735
Less accumulated amortization....................................................     (2,991)      (116)
                                                                                   ---------  ---------
                                                                                       6,744      9,619
                                                                                   ---------  ---------
Reorganization value in excess of amounts allocable to identifiable assets.......      4,298      4,298
Less accumulated amortization....................................................     (1,171)      (904)
                                                                                   ---------  ---------
                                                                                       3,127      3,394
                                                                                   ---------  ---------
Other intangible assets..........................................................      5,544      5,544
Less accumulated amortization....................................................     (3,604)    (2,495)
                                                                                   ---------  ---------
                                                                                       1,940      3,049
                                                                                   ---------  ---------
                                                                                   $  11,811  $  16,062
                                                                                   ---------  ---------
                                                                                   ---------  ---------

7.  OTHER NONCURRENT ASSETS
    Other noncurrent assets consist of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Spare parts inventories..........................................................  $  15,760  $  18,380
Unrecognized prior service cost, net of accumulated amortization of $389 in
 1995............................................................................      2,763      3,152
Deposit in rabbi trust...........................................................      2,766     --
Long-term note receivable........................................................      1,550     --
Deposits held in trusts..........................................................      3,547     10,651
Other............................................................................      1,490      3,239
                                                                                   ---------  ---------
                                                                                      27,876     35,422
Less: current portion of deposits held in trust..................................     (3,547)    (8,000)
                                                                                   ---------  ---------
                                                                                   $  24,329  $  27,422
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    In 1995, the Company deposited $2.8 million in a rabbi trust account to fund a Supplemental Executive Retirement Plan (see note 15). The deposits held in trusts for the benefit of the Texas Natural Resource Conservation Commission ("TNRCC") were established and funded to comply with the financial assurance requirements of the Resource Conservation and Recovery Act. Based on the Company's improved financial condition, management believes it will be able to meet the regulatory requirements to have TNRCC release the funds in the trust during 1996.

                      REXENE CORPORATION AND SUBSIDIARIES

8.  ACCRUED LIABILITIES
    Accrued liabilities consist of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1995       1994
                                                                                    ---------  ---------
Accrued taxes, other than income..................................................  $   2,811  $   2,836
Current portion of advance payment from customer (see note 10)....................      3,600     --
Other accrued expenses............................................................      7,908      6,652
                                                                                    ---------  ---------
                                                                                    $  14,319  $   9,488
                                                                                    ---------  ---------
                                                                                    ---------  ---------

9.  LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
Senior Notes due November 2004................................................  $   175,000  $   175,000
                                                                                -----------  -----------
Bank borrowings under the Credit Agreement....................................      --           100,000
Less: current portion.........................................................      --           (10,000)
                                                                                -----------  -----------
                                                                                    --            90,000
                                                                                -----------  -----------
                                                                                $   175,000  $   265,000
                                                                                -----------  -----------
                                                                                -----------  -----------

SENIOR NOTES

    At December 31, 1995 and 1994, the fair market value of the 11 3/4% Senior Notes approximated $187 million and $178 million, respectively, based on quoted market rates. The 11 3/4% Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. The 11 3/4% Senior Notes rank PARI PASSU in right of payment with all senior borrowings, including borrowings under the Credit Agreement. The Company has no such outstanding subordinated indebtedness at December 31, 1995 and 1994.

    Interest is payable on the 11 3/4% Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%.

    The 11 3/4% Senior Notes are not redeemable, in whole or in part, prior to December 1, 1999, except that, at any time prior to December 1, 1997, the Company may redeem up to an aggregate of $58.3 million principal amount of 11 3/4% Senior Notes, at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date with the net cash proceeds of any future offerings of common stock of the Company; provided, however, that at least $100 million aggregate principal amount of 11 3/4% Senior Notes is outstanding immediately following each such redemption; and provided further that each such redemption occurs within 60 days of the date of the closing of the applicable offering. On or after December 1, 1999, the 11 3/4% Senior Notes are redeemable, at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to the date of redemption.

YEAR                                                                     PERCENTAGE
-----------------------------------------------------------------------  -----------
1999...................................................................    105.875%
2000...................................................................    103.917%
2001...................................................................    101.958%
2002 and thereafter....................................................    100.000%

                      REXENE CORPORATION AND SUBSIDIARIES

9.  LONG-TERM DEBT (CONTINUED)
    The Company is not required to make mandatory redemption or sinking fund payments with respect to the 11 3/4% Senior Notes.

    The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

CREDIT AGREEMENT

    Borrowings under the Credit Agreement bear interest at a floating rate based on the prime rate or, at the Company's option, on the reserve-adjusted London Interbank offered rate and is secured by the pledge of substantially all of the assets of the Company, including inventory and accounts receivable and the proceeds thereof, but excluding the property, plant and equipment at the plant in Odessa, Texas and the plant in Scunthorpe, England. Availability of borrowings under the Revolving Credit Facility is based upon a formula related to inventory and accounts receivable. At December 31, 1995, approximately $3.4 million of stand-by letters of credit were outstanding under the Credit Agreement.

    The Credit Agreement contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the 11 3/4% Senior Notes. The Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to the ratio of its earnings to its interest expense, the ratio of its earnings to its fixed charges and a leverage ratio.

10. OTHER NONCURRENT LIABILITIES
    Other noncurrent liabilities consist of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
Accrued environmental remediation costs..........................................  $  20,331  $  22,742
Advance payment from customer....................................................     19,600     --
Accumulated postretirement benefit obligation (note 15)..........................     15,841     15,259
Pension liabilities (note 15)....................................................      6,730      6,355
Other............................................................................      4,605      5,643
                                                                                   ---------  ---------
                                                                                   $  67,107  $  49,999
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    In July 1995, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. The unamortized portion of this advance payment, net of the current portion, is included as a noncurrent liability above. This advance payment is secured by a lien on the styrene plant in Odessa, Texas.

                      REXENE CORPORATION AND SUBSIDIARIES

11. COMMITMENTS
    The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of noncancellable operating lease agreements are as follows (in thousands):

For the years ending December 31,
1996......................................................  $   7,481
1997......................................................      5,311
1998......................................................      4,148
1999......................................................      3,417
2000......................................................      2,233
2001 and thereafter.......................................      4,279
                                                            ---------
Total minimum lease payments..............................  $  26,869
                                                            ---------
                                                            ---------

    Rental expense under operating leases for the years ended December 31, 1995, 1994 and 1993 approximated $8,902,000, $7,616,000 and $7,630,000, respectively.

12. INCOME TAXES
    Income  tax  (expense)  benefit  on  the  Company's  income  (loss)   before
extraordinary loss consists of the following (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                         1995        1994       1993
                                                                      ----------  ----------  ---------
Current:
  Federal...........................................................  $  (30,376) $  (13,883) $   5,390
  State.............................................................      (2,892)     (2,150)      (610)
Deferred............................................................      (5,168)      2,476      4,160
                                                                      ----------  ----------  ---------
                                                                      $  (38,436) $  (13,557) $   8,940
                                                                      ----------  ----------  ---------
                                                                      ----------  ----------  ---------

    In addition, for the year ended December 31, 1994, the Company recorded an income tax benefit of $15.8 million as a result of the extraordinary loss from the Recapitalization.

    The statutory federal income tax rate was 35% for the years ended December 31, 1995, 1994 and 1993. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):

                                                                         YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                        1995        1994       1993
                                                                     ----------  ----------  ---------
Income tax (expense) benefit computed at statutory federal tax rate..............................................................  $  (36,358) $  (12,271) $  11,964
State income taxes.................................................      (1,880)       (554)      (397)
Non-deductible amortization and expenses...........................        (544)       (245)      (493)
Non-cash interest..................................................      --          (1,771)    (1,883)
Effect of change in statutory federal income tax rate..............      --          --         (1,333)
Effect of Foreign Sales Corporation................................       1,013      --         --
Other, net.........................................................        (667)      1,284      1,082
                                                                     ----------  ----------  ---------
Income tax (expense) benefit.......................................  $  (38,436) $  (13,557) $   8,940
                                                                     ----------  ----------  ---------
                                                                     ----------  ----------  ---------

                      REXENE CORPORATION AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    The net deferred income tax liability consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                    1995        1994
                                                                                 ----------  ----------
Property, plant and equipment..................................................  $   71,452  $   70,193
Intangible assets..............................................................         737       1,111
                                                                                 ----------  ----------
  Gross deferred tax liabilities...............................................      72,189      71,304
                                                                                 ----------  ----------
Accounts receivable............................................................      (2,311)     (1,718)
Inventories....................................................................        (659)       (766)
Tax losses and credits carried forward.........................................      (1,358)     (4,238)
Other noncurrent assets........................................................      (1,321)     (2,816)
Other noncurrent liabilities...................................................     (16,895)    (16,721)
Other..........................................................................      (1,335)     (1,903)
                                                                                 ----------  ----------
  Gross deferred tax assets....................................................     (23,879)    (28,162)
                                                                                 ----------  ----------
                                                                                 $   48,310  $   43,142
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    The Company has an unused alternative minimum tax credit carryforward of approximately $0.4 million, which does not expire. The Company has unused net operating loss carryforwards of $2.5 million in the United Kingdom, which do not expire. In 1994, the Company received $5.5 million in income tax refunds related to the carryback of the 1993 and 1992 net operating losses to the year ended December 31, 1990.

13. INTEREST EXPENSE
    For the year ended December 31, 1995, interest expense consists of (i) interest on the 11 3/4% Senior Notes, (ii) interest on the Term Loan, (iii) amortization of debt issuance costs, and (iv) an allocation for interest capitalized in connection with construction projects (see note 5). For the years ended December 31, 1994 and 1993, interest expense consists of (i) interest on the Old Notes, (ii) accretion on the Old Notes, (iii) an adjustment for Emerging Issues Task Force Issue No. 86-15 "Increasing Rate Debt", and (iv) an allocation for interest capitalized in connection with construction projects.

14. OTHER INFORMATION
    Export  sales of the  Company were $77,508,000,  $52,382,000 and $31,617,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Other income for the year ended December 31, 1994 includes the reversal of a $7.4 million lawsuit accrual for which the Company ultimately prevailed on appeal.

    Maintenance   and   repair  expenses   were  $28,606,000,   $27,335,000  and
$27,017,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

15. EMPLOYEE BENEFITS

SAVINGS PLAN

    The Company sponsors an employee savings plan (the "Savings Plan") that provides participating employees with additional income upon retirement. Employees may contribute between 1% and 10% of their base salary up to a maximum of $9,240 annually to the Savings Plan. The Company matches a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
salary. Employee contributions are fully vested. Employer contributions are fully vested upon retirement or after five years of service. For 1995, 1994 and 1993, the Company matched 25% of the employee contributions up to the 6% limit, contributing approximately $388,000, $395,000 and $351,000 to the Savings Plan, respectively.

PENSION AND RETIREMENT PLANS

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

    In October 1994, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement and survivor benefits for certain key employees who complete a specified period of service and otherwise become eligible under the SERP. In 1995, the Company deposited $2.8 million in a rabbi trust account to fund the SERP. In 1994, no amount was funded for the SERP.

    The Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan, and no amount was funded for the Security Plan in 1995 and 1994. No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan.

    Net pension expense consists of the following (in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Service cost..........................................................  $   2,050  $   1,792  $   1,279
Interest cost.........................................................      1,850      1,503        976
Actual return on plan assets..........................................     (2,704)       462     (1,278)
Net amortization and deferral.........................................      1,929     (1,410)       162
                                                                        ---------  ---------  ---------
Net pension expense...................................................  $   3,125  $   2,347  $   1,139
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The following table sets forth the funded status of the pension and retirement plans at December 31 (in thousands):

                                                                                    1995        1994
                                                                                 ----------  ----------
Actuarial present value of benefit obligations:
  Vested benefits..............................................................  $   16,888  $   12,505
  Non-vested benefits..........................................................       8,601       6,734
                                                                                 ----------  ----------
Accumulated benefit obligation.................................................  $   25,489  $   19,239
                                                                                 ----------  ----------
                                                                                 ----------  ----------
Projected benefit obligation...................................................  $   29,425  $   23,152
Plan assets at fair value......................................................     (19,143)    (14,387)
                                                                                 ----------  ----------
Excess of projected benefit obligations over plan assets.......................      10,282       8,765
Unrecognized net loss..........................................................      (1,816)       (193)
Unrecognized prior service cost................................................      (4,824)     (5,388)
Additional liability...........................................................       3,088       3,171
                                                                                 ----------  ----------
Pension liabilities included in other noncurrent liabilities...................  $    6,730  $    6,355
                                                                                 ----------  ----------
                                                                                 ----------  ----------

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
    At December 31, 1995 and 1994, in determining the present value of benefit obligations, a discount rate of 7.25% and 8% was used, respectively. The assumption for the increase in future compensation levels was 4.5% at December 31, 1995 and 1994. At December 31, 1995 and 1994, the expected long-term rate of return on assets used in determining future service costs was 9%.

POSTEMPLOYMENT BENEFITS

    The Company's obligation for postemployment benefits at December 31, 1995 and 1994 approximated $.9 million and $1.1 million, respectively, and is included in other noncurrent liabilities.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company sponsors postretirement benefits other than the Pension Plans, such as health care and medical benefits. The Company reimburses retirees for these benefits but does not provide any additional funding for the postretirement benefits.

    Net postretirement benefit cost consists of the following (in thousands):

                                                                                YEARS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1995       1994       1993
                                                                             ---------  ---------  ---------
Service cost...............................................................  $     374  $     394  $     760
Interest cost..............................................................        766        682      1,070
Net amortization and deferral..............................................       (339)      (284)    --
                                                                             ---------  ---------  ---------
                                                                             $     801  $     792  $   1,830
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The following table sets forth the funded status of the postretirement benefits at December 31 (in thousands):

                                                                                     1995       1994
                                                                                   ---------  ---------
Actuarial present value of benefit obligations:
  Active participants eligible for retirement....................................  $   3,583  $   3,003
  Active participants not yet eligible for retirement............................      3,553      3,889
  Retired participants...........................................................      2,906      2,858
                                                                                   ---------  ---------
Accumulated postretirement benefit obligation....................................     10,042      9,750
Plan assets at fair value........................................................     --         --
                                                                                   ---------  ---------
Excess of benefit obligation over plan assets....................................     10,042      9,750
Unrecognized prior service cost..................................................        760        837
Unrecognized net gain............................................................      5,039      4,672
                                                                                   ---------  ---------
Postretirement benefits included in other noncurrent liabilities.................  $  15,841  $  15,259
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    In 1995 and 1994, in determining the value of postretirement benefit obligations, a discount rate of 7.25% and 8.0%, respectively, was used, and in 1995 the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 9.0% in 1996, and descending to 5.5% in 2003 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $339,000 and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1995 by approximately $43,000.

EMPLOYEE STOCK OPTION PLANS

    In 1988, the Company adopted a stock incentive plan (the "Stock Incentive Plan") providing for the granting of 87,500 stock options for, stock appreciation rights in, and the sale of restricted shares of, common stock for certain employees. In 1993, the Company adopted a stock option plan (the

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
"Employee Plan") providing for the granting of 700,000 stock options for common stock to key employees of the Company. In 1994, the Company adopted a long-term incentive plan (the "Incentive Plan") providing for the granting of 882,000 stock options for common stock to key employees of the Company. The Incentive Plan is intended to replace the Stock Incentive Plan and the Employee Plan. The Company has granted non-qualified stock options under the Stock Incentive Plan and the Employee Plan. No grants had been made as of December 31, 1995 under the Incentive Plan. Changes in stock options during the years indicated are as follows:

                                                                      OPTIONS         PRICE RANGE
                                                                    OUTSTANDING        PER SHARE
                                                                    -----------  ----------------------
Balance at December 31, 1992......................................      32,000   $     10.00 -- $304.00
Granted...........................................................     207,000                     3.43
Cancelled.........................................................     (18,700)        93.60 --  304.00
                                                                    -----------
Balance at December 31, 1993......................................     220,300          3.43 --  304.00
Granted...........................................................     498,000          3.71 --   14.63
Exercised.........................................................      (4,496)                    3.43
Cancelled.........................................................      (8,175)                  304.00
                                                                    -----------
Balance at December 31, 1994......................................     705,629          3.43 --   95.20
Exercised.........................................................     (16,157)         3.43 --    3.71
Cancelled.........................................................      (9,561)         3.43 --   95.20
                                                                    -----------
Balance at December 31, 1995......................................     679,911   $      3.43 -- $ 14.63
                                                                    -----------
                                                                    -----------

    At December 31, 1995, 285,799 options are exercisable under the Stock Incentive Plan and the Employee Plan, and 882,000 options are available for grant under the Incentive Plan.

OUTSIDE DIRECTOR STOCK OPTION PLANS

    In 1993, the Company adopted a non-qualified stock option plan for outside directors providing for the granting of 225,000 stock options for common stock. In 1995, the Company adopted a non-qualified stock option plan for outside directors providing for the granting of 60,000 stock options for common stock. Changes in stock options during the years indicated are as follows:

                                                                           OPTIONS       PRICE RANGE
                                                                         OUTSTANDING      PER SHARE
                                                                         -----------  -----------------
Balance at December 31, 1992...........................................      --       $              --
Granted................................................................     104,167                0.63
                                                                         -----------
Balance at December 31, 1993...........................................     104,167                0.63
Granted................................................................     104,167                0.43
Exercised..............................................................     (14,583)               0.63
Cancelled..............................................................     (18,750)      0.43 --  0.63
                                                                         -----------
Balance at December 31, 1994...........................................     175,001       0.43 --  0.63
Granted................................................................      14,500                2.09
Exercised..............................................................    (104,167)      0.43 --  0.63
                                                                         -----------
Balance at December 31, 1995...........................................      85,334   $   0.43 -- $2.09
                                                                         -----------
                                                                         -----------

    At December 31, 1995, 25,000 options are exercisable, and 45,500 options are available for grant.

STOCK OPTION FOR FORMER OFFICER

    In 1994, a stock option to purchase 105,031 shares of common stock at an aggregate exercise price of $901,120 was exercised.

                      REXENE CORPORATION AND SUBSIDIARIES

15. EMPLOYEE BENEFITS (CONTINUED)
STOCK BONUS PLAN

    In 1985, the Company established an employee stock bonus plan (the "Stock Bonus Plan") for the benefit of its employees. Contributions were made at the discretion of the Company. Effective January 1, 1992, all participants (as defined) became 100% vested, and participation in the Stock Bonus Plan was frozen. The Company intends to terminate the Stock Bonus Plan and distribute all funds in 1996.

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

17. RELATED PARTY TRANSACTIONS
    Pursuant to a letter agreement between the Company and its Chairman of the Board, Arthur L. Goeschel, the Company agreed to pay Mr. Goeschel, in addition to his normal director fees, a sum of $2,750 per day plus expenses for each day over five days per quarter that he spends on Company matters. Under this letter agreement, the Company paid Mr. Goeschel approximately $50,000 and $107,000 in additional fees for the years ended December 31, 1994 and 1993, respectively. No amount of additional fees were paid in 1995.

    Mr. Kevin Clowe, a former director of the Company in 1994 and 1993, is a corporate officer of The American International Group, Inc. ("AIG") which provides various types of insurance for the Company. During 1994 and 1993, the Company paid approximately $3.1 million and $2.8 million, respectively, in premiums and fees to subsidiaries of AIG in the ordinary course of business.

    Mr. Ilan Kaufthal, a director of the Company, is a managing director of Schroder Wertheim & Co. Incorporated ("Schroder"). In connection with the Recapitalization in 1994, the Company paid Schroder underwriter fees of approximately $2.9 million.

    A son of Mr. Andrew J. Smith, the Chief Executive Officer and a director of the Company, became a Vice President in 1990 and a stockholder in 1993 of Orion Pacific, Inc. ("Orion"). In August 1993, the son of Mr. Smith resigned as an officer and employee of Orion. Pursuant to contractual arrangements entered into in 1988, (i) the Company sells to Orion certain (a) discarded by-products which Orion extracts from Company landfills and (b) scrap products, and (ii) Orion packages and processes a portion of APAO manufactured by the Company at its plant in Odessa, Texas. During the year ended December 31, 1993, the Company sold approximately $.3 million, of such by-product and scrap products to Orion in the ordinary course of business, and the Company purchased approximately $1.6 million of APAO processing and packaging services and miscellaneous materials from Orion.

                      REXENE CORPORATION AND SUBSIDIARIES

18. CONTINGENCIES

ENVIRONMENTAL REGULATION

    The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $20.3 million accrued in the December 31, 1995 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

PHILLIPS BLOCK COPOLYMER LITIGATION

    In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company's copolymer process for polypropylene infringed Phillips' two "block" copolymer patents, the last of which expired in 1994. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips has filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. The court has entered an order denying Phillips' motion to disqualify the special master. The summary judgment motions are still pending. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding.

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

                      REXENE CORPORATION AND SUBSIDIARIES

18. CONTINGENCIES (CONTINUED)
An amended complaint filed in May 1990 further alleged that the Company made a material misrepresentation that induced Phillips to enter into the License Agreement and that Phillips entered into the License Agreement as a consequence of a mutual mistake of the parties. The amended complaint therefore alleged that the License Agreement was void AB INITIO. The Company filed a motion to dismiss Phillips' amended complaint for failure to state a claim. On December 30, 1993, the Court entered an order dismissing Phillips' claim that the License Agreement was void AB INITIO, and ordered that the 1990 license termination issue be resolved at trial. A trial was conducted before the United States District Court in October 1994. At trial, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the United States District Court entered judgment in favor of the Company on the license termination issue and concluded that Phillips had not properly terminated the License Agreement. Thus, the License Agreement remains in effect, and the Company is not infringing the '851 Patent. Phillips has appealed the court's judgment on the license termination issue only. The appeal was argued on March 6, 1996 before the Court of Appeals for the Federal Circuit. No decision has been entered by the Court of Appeals. Although the Company believes that it has meritorious defenses to this lawsuit, in the event of an unfavorable ruling, the Company will be required to renegotiate a new license agreement at a substantially higher rate than paid under the current license.

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

                            ------------------------

    Although there can be no assurance of the final resolution of any of these matters, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the various claims made and intends to defend each suit vigorously, and the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      REXENE CORPORATION AND SUBSIDIARIES

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    Summarized quarterly financial information for the years ended December 31, 1995 and 1994 is as follows (in thousands):

                                                                  FOR THE QUARTERS ENDED
                         --------------------------------------------------------------------------------------------------------
                         DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
                             1995          1995         1995        1995          1994          1994         1994        1994
                         ------------  -------------  ---------  -----------  ------------  -------------  ---------  -----------
Net sales..............   $  132,145     $ 154,113    $ 159,452   $ 169,528    $  151,804     $ 142,937    $ 124,140   $ 119,076
Gross profit...........       29,163        40,154       52,284      55,997        42,717        33,529       23,991      19,672
Income (loss) before
 extraordinary loss....        8,102        13,960       20,532      22,849        15,351         6,814        1,064      (1,725)
Extraordinary loss.....       --            --           --          --           (25,831)       --           --          --
Net income (loss)......        8,102        13,960       20,532      22,849       (10,480)        6,814        1,064      (1,725)
Weighted average shares
 outstanding...........       19,112        19,143       19,125      19,104        13,992        11,063       10,898      10,501
Income (loss) per
 share:
Income (loss) before
 extraordinary loss....          .42           .73         1.07        1.20          1.10           .62          .10        (.16)
Extraordinary loss.....       --            --           --          --             (1.85)       --           --          --
Net income (loss)......          .42           .73         1.07        1.20          (.75)          .62          .10        (.16)
Dividends per share....          .04        --           --          --            --            --           --          --

20. SUBSEQUENT EVENT
    On March 15, 1996, the Board of Directors approved a financing plan (the "Financing"), and the Company executed a commitment letter with a bank to replace the existing Revolving Credit Facility. The Financing would provide a new credit facility (the "New Credit Facility") in an initial principal amount of $150 million. The Financing is contingent on a number of factors including the negotiation of the New Credit Facility. The Company anticipates consummation of the Financing during the second quarter of 1996.