Form 10-Q
period 1996-03-31
REXENE CORP
filed 1996-04-30
CIK 829218

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

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

     At April 26, 1996, 18,769,951 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       REXENE CORPORATION AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . .    1

           Condensed Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .    2

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . .    3

           Notes to Condensed Consolidated Financial Statements. . . . . .    4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .    5

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    8

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    8

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                       REXENE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1996           1995
                                                         ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . .     $139,687       $169,528
                                                       --------       --------
Operating expenses:
  Cost of sales. . . . . . . . . . . . . . . . . .      113,205        113,531
  Marketing, general and administrative  . . . . .       10,414         10,732
  Research and development . . . . . . . . . . . .        2,040          1,972
                                                       --------       --------

                                                        125,659        126,235
                                                       --------       --------

Operating income . . . . . . . . . . . . . . . . .       14,028        43,293
                                                       --------       --------

Interest expense . . . . . . . . . . . . . . . . .       (4,367)        (7,286)
Interest income. . . . . . . . . . . . . . . . . .          769            757
Other, net . . . . . . . . . . . . . . . . . . . .          (26)           (18)
                                                       --------       --------

Income before income taxes . . . . . . . . . . . .       10,404         36,746

Income tax expense . . . . . . . . . . . . . . . .        3,934         13,897
                                                       --------       --------

Net income . . . . . . . . . . . . . . . . . . . .     $  6,470      $  22,849
                                                       --------       --------
                                                       --------       --------
Weighted average shares outstanding. . . . . . . .       19,126         19,104
                                                       --------       --------
                                                       --------       --------
Net income per share . . . . . . . . . . . . . . .     $  0.34        $  1.20
                                                       --------       --------
                                                       --------       --------


            See notes to condensed consolidated financial statements.

                       REXENE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                           March 31,    December 31,
                                                                             1996          1995
                                                                           ---------     ---------
                                     ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . $  11,733    $  47,258
Deposit held in trust. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,616        3,547
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .    75,441       73,520
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    64,882       62,257
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,163        5,663
Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . .       313          531
                                                                           ---------    ---------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .   161,148      192,776

Property, plant and equipment, net . . . . . . . . . . . . . . . . . . .     303,513      291,675
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .    12,051       11,811
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .    23,859       24,329
                                                                           ---------    ---------
                                                                            $500,571     $520,591
                                                                           ---------    ---------
                                                                           ---------    ---------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  29,443    $  29,768
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,824       14,319
Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,854        1,714
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,590       30,778
Employee benefits payable. . . . . . . . . . . . . . . . . . . . . . . . .     3,941        7,781
                                                                           ---------    ---------


  Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .    59,652       84,360

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   175,000      175,000
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . .    66,808       67,107
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .    53,458       53,973

Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million
    shares authorized; none issued and outstanding . . . . . . . . . . . .       --           --
  Common stock, par value $.01 per share; 100 million shares authorized;
    18.8 and 18.7 million shares issued and outstanding,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       188          187
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   111,319      111,247
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,315       28,595
  Foreign currency translation adjustment. . . . . . . . . . . . . . . . .      (169)         122
                                                                           ---------    ---------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   145,653      140,151
                                                                           ---------    ---------
                                                                            $500,571     $520,591
                                                                           ---------    ---------
                                                                           ---------    ---------


                 See notes to condensed consolidated financial statements.

                         REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        1996          1995
                                                                        ----          ----
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,470      $22,849
                                                                       --------      -------
Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .          5,682        4,888
  Deferred income taxes. . . . . . . . . . . . . . . . . . .                 (7)       2,008
  Amortization of debt issuance costs. . . . . . . . . . . . . .            250          768
  Change in:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .         (1,922)      (2,905)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         (2,641)       4,436
    Prepaid expenses and other . . . . . . . . . . . . . . . . .            218          559
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .        (26,188)      11,714
    Accounts payable . . . . . . . . . . . . . . . . . . . . .             (296)     (15,707)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . .          5,140        6,225
    Employee benefits payable and accrued liabilities. . . . . .         (3,343)      (2,015)
    Other noncurrent liabilities . . . . . . . . . . . . . . .              601         (285)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              307       (2,066)
                                                                       --------      -------
  Total adjustments. . . . . . . . . . . . . . . . . . . . . . .        (22,199)       7,620
                                                                       --------      -------
Net cash provided by (used for) operating activities . . . . . .        (15,729)      30,469
                                                                       --------      -------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . .        (17,386)      (9,488)
  Purchase of intangible asset . . . . . . . . . . . . . . . . .           (833)         -
                                                                       --------      -------

Net cash used for investing activities . . . . . . . . . . . . .        (18,219)      (9,488)
                                                                       --------      -------
Cash flows from financing activities:
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . .            -        (20,000)
  Repayment of advance payment from customer . . . . . . . . . .           (900)         -
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .           (750)         -
  Proceeds from issuance of common stock, net. . . . . . . . . .             73          276
                                                                       --------      -------

Net cash used for financing activities . . . . . . . . . . . . .         (1,577)     (19,724)
                                                                       --------      -------
Net increase (decrease) in cash and cash equivalents . . . . . .        (35,525)       1,257

Cash and cash equivalents at beginning of quarter. . . . . . . .         47,258       45,822
                                                                       --------      -------
Cash and cash equivalents at end of quarter. . . . . . . . . . .        $11,733      $47,079
                                                                       --------      -------
                                                                       --------      -------

Supplemental cash flow information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . .       $     75          681
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . .     $ 30,310      $   196

               See notes to condensed consolidated financial statements.

                          REXENE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

Rexene Corporation manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene.
These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, Rextac-Registered Trademark- amorphous polyalphaolefin ("Rextac") and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company."

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1995 Annual Report on Form 10-K.

2. INCOME TAXES

Income tax expense consists of the following (in thousands):

                                                                       Three Months Ended
                                                                             March 31,
                                                                        1996        1995
                                                                        ----        ----
Current:
  Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,420      $10,488
  State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        521        1,401
Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)       2,008
                                                                       ------      -------
                                                                       $3,934      $13,897
                                                                       ------      -------
                                                                       ------      -------

3. INVENTORIES

Inventories consist of the following (in thousands):

                                                                     March 31,     December
                                                                       1996        31, 1995
                                                                      -------      --------
Raw materials. . . . . . . . . . . . . . . . . . . . . . . . . . .    $22,189      $20,144
Work in progress . . . . . . . . . . . . . . . . . . . . . . . .        5,557        5,356
Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .     37,136       36,757
                                                                      -------      -------
                                                                      $64,882      $62,257
                                                                      -------      -------
                                                                      -------      -------

4. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                                     March 31,     December
                                                                       1996        31, 1995
                                                                      -------      --------
Property, plant and equipment. . . . . . . . . . . . . . . . . .     $364,611      $347,527
Less accumulated depreciation. . . . . . . . . . . . . . . . . .      (61,098)      (55,852)
                                                                     --------      --------
                                                                     $303,513      $291,675
                                                                     --------      --------
                                                                     --------      --------

5. INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                                                     March 31,     December
                                                                       1996        31, 1995
                                                                      -------      --------
Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . .      $ 9,735       $ 9,735
Less accumulated amortization. . . . . . . . . . . . . . . . . .       (3,241)       (2,991)
                                                                      -------       -------
                                                                        6,494         6,744
                                                                      -------       -------
Reorganization value in excess of amounts allocable to
 identifiable assets . . . . . . . . . . . . . . . . . . . . . .        4,298         4,298
Less accumulated amortization. . . . . . . . . . . . . . . . . .       (1,237)       (1,171)
                                                                      -------       -------
                                                                        3,061         3,127
                                                                      -------       -------
Other intangible assets. . . . . . . . . . . . . . . . . . . . . .      6,377         5,544
Less accumulated amortization. . . . . . . . . . . . . . . . . .       (3,881)       (3,604)
                                                                      -------       -------
                                                                        2,496         1,940
                                                                      -------       -------
                                                                      $12,051       $11,811
                                                                      -------       -------
                                                                      -------       -------

6. CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $20 million accrued in the March 31, 1996 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

The Company is a party to various lawsuits arising in the ordinary course of business and to certain other lawsuits which are set forth in Note 18 to the Consolidated Financial Statements included in the Company's 1995 Annual
Report on Form 10-K. There have been no material changes to the lawsuits described in the aforementioned Note 18, except as described in Part II below.

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

The Company's plastic film and Rextac-Registered Trademark- polymer businesses are generally less sensitive to the economic cycles.
Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins.

Following a significant improvement in domestic economic growth since the second half of 1994, these cyclical markets experienced increased levels of demand through the second quarter of 1995 which resulted in greater capacity utilization and higher domestic and export prices. This increase in demand enabled the Company and the industry in general to increase selling prices significantly beginning in the second quarter of 1994 through the first half of 1995 even though feedstock costs were relatively stable. During the second half of 1995 and the first quarter of 1996, the domestic petrochemical and polymer markets experienced a decrease in demand and selling prices due to several factors, including inventory reductions by customers, the slowdown in economic growth in the United States and a decrease in exports, particularly to the Chinese market. In addition, prices for these products were influenced by industry capacity additions in 1995. This decrease in demand and selling prices is anticipated to stabilize in the second quarter of 1996.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. During the first quarter of 1996, feedstocks accounted for approximately 28% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

The Company's overall sales and profitability were lower in the first quarter of 1996 as compared to the first quarter of 1995. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the first quarter of 1995 as compared to the first quarter of 1996. Net sales decreased $29.8 million (or 18%) from the first quarter of 1995 to the first quarter of 1996 principally due to lower average sales prices in all product lines, partially offset by higher polyethylene and styrene sales volumes. Styrene sales decreased $13.6 million (or 36%) principally due to a decrease in average sales price of 16 cents per pound. Plastic film sales decreased $11.3 million (or 24%) principally due to a decrease in average sales price of 8 cents per pound and a decrease in sales volumes of 8.5 million pounds. Polyethylene sales decreased $7.5 million (or 16%) principally due to a decrease in average sales price of 14 cents per pound, partially offset by an increase in sales volumes of 11.1 million pounds. Polypropylene sales decreased $2.3 million (or 10%) principally due to a decrease in average sales price of 3 cents per pound and a decrease in sales volumes of 1.9 million pounds. Other sales increased $5.5 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 33% for the three months ended March 31, 1995 to 19% for the three months ended March 31, 1996 principally due to the decrease in sales prices discussed above. Marketing, general and administrative expenses and research and development expenses remained relatively stable from the first quarter of 1995 to 1996.

Due primarily to the factors discussed above, operating income decreased $29.3 million (or 68%) for the three months ended March 31, 1996 as compared to the corresponding period in 1995. Net interest expense decreased $2.9 million (or 45%) in the first quarter of 1996 as compared to the first quarter of 1995 principally due to the repayment of bank debt in the first half of 1995. Income tax expense decreased $10.0 million (or 72%) in the first quarter of 1996 as compared to the first quarter of 1995 principally due to the decrease in operating income discussed above.

Due primarily to the factors discussed above, the Company's net income decreased $16.4 million (or 72%) in the first quarter of 1996 as compared to the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1996, net cash provided by operating activities decreased $46.2 million as compared to the comparable period in 1995. This decrease was principally due to the payment in March 1996 of the Company's 1995 federal income taxes of approximately $30 million and due to lower operating income discussed above.

On April 24, 1996, the Company executed an amendment to the Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement provides a new line of credit in an initial amount of $150 million for a seven year term. The primary use of proceeds from the new line of credit is to provide funds to finance portions of the Company's capital expenditure program at its Odessa, Texas manufacturing facility over the next three years, including the construction of a flexible polyolefin polymer plant, the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene plant.

The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the Amended Credit Agreement, will be adequate to make scheduled payments of interest on the 11 3/4% Senior Notes due 2004 and the Amended Credit Agreement, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $20 million accrued in the March 31, 1996 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions. As part of its financial assurance requirements under the Resource Conservation and Recovery Act and equivalent Texas law, the Company has deposited approximately $3.6 million in trust to cover closure and post-closure costs and plugging and abandonment costs at certain of the Odessa, Texas manufacturing facility's hazardous waste management units. Based on the Company's improved financial condition, the Company has met the regulatory requirements to recover the funds in the trust. These funds are anticipated to be released by the Texas Natural Resource Conservation Commission in the second quarter of 1996.

The discussions in this report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that affect the Company's operations, markets, products, services, prices and the other factors as discussed in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties include, but are not limited to, the demand for the Company's products, economic conditions, customer inventory levels, competitive pricing pressures, feedstock costs, changes in industry production capacities and operating rates, competitive technology positions, and the failure of the Company to improve operational efficiencies or develop and successfully market new products as anticipated or complete construction projects on schedule.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PHILLIPS CRYSTALLINE LICENSE LITIGATION

As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in May 1990, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the District of Delaware (the "Trial Court") seeking injunctive relief, compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the "'851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended, (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement and that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. At a trial before the Court in October 1994, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the Trial Court entered judgment in favor of the Company on the license termination issue and concluded that Phillips' notice of default was insufficient to terminate the License Agreement. Phillips appealed the Trial Court's judgment to the Court of Appeals for the Federal Circuit. On March 27, 1996, the Court of Appeals entered an order reversing the Trial Court and holding that the form of notice was sufficient and remanding the action to the Trial Court. Rexene has filed a motion with the appeals court to reconsider its decision. If the motion to reconsider is not successful, the Trial Court will review Phillips' claims and other defenses asserted by Rexene which were not previously ruled on in order to enter a new judgment. Although the Company believes that it has meritorious defenses to this lawsuit, in the event of an unfavorable ruling, the Company will be required to renegotiate a new license agreement at a substantially higher rate than paid under the current license.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           10.15.3 -- Amended and Restated Credit Agreement dated as of
                      April 24, 1996

(b)        Reports Submitted on Form 8-K:

           None.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REXENE CORPORATION
                                     Registrant


Date: April 29, 1996                 By: /s/ Geff Perera
                                        -----------------------
                                             Geff Perera
                                      Vice President and Controller