Form 10-Q
period 1996-06-30
REXENE CORP
filed 1996-08-09
CIK 829218

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               ---------------

                                  FORM 10-Q

                               ---------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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

At August 5, 1996, 18,804,034 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.


================================================================================

                      REXENE CORPORATION AND SUBSIDIARIES



                                                                                                                      Page
                                                                                                                      ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1996 and 1995  . . . . 1

         Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995  . . . . . . . 3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . . 5

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                      REXENE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                             1996              1995             1996             1995
                                                            -------          --------         --------         --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $146,462         $159,452         $286,149         $328,980
                                                            --------         --------         --------         --------

Operating expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .    117,313          107,168          230,518          220,699
  Marketing, general and administrative . . . . . . . . .     11,369           10,587           21,783           21,319
  Research and development  . . . . . . . . . . . . . . .      2,134            2,289            4,174            4,261
                                                            --------         --------         --------         --------

                                                             130,816          120,044          256,475          246,279
                                                            --------         --------         --------         --------

Operating income  . . . . . . . . . . . . . . . . . . . .     15,646           39,408           29,674           82,701
                                                            --------         --------         --------         --------

Interest expense  . . . . . . . . . . . . . . . . . . . .     (4,183)          (7,328)          (8,550)         (14,614)
Interest income . . . . . . . . . . . . . . . . . . . . .        351              820            1,120            1,577
Other, net  . . . . . . . . . . . . . . . . . . . . . . .         30             (116)               4             (134)
                                                            --------         --------         --------         --------

Income before income taxes  . . . . . . . . . . . . . . .     11,844           32,784           22,248           69,530

Income tax expense  . . . . . . . . . . . . . . . . . . .      4,352           12,252            8,286           26,149
                                                            --------         --------         --------         --------

Net income  . . . . . . . . . . . . . . . . . . . . . . .   $  7,492         $ 20,532         $ 13,962         $ 43,381
                                                            ========         ========         ========         ========

Weighted average shares outstanding . . . . . . . . . . .     19,139           19,125           19,132           19,119
                                                            ========         ========         ========         ========

Net income per share  . . . . . . . . . . . . . . . . . .   $   0.39         $   1.07         $   0.73         $   2.27
                                                            ========         ========         ========         ========





           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                        June 30,    December 31,
                                                                                          1996         1995
                                                                                      -----------   ------------
                                  ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    2,814    $   47,258
Deposit held in trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          3,547
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       82,505        73,520
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,899        62,257
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,580         5,663
Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          430           531
                                                                                      ----------    ----------

  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,228       192,776

Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . .      322,472       291,675
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,980        11,811
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,360        24,329
                                                                                      ----------    ----------

                                                                                      $  518,040    $  520,591
                                                                                      ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   33,742    $   29,768
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,316        14,319
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,723         1,714
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,586        30,778
Employee benefits payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,527         7,781
                                                                                      ----------    ----------

  Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,894        84,360

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      190,000       175,000
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,314        67,107
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,166        53,973

Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million shares authorized;
    none issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .          -             -
  Common stock, par value $.01 per share; 100 million shares authorized; 18.8 and
    and 18.7 million shares issued and outstanding, respectively  . . . . . . . . .          188           187
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      111,398       111,247
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,055        28,595
  Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . .           25           122
                                                                                      ----------    ----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .      152,666       140,151
                                                                                      ----------    ----------

                                                                                      $  518,040    $  520,591
                                                                                      ==========    ==========


           See notes to condensed consolidated financial statements.

                     REXENE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                       1996          1995
                                                                                     ---------     --------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  13,962     $ 43,381
                                                                                     ---------     --------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .     11,528       10,329
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        276        3,902
  Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . .        575        2,376
  Change in:
    Deposit held in trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,547            -
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,964)      (1,586)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,638)         544
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . .        102          579
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29,192)      22,408
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,987      (11,859)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9        (180)
    Employee benefits payable and accrued liabilities . . . . . . . . . . . . . . .     (3,267)       2,785
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .      1,007       (5,736)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (248)       4,239
                                                                                     ---------     --------

  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,278)      27,801
                                                                                     ---------     --------

Net cash provided by (used for) operating activities  . . . . . . . . . . . . . . .     (8,316)      71,182
                                                                                     ---------     --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (41,547)     (20,718)
  Purchase of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,833)         -
                                                                                     ---------     --------

Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . . .    (43,380)     (20,718)
                                                                                     ---------     --------

Cash flows from financing activities:
  Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,000           -
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,598)          -
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (100,000)
  Advance payment (repayment) from customer . . . . . . . . . . . . . . . . . . . .     (1,800)      25,000
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,502)          -
  Proceeds from issuance of common stock, net . . . . . . . . . . . . . . . . . . .        152          335
                                                                                     ---------     --------

Net cash provided by (used for) financing activities  . . . . . . . . . . . . . . .      7,252      (74,665)
                                                                                     ---------     --------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    (44,444)     (24,201)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .     47,258       45,822
                                                                                     ---------     --------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .  $   2,814     $ 21,621
                                                                                     =========     ========

Supplemental cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  10,545     $ 13,614
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  37,486     $  1,287


           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      GENERAL

Rexene Corporation manufactures and markets a wide variety of products through two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, Rextac(R) amorphous polyalphaolefin ("Rextac") and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company."

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

2.      INCOME TAXES

Income tax expense consists of the following (in thousands):

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                          1996      1995       1996       1995
                                        -------   --------   -------   --------
Current:
  Federal . . . . . . . . . . . . . .   $ 3,499    $ 9,490   $ 6,919   $ 19,978
  State   . . . . . . . . . . . . . .       570        868     1,091      2,269
Deferred  . . . . . . . . . . . . . .       283      1,894       276      3,902
                                        -------    -------   -------   --------

                                        $ 4,352    $12,252   $ 8,286   $ 26,149
                                        =======    =======   =======   ========

3.      INVENTORIES

Inventories consist of the following (in thousands):

                                             June 30,        December
                                               1996          31, 1995
                                            ----------       --------
Raw materials . . . . . . . . . . . . .  .  $ 20,885         $ 20,144
Work in progress  . . . . . . . . . . .  .     8,593            5,356
Finished goods  . . . . . . . . . . . .  .    34,421           36,757
                                            --------         --------
                                            $ 63,899         $ 62,257
                                            ========         ========

 4.       PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                             June 30,       December
                                               1996         31, 1995
                                            ----------      ---------
Property, plant and equipment . . . . . . . $ 389,016       $ 347,527
Less accumulated depreciation . . . . . . .   (66,544)        (55,852)
                                            ---------       ---------

                                            $ 322,472       $ 291,675
                                            =========       =========

5.      INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                                                                              June 30,     December
                                                                                                1996       31, 1995
                                                                                              --------     --------
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 14,333     $  9,735
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,566)      (2,991)
                                                                                              --------     --------

                                                                                                10,767        6,744
                                                                                              --------     --------

Reorganization value in excess of amounts allocable to identifiable assets  . . . . . . . .      4,298        4,298
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,304)      (1,171)
                                                                                              --------     --------

                                                                                                 2,994        3,127
                                                                                              --------     --------

Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,377        5,544
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,158)      (3,604)
                                                                                              --------     --------

                                                                                                 3,219        1,940
                                                                                              --------     --------
                                                                                              $ 16,980     $ 11,811

6.      CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $19.7 million accrued in the June 30, 1996 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

The Company is a party to various litigation arising in the ordinary course of business and to certain other litigation which are set forth in Note 18 to the Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K. There have been no material changes to the litigation described in the aforementioned Note 18, except as described in Part II below.

Although there can be no assurance of the final resolution of such litigation, the Company believes that, based upon its current knowledge of the facts of each case, it has meritorious defenses to the various claims made and intends to defend each lawsuit vigorously, and the Company does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and Rextac polymer businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins.

Following a significant improvement in domestic economic growth since the second half of 1994, these cyclical markets experienced increased levels of demand through the second quarter of 1995 which resulted in greater capacity utilization and higher domestic and export prices. This increase in demand enabled the Company and the industry in general to increase selling prices significantly beginning in the second quarter of 1994 through the first half of 1995 even though feedstock costs were relatively stable. During the second half of 1995 and the first quarter of 1996, the domestic petrochemical and polymer markets experienced a decrease in demand and selling prices due to several factors, including inventory reductions by customers, the slowdown in economic growth in the United States and a decrease in exports, particularly to the Chinese market. In addition, prices for these products were influenced by industry capacity additions in 1995. This decrease in demand and selling prices stabilized in the second quarter of 1996. In the polyethylene business, selling prices were increased late in the second quarter and further increases have been announced effective August 1, 1996 and September 1, 1996.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based on the prices of natural gas and oil. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. During the first six months of 1996, the Company's feedstock costs increased as compared to late 1995.

For a discussion of certain matters that the Company anticipates could significantly affect results of operations and financial condition in future periods, see the exhibits to this Report referenced in Item 5 below.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

The Company's overall sales and profitability were lower in the second quarter of 1996 as compared to the second quarter of 1995. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the second quarter of 1995 as compared to the second quarter of 1996. Net sales decreased $13.0 million (or 8%) from the second quarter of 1995 to the second quarter of 1996 principally due to lower average sales prices in all major product lines, partially offset by higher sales volumes in all major product lines except plastic film. Plastic film sales decreased $7.1 million (or 16%) principally due to a decrease in average sales price of 6 cents per pound and a decrease in sales volumes of 4.0 million pounds as a result of changing technology in the disposable diaper industry. Styrene sales decreased $6.9 million (or 22%) principally due to a decrease in average sales price of 21 cents per pound, partially offset by an increase in sales volumes of 22.8 million pounds. Polyethylene sales decreased $4.9 million (or 11%) principally due to a decrease in average sales price of 9 cents per pound, partially offset by an increase in sales volumes of 6.0 million pounds. Polypropylene sales increased $0.7 million (or 3%) principally due to an increase in sales volume of 4.4 million pounds, partially offset by a decrease in average sales price of 4 cents per pound. Rextac sales increased $1.3 million (or 21%) principally due to an increase in sales volume of 2.5 million pounds. Other sales increased $3.9 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 33% for the three months ended June 30, 1995 to 20% for the three months ended June 30, 1996 principally due to the decrease in sales prices discussed above. Marketing, general and administrative expenses and research and development expenses remained relatively stable for the second quarter of 1995 as compared to the second quarter of 1996.

Due primarily to the factors discussed above, operating income decreased $23.8 million (or 60%) for the three months ended June 30, 1996 as compared to the corresponding period in 1995. Net interest expense decreased $2.7 million (or 41%) in the second quarter of 1996 as compared to the second quarter of 1995 principally due to the repayment of bank debt in the first half of 1995, offset by interest on bank borrowings in the second quarter of 1996. Income tax expense decreased $7.9 million (or 64%) in the second quarter of 1996 as compared to the second quarter of 1995 principally due to the decrease in operating income discussed above. Due primarily to the factors discussed above, the Company's net income decreased $13.0 million (or 64%) in the second quarter of 1996 as compared to the second quarter of 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The Company's overall sales and profitability were lower in the first half of 1996 as compared to the first half of 1995. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the first half of 1995 as compared to the first half of 1996. Net sales decreased $42.8 million (or 13%) from the first half of 1995 to the first half of 1996 principally due to lower average sales prices in all major product lines, partially offset by increases in sales volumes in all product lines except plastic film. Plastic film sales decreased $18.4 million (or 20%) principally due to a decrease in average sales price of 6 cents per pound and a decrease in sales volumes of 12.5 million pounds as a result of changing technology in the disposable diaper industry. Styrene sales decreased $20.4 million (or 30%) principally due to a decrease in average sales price of 18 cents per pound, partially offset by an increase in sales volumes of 23.1 million pounds. Polyethylene sales decreased $12.4 million (or 14%) principally due to a decrease in average sales price of 11 cents per pound, partially offset by an increase in sales volumes of 17.1 million pounds. Polypropylene sales decreased $1.7 million (or 4%) principally due to a decrease in average sales price of 3 cents per pound, partially offset by an increase in sales volumes of 2.5 million pounds. Rextac sales increased $0.7 million (or 6%) principally due to an increase in sales volumes of 1.4 million pounds. Other sales increased $9.4 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 33% for the six months ended June 30, 1995 to 19% for the six months ended June 30, 1996 principally due to the decrease in sales prices discussed above. Marketing, general and administrative expenses and research and development expenses remained relatively stable for the first half of 1995 as compared to the first half of 1996.

Due primarily to the factors discussed above, operating income decreased $53.0 million (or 64%) for the six months ended June 30, 1996 as compared to the corresponding period in 1995. Net interest expense decreased $5.6 million (or 43%) in the first half of 1996 as compared to the first half of 1995 principally due to the repayment of bank debt in the first half of 1995, offset by interest on bank borrowings in the second quarter of 1996. Income tax expense decreased $17.9 million (or 68%) in the first half of 1996 as compared to the first half of 1995 principally due to the decrease in operating income discussed above. Due primarily to the factors discussed above, the Company's net income decreased $29.4 million (or 68%) in the first half of 1996 as compared to the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, net cash provided by operating activities decreased $79.5 million as compared to the comparable period in 1995. This decrease was principally due to the payment in March 1996 of the Company's 1995 federal income taxes of approximately $30 million and due to lower operating income discussed above.

On April 24, 1996, the Company executed an amendment to its existing credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement provides a new line of credit in an amount of $150 million for a seven year term. The primary use of proceeds from the new line of credit is to provide funds to finance portions of the Company's capital expenditure program at its Odessa, Texas manufacturing facility over the next three years, including the construction of a flexible polyolefin polymer plant, the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene plant. As of August 5, 1996, the outstanding balance under the Amended Credit Agreement was $25 million.

On August 5, 1996, the Company executed an agreement with a bank for a $10 million uncommitted, unsecured line of credit (the "Unsecured Note") for day to day cash flow needs.

The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the Amended Credit Agreement, will be adequate to make scheduled payments of interest on the 11 3/4% Senior Notes due 2004, the Amended Credit Agreement and the Unsecured Note, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $19.7 million accrued in the June 30, 1996 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions. Based on the Company's improved financial condition, the Company recovered approximately $3.6 million held by the Texas Natural Resource Conservation Commission in trust to cover certain environmental contingency obligations.

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

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Phillips Crystalline License Litigation

As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware (the "Trial Court") seeking injunctive relief, compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the "'851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the '851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement and that, without an effective License Agreement, the Company's continuing use of the '851 Patent constitutes an infringing use. At trial in October 1994, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the Trial Court entered judgment in favor of the Company on the license termination issue and concluded that Phillips' notice of default was insufficient to terminate the License Agreement. Phillips appealed the Trial Court's judgment to the Court of Appeals for the Federal Circuit. On March 27, 1996, the Court of Appeals entered an order reversing the Trial Court and holding that the form of notice was sufficient and remanding the action to the Trial Court. On May 20, 1996, the Court of Appeals denied the Company's motion to reconsider its decision. The Trial Court must now review Phillips' claims and other defenses asserted by Rexene which were not previously ruled on in order to enter a new judgment. Although the Company believes that it has meritorious defenses to this lawsuit, in the event of an unfavorable ruling, the Company will be required to renegotiate a new license agreement at a substantially higher rate than paid under the current license.

Odessa Residents' Tort Litigation

As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, on April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen and to add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen). The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct and payment of property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorney's fees; punitive damages and injunctive relief. Plaintiffs' petition specified alleged pollution from air emissions from the three plants as a basis for their claims. The trial court has allowed intervention and severed the action from the original lawsuit against Dynagen. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. Defendants are challenging the NAACP's standing to participate in the lawsuit. At a hearing in May 1996, the trial court announced that the lawsuit would be tried by groups of plaintiffs with the first group of 65 plaintiffs set for trial in May 1997. The trial court allowed plaintiffs' counsel to designate ten plaintiffs for the first trial, and the trial court selected the remaining 55 at random. Pretrial discovery is ongoing.

Shareholder Litigation

On July 23, 1996, the Company was served with a purported stockholder class action lawsuit as filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of an unsolicited offer from Huntsman Corporation ("Huntsman") to purchase all of the issued and outstanding shares of common stock of the Company for $14.00 per share. The lawsuit names the Company and each of its directors as defendants. The complaint alleges that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties including Huntsman in order to entrench management. Plaintiff seeks certification of the lawsuit as a class action, an order requiring defendants to take various actions including exposing the Company to the market place in an effort to create an auction of the Company and an unspecified amount of damages. The Company is also aware of two other similar lawsuits that are also pending in the Chancery Court. Although the Company believes that its conduct and the conduct of its directors was appropriate and intends to defend this and other lawsuits vigorously, there can be no assurance of the final resolution of any of these matters.

ITEM 5.     OTHER INFORMATION

On July 17, 1996, the Company received an unsolicited proposal from Huntsman to purchase all of the issued and outstanding shares of common stock of the Company for $14.00 per share in a merger transaction. On July 22, 1996, the Company's Board of Directors rejected the proposal. On August 1, 1996, the Company received a revised unsolicited proposal from Huntsman for $15.00 per share. The Company's Board of Directors rejected this second proposal and so notified Huntsman on August 5, 1996. Attached hereto as exhibits 99.1, 99.2 and 99.3 are copies of the press releases and letter to stockholders issued by the Company setting forth the reasons for the Board's rejection of the Huntsman proposals.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           10.6.1   -    Amendment to Rexene Corporation Supplemental Executive
                         Retirement Plan, dated as of June 11, 1996.
           10.6.2   -    Amendment No. 2 to Rexene Corporation Supplemental
                         Executive Retirement Plan, dated as of June 26, 1996.
           10.8.2   -    Form of Letter Agreement between Rexene Corporation
                         and each member of its Executive Management Team.
           10.15.4  -    Money Market Grid Promissory Note, dated August 5,
                         1996, payable to the order of the Bank of Nova Scotia.
           99.1     -    Press Release, dated July 22, 1996, announcing
                         rejection of Huntsman unsolicited takeover bid.
           99.2     -    Letter to Shareholders, dated July 25, 1996.
           99.3     -    Press Release, dated August 5, 1996, announcing
                         rejection of second unsolicited Huntsman proposal.

(b)            Reports Submitted on Form 8-K:

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 REXENE CORPORATION
                                                 Registrant

Date:    August 8, 1996                          By:    /s/ Geff Perera
                                                    -------------------------
                                                           Geff Perera
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                EXHIBIT INDEX



Exhibit No.         Description
- -----------         -----------
  10.6.1        Amendment to Rexene Corporation Supplemental Executive
                Retirement Plan, dated as of June 11, 1996.
  10.6.2        Amendment No. 2 to Rexene Corporation Supplemental
                Executive Retirement Plan, dated as of June 26, 1996.
  10.8.2        Form of Letter Agreement between Rexene Corporation
                and each member of its Executive Management Team.
  10.15.4       Money Market Grid Promissory Note, dated August 5,
                1996, payable to the order of the Bank of Nova Scotia.
  99.1          Press Release, dated July 22, 1996, announcing
                rejection of Huntsman unsolicited takeover bid.
  99.2          Letter to Shareholders, dated July 25, 1996.
  99.3          Press Release, dated August 5, 1996, announcing
                rejection of second unsolicited Huntsman proposal.
