Form 10-Q
period 1996-09-30
REXENE CORP
filed 1996-10-25
CIK 829218

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
     OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

                                 (972) 450-9000
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

At October 25, 1996, 18,806,034 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

================================================================================

                      REXENE CORPORATION AND SUBSIDIARIES


                                                                                                                       Page
                                                                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995  . . . . 3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . . 5

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                      REXENE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                               1996              1995            1996             1995
                                                            ----------       -----------      ----------       ---------
Net sales . . . . . . . . . . . . . . . . . . . . . . .     $  150,456       $   154,113      $  436,605       $ 483,093
                                                            ----------       -----------      ----------       ---------

Operating expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . .        118,830           113,959         349,348         334,658
  Marketing, general and administrative . . . . . . . .         11,202            11,174          32,985          32,493
  Research and development  . . . . . . . . . . . . . .          2,151             2,655           6,325           6,916
                                                            ----------       -----------      ----------       ---------

                                                               132,183           127,788         388,658         374,067
                                                            ----------       -----------      ----------       ---------

Operating income  . . . . . . . . . . . . . . . . . . .         18,273            26,325          47,947         109,026
                                                            ----------       -----------      ----------       ---------

Interest expense  . . . . . . . . . . . . . . . . . . .         (3,706)           (4,878)        (12,256)        (19,492)
Interest income . . . . . . . . . . . . . . . . . . . .            382               680           1,502           2,257
Other, net  . . . . . . . . . . . . . . . . . . . . . .           (830)               68            (826)           ( 66)
                                                            -----------      -----------      -----------      ---------

Income before income taxes  . . . . . . . . . . . . . .         14,119            22,195          36,367          91,725

Income tax expense  . . . . . . . . . . . . . . . . . .          5,516             8,235          13,802          34,384
                                                            ----------       -----------      ----------       ---------

Net income  . . . . . . . . . . . . . . . . . . . . . .     $    8,603       $    13,960      $   22,565       $  57,341
                                                            ==========       ===========      ==========       =========

Weighted average shares outstanding . . . . . . . . . .         19,185            19,143          19,163          19,131
                                                            ==========       ===========      ==========       =========

Net income per share  . . . . . . . . . . . . . . . . .     $     0.45       $      0.73      $     1.18       $    3.00
                                                            ==========       ===========      ==========       =========





           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                       September 30,    December 31,
                                                                                           1996             1995
                                                                                       -------------    ------------
                                  ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   6,740       $   47,258
Deposit held in trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            3,547
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,367           73,520
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,594           62,257
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,111            5,663
Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            338              531
                                                                                         ---------       ----------

  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        163,150          192,776

Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . .        347,018          291,675
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,275           11,811
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,839           24,329
                                                                                         ---------       ----------

                                                                                         $ 551,282       $  520,591
                                                                                         =========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  37,895       $   29,768
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,284           14,319
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,854            1,714
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,618           30,778
Employee benefits payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,375            7,781
                                                                                         ---------       ----------

  Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         67,026           84,360

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        205,000          175,000
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         65,949           67,107
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52,585           53,973

Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million shares authorized; none issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
  Common stock, par value $.01 per share; 100 million shares authorized; 18.8 and
     18.7 million shares issued and outstanding, respectively . . . . . . . . . . .            188              187
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,476          111,247
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48,906           28,595
  Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . .            152              122
                                                                                         ---------       ----------

  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .        160,722          140,151
                                                                                         ---------       ----------

                                                                                         $ 551,282       $  520,591
                                                                                         =========       ==========

           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                1996             1995
                                                                                              --------        ----------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 22,565        $   57,341
                                                                                              --------        ----------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,353            15,792
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          161             5,473
  Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . .          936             2,626
  Change in:
    Deposit held in trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,547                 -
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,812)           (4,147)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,324)            3,463
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          194               461
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (28,160)           28,794
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,123            (9,536)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,140             4,960
    Employee benefits payable and accrued liabilities . . . . . . . . . . . . . . . . . .       (2,453)            1,754
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,542            (3,877)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (746)            4,615
                                                                                              --------        ----------

  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,499)           50,378
                                                                                              --------        ----------

Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . . .       12,066           107,719
                                                                                              --------        ----------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (71,431)          (33,595)
  Purchase of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,833)                -
                                                                                              --------        ----------

Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . . . . . .      (73,264)          (33,595)
                                                                                              --------           -------

Cash flows from financing activities:
  Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,000                 -
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,598)                -
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          (100,000)
  Advance payment (repayment) from customer , net . . . . . . . . . . . . . . . . . . . .       (2,700)           24,100
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,252)                -
  Proceeds from issuance of common stock, net . . . . . . . . . . . . . . . . . . . . . .          230               365
                                                                                              --------        ----------

Net cash provided by (used for) financing activities  . . . . . . . . . . . . . . . . . .       20,680           (75,535)
                                                                                              --------        ----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      (40,518)           (1,411)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . .       47,258            45,822
                                                                                              --------        ----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . .     $  6,740        $   44,411
                                                                                              ========        ==========

Supplemental cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 11,075        $   13,614
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 42,086        $    1,736


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

2.      INCOME TAXES

Income tax expense consists of the following (in thousands):

                                               Three Months            Nine Months
                                            Ended September 30,     Ended September 30,
                                              1996       1995         1996      1995
                                            --------    -------     --------   -------
Current:
  Federal . . . . . . . . . .. . . . . . .  $ 4,823     $ 6,433     $ 11,742   $26,411
  State   . . . . . . . . . .. . . . . . .      808         231        1,899     2,500
Deferred  . . . . . . . . . .. . . . . . .     (115)      1,571          161     5,473
                                            --------    -------     --------   -------

                                            $ 5,516     $ 8,235     $ 13,802   $34,384
                                            =======     =======     ========   =======

3.       INVENTORIES

Inventories consist of the following (in thousands):

                                                                   September        December
                                                                   30,  1996        31, 1995
                                                                   ---------        --------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . $26,964         $20,144
Work in progress  . . . . . . . . . . . . . . . . . . . . . . . . .   8,627           5,356
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . .  34,003          36,757
                                                                    -------         -------

                                                                    $69,594         $62,257
                                                                    =======         =======

4.       PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                                   September        December
                                                                   30,  1996        31, 1995
                                                                   ---------        --------
Property, plant and equipment . . . . . . . . . . . . . . . . . . .  419,028        $347,527
Less accumulated depreciation . . . . . . . . . . . . . . . . . . .  (72,010)        (55,852)
                                                                    --------        --------
                                                                    $347,018        $291,675
                                                                    ========        ========

5.       INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                                                                        September         December
                                                                                        30, 1996          31, 1995
                                                                                        ---------         --------
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 14,333          $  9,735
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,927)           (2,991)
                                                                                        --------          --------

                                                                                          10,406             6,744
                                                                                        --------          --------

Reorganization value in excess of amounts allocable to identifiable assets  . . . .        4,298             4,298
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,370)           (1,171)
                                                                                        --------          --------

                                                                                           2,928             3,127
                                                                                        --------          --------

Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,377             5,544
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,436)           (3,604)
                                                                                        --------          --------

                                                                                           2,941             1,940
                                                                                        --------          --------

                                                                                        $ 16,275          $ 11,811
                                                                                        ========          ========

6.      CONTINGENCIES

The Company is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $19.5 million accrued in the September 30, 1996 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company. The Company continually reviews its estimates of potential environmental liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which are in turn affected by general economic conditions. The Company's plastic film and Rextac(R) polymer businesses are generally less sensitive to the economic cycles. Historically, the cyclical segments have experienced alternating periods of tight supply and rising prices and profit margins, followed by periods of large capacity additions resulting in oversupply and declining prices and profit margins.

A significant improvement in domestic economic growth occurred between the second half of 1994 and the second quarter of 1995 which resulted in greater market demand, increased capacity utilization and higher domestic and export prices. This increase in demand enabled the Company and the industry in general to increase selling prices significantly during this period even though feedstock costs were relatively stable. During the second half of 1995 through the first quarter of 1996, the domestic petrochemical and polymer markets experienced a decrease in demand and selling prices due to several factors, including inventory reductions by customers, the slowdown in economic growth in the United States and a decrease in exports, particularly to the Chinese market. In addition, prices for these products were influenced by industry capacity additions in 1995. Beginning in the second quarter of 1996, demand and selling prices for polymers stabilized and selling prices for polyethylene and polypropylene polymers and plastic film increased since that time. The Company's average selling price for styrene and Rextac(R) polymers have remained relatively stable since the first quarter of 1996.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGL"), propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. Low industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase substantially during the first nine months of 1996. Feedstocks accounted for 29% of the Company's cost of sales for the first nine months of 1996. As a result, the Company's ability to pass on increases in feedstock costs to customers has a significant impact on operating results. Currently, the feedstock supplies available in Odessa, Texas are adequate for the Company's processing requirements.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's overall sales and profitability were lower in the third quarter of 1996 as compared to the third quarter of 1995. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the third quarter of 1995 as compared to the third quarter of 1996. Net sales decreased $3.7 million (or 2%) from the third quarter of 1995 to the third quarter of 1996 principally due to lower average sales prices in all major product lines except polyethylene. Plastic film sales decreased $2.5 million (or 6%) principally due to a decrease in average sales price of 5 cents per pound. Styrene sales decreased $8.8 million (or 29%) principally due to a decrease in average sales price of 9 cents per pound and a decrease in sales volumes of 6.3 million pounds principally due to scheduled maintenance work which shut down operations for approximately two weeks. Polyethylene sales increased $0.6 million (or 2%) principally due to a increase in sales volumes of 1.2 million pounds. Polypropylene sales decreased $0.9 million (or 4%) principally due to a decrease in the average sales price of 1 cent per pound and a decrease in sales volume of 0.9 million pounds. Rextac(R) polymer sales increased $2.0 million (or 36%) principally due to an increase in sales volume of 4.1 million pounds. Other sales increased $5.8 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 26% for the three months ended September 30, 1995 to 21% for the three months ended September 30, 1996 principally due to higher feedstock prices for ethane, propane, and benzene and a decrease in sales prices discussed above. Marketing, general and administrative expenses and research and development expenses decreased slightly for the third quarter of 1996 as compared to the third quarter of 1995.

Due primarily to the factors discussed above, operating income decreased $8.1 million (or 31%) for the three months ended September 30, 1996 as compared to the corresponding period in 1995. Net interest expense decreased $0.9 million (or 21%) in the third quarter of 1996 as compared to the third quarter of 1995 principally due to increased capitalized interest on capital improvements offset by interest on bank borrowings in the third quarter of 1996. For the third quarter of 1996, other non-operating expenses included costs of $0.5 million related to the Company's response to an unsolicited takeover attempt. Income tax expense decreased $2.7 million (or 33%) in the third quarter of 1996 as compared to the third quarter of 1995 principally due to the decrease in operating income discussed above. Due primarily to the factors discussed above, the Company's net income decreased $5.4 million (or 38%) in the third quarter of 1996 as compared to the third quarter of 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company's overall sales and profitability were lower in the first nine months of 1996 as compared to the first nine months of 1995. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the first nine months of 1995 as compared to the first nine months of 1996. Net sales decreased $46.5 million (or 10%) from the first nine months of 1995 to the first nine months of 1996 principally due to lower average sales prices in all major product lines, partially offset by increases in sales volumes in all product lines except plastic film. Plastic film sales decreased $20.9 million (or 15%) principally due to a decrease in average sales price of 5 cents per pound and a decrease in sales volumes of 13.0 million pounds as a result of changing technology in the disposable diaper industry. Styrene sales decreased $29.1 million (or 30%) principally due to a decrease in average sales price of 15 cents per pound, partially offset by an increase in sales volumes of 16.8 million pounds. Polyethylene sales decreased $11.7 million (or 9%) principally due to a decrease in average sales price of 8 cents per pound, partially offset by an increase in sales volumes of 18.3 million pounds. Polypropylene sales decreased $2.5 million (or 4%) principally due to a decrease in average sales price of 3 cents per pound, partially offset by an increase in sales volumes of 1.7 million pounds. Rextac(R) polymer sales increased $2.7 million (or 15%) principally due to an increase in sales volumes of 5.5 million pounds. Other sales increased $15.1 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 31% for the nine months ended September 30, 1995 to 20% for the nine months ended September 30, 1996 principally due to higher feedstock prices for ethane, propane, and benzene and a decrease in sales prices discussed above. Marketing, general and administrative expenses and research and development expenses remained relatively stable for the first nine months of 1995 as compared to the first nine months of 1996.

Due primarily to the factors discussed above, operating income decreased $61.1 million (or 56%) for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. Net interest expense decreased $6.5 million (or 38%) in the first nine months of 1996 as compared to the first nine months of 1995 principally due to the repayment of bank debt in the first half of 1995 and increased capitalized interest on capital improvements offset by interest on bank borrowings in the third quarter of 1996. For the first nine months of 1996, other non-operating expenses included costs of $0.5 million related to the Company's response to an unsolicited takeover attempt. Income tax expense decreased $20.6 million (or 60%) in the first nine months of 1996 as compared to the first nine months of 1995 principally due to the decrease in operating income discussed above. Due primarily to the factors discussed above, the Company's net income decreased $34.8 million (or 61%) in the first nine months of 1996 as compared to the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, net cash provided by operating activities decreased $95.7 million as compared to the comparable period in 1995. This decrease was principally due to the payment in March 1996 of the Company's 1995 federal income taxes of approximately $30 million, 1996 federal income tax payments of $12.1 million and due to lower operating income discussed above.

The Amended Credit Agreement, executed in April 1996, provides a new line of credit to provide funds to finance portions of the Company's capital expenditure program and working capital requirements. The Company's capital expenditure program includes the construction of a flexible polyolefin polymer plant, the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene plant. As of October 25, 1996, the outstanding balance under the Amended Credit Agreement was $40 million.

On August 5, 1996, the Company executed an agreement with a bank for a $10 million uncommitted, unsecured line of credit (the "Unsecured Note") for day to day cash flow needs. As of October 25, 1996, there was no outstanding balance.

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

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $19.5 million accrued in the September 30, 1996 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed contaminated sites. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions.

The discussions in this report contain both historical information and forward-looking statements. The forward-looking statements involve risks and uncertainties that could affect the Company's future operations, markets, products, services, prices and profitability. These risks and uncertainties include, but are not limited to, the demand for the Company's products, economic conditions, customer inventory levels, competitive pricing pressures, feedstock costs, changes in industry production capacities and operating rates, competitive technology positions, and the failure of the Company to improve operational efficiencies or develop and successfully market new products as anticipated or complete construction projects on schedule.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Phillips Block Copolymer Litigation

As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, Eastern Division, seeking injunctive relief, an unspecified amount of compensatory and treble damages. The complaint alleged that the Company's copolymer process for polypropylene infringed Phillip's two "block" copolymer patents, the last of which expired in 1994. This action has been transferred to the United States District Court for the Southern District of Texas, Houston Division. Discovery proceedings in this case have been completed. The Company has filed a motion for summary judgment. Phillips also filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillip's motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. The court has entered an order denying Phillips' motion to disqualify the special master. A hearing on these summary judgment motions was held on October 21, 1996 but no ruling has been made. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

            None

(b)            Reports Submitted on Form 8-K:

                 None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REXENE CORPORATION
                                        Registrant

Date: October 25, 1996                  By: /s/ Geff Perera
                                            -----------------------------------
                                            Geff Perera
                                            Executive Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule
