Form 10-K405
period 1996-12-31
REXENE CORP
filed 1997-03-25
CIK 829218

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-K
                                ----------------
(Mark One)

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM________ TO _________

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

          Securities registered pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                           WHICH REGISTERED
-----------------------------                 ----------------------------
Common Stock, $0.01 par value                 New York Stock Exchange
Common Stock Purchase Rights                  New York Stock Exchange
11 3/4% Senior Notes due 2004                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the 17,511,191 shares of common stock held by non-affiliates of the Registrant was $238,589,977 as of March 14, 1997.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                         ----   ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                    NUMBER OF SHARES
                                                     OUTSTANDING AT
        TITLE OF EACH CLASS                          MARCH 14, 1997
    -----------------------------            ------------------------------
    Common Stock, $0.01 par value                      18,819,702

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.


================================================================================

                               REXENE CORPORATION

                        1996 ANNUAL REPORT ON FORM 10-K
                                     PART I

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

     In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws. On September 18, 1992, Old Rexene emerged from bankruptcy in accordance with a plan of reorganization providing for the merger of Old Rexene into its wholly-owned operating subsidiary, Rexene Products Company ("Products"), a Delaware corporation, which subsequently changed its name to Rexene Corporation (the "Reorganization"). Unless otherwise indicated, Old Rexene, Products and Rexene Corporation and their consolidated subsidiaries are sometimes collectively or separately referred to as "Rexene" or the "Company".

     The corporate headquarters of the Company are located at 5005 LBJ Freeway, Dallas, Texas 75244, and its telephone number is 972-450-9000.

RECENT DEVELOPMENTS

     On July 18, 1996, the Company received an unsolicited proposal from Huntsman Corporation ("Huntsman") to acquire the outstanding shares of Common Stock of the Company for $14 per share in a merger transaction, subject to financing and due diligence. Huntsman subsequently made two revised proposals, the second of which provided for the acquisition of the outstanding shares of Common Stock of the Company for $16 per share. After carefully considering Huntsman's proposals, the Company's Board of Directors determined that none of the proposals were in the best interests of the Company and its stockholders.

     As a result of the Board of Directors' decision to reject the Huntsman proposals, on January 21, 1997, a group including Wyser-Pratte & Co. Inc. and Spear, Leeds & Kellogg (the "Dissident Stockholders") commenced a solicitation of the Company's stockholders in an effort to call a special meeting of the stockholders of the Company to consider, among other things, the removal and replacement of the Company's Board of Directors and the amendment of the Company's bylaws. On February 14, 1997, the Dissident Stockholders announced receipt of a sufficient number of agent designations to call a special meeting of the stockholders, which the Board of Directors of the Company has called for April 30, 1997 (the "Special Meeting").

     On March 19, 1997, the Board of Directors elected Stephen C. Swid and Richard C. Perry as additional members of the Company's Board of Directors. For information concerning Mr. Swid and Mr. Perry, see "Item 10 -- Directors and Executive Officers of the Registrant" and "Item 12 -- Security Ownership of Certain Beneficial Owners and Management." In addition, on March 19, 1997, Arthur L. Goeschel resigned as a director of the Company.

     The Company's Board of Directors also approved a share repurchase program (the "Share Repurchase Program") of up to $85 million of the Company's Common Stock. Initial repurchases under the Share Repurchase Program will be funded through $35 million in borrowings under the Company's New Credit Agreement (as hereinafter defined). The Company is anticipating funding the remaining $50 million part of the Share Repurchase

Program through a private placement of its preferred stock (the "Preferred Stock"). The Company plans to submit the remaining $50 million part of the Share Repurchase Program for stockholder consideration at the Special Meeting. The Company intends to purchase shares in open-market transactions from time to time in the first part of the Share Repurchase Program, at prevailing market prices. Repurchased shares will be held in the Company's treasury and may be used for general corporate purposes.

PRINCIPAL PRODUCTS

     The Company manufactures and markets a wide variety of products through its two operating divisions, Rexene Products Company division ("Rexene Products") and the CT Film division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are sold to a diverse customer base and are used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene, polypropylene, REXtac(R) amorphous polyalphaolefin ("APAO") and REXflex(R) flexible polyolefin ("FPO") polymers, styrene and plastic film. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures polymers and petrochemicals at an integrated facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its feedstocks and plastic film at five plants located in the United States and England.

     In December 1996, the Company completed construction of its new FPO plant at the Odessa Facility and commenced commercial production of REXflex FPO, a flexible polyolefin produced by the Company using a proprietary process. The Company, which is the only producer of FPO, has begun marketing REXflex FPO in the medical, personal care, automotive and industrial markets. Because of its flexibility and other performance characteristics, its applications include medical bags and tubing, nonwovens, personal care products, automotive interior uses, industrial sheeting, film and insulation.

     Plastic film, polyethylene, polypropylene, APAO, FPO and styrene are used by the Company's customers in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:

REXENE Products and Production Facilities*


                           [CHARTS]


     The following chart presents the net sales, excluding intercompany sales, contributed by the Company's products for the years ended December 31 (in thousands):

                                        1996             1995             1994
                                      --------         --------         --------
Polyethylene ................         $162,923         $167,873         $145,362
Polypropylene ...............           87,260           90,568           77,544
REXtac APAO .................           26,637           24,217           18,571
Styrene .....................           89,647          120,084           89,818
Plastic film ................          152,423          170,525          172,618
Other .......................           68,871           41,971           34,044
                                      --------         --------         --------
                                      $587,761         $615,238         $537,957
                                      ========         ========         ========

      No customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1996, 1995 or 1994.

POLYETHYLENE

The Product

     Polyethylene represents by volume the most widely produced thermoplastic resin in the world. The majority of polyethylene produced in the United States is low density polyethylene ("LDPE") resin. In 1996, approximately 52% of LDPE capacity in the United States was used to make high pressure low density polyethylene ("HPLDPE") resin and the balance to make linear low density polyethylene ("LLDPE"). The Company currently only participates in the HPLDPE market, but intends to participate in the LLDPE market commencing in the fourth quarter of 1998 with the completion of the construction of the LLDPE plant at the Odessa Facility. See "-- Product Development" below.

     The Company produces a variety of grades of HPLDPE. Many of these resins are designed to meet specific customer requirements. Examples of the Company's differentiated polyethylene resins are ethylene-vinyl acetate copolymer resins used in film applications that require high clarity, toughness and sealability, and specialty low-gel resins used in computer circuit board production. The Company focuses on providing polymer solutions to specific customer needs.

Marketing

     The Company participates in every principal market for HPLDPE resin, selling its HPLDPE resins under the REXENE(R) trademark. Prime grade products are sold domestically and in Canada directly to customers primarily through the Company's sales staff. Most wide specification products are sold to dealers for resale. Export sales, other than to Canada, are made directly and through trading companies and agents.

Competition

     There are currently 16 domestic producers of LDPE resins, some of which produce both HPLDPE and LLDPE. In 1996, these producers had an estimated combined, rated annual production capacity of approximately 15.7 billion pounds. The largest manufacturer of LDPE is Millennium Petrochemicals, Inc. In 1996, the other five largest domestic producers of LDPE were Dow Chemical Company, Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Company and Mobil Chemical Company. In 1996, Rexene accounted for approximately 3% of the United States capacity for LDPE and approximately 5% of the United States capacity for HPLDPE. Competition for sales is generally based on price for less specialized products and on product performance, customer service and, to a lesser extent, price for more specialized products. The Company competes in the polyethylene market by providing a high level of technical support and customer service and developing resins which are responsive to customers' specific requirements.

POLYPROPYLENE

The Product

     The Company currently produces a wide variety of polypropylene resin grades. These include high purity homopolymers and random and impact copolymers with properties specifically tailored for specialty markets and specific customer needs. The Company emphasizes the manufacturing of polypropylene resins for specialty segments of the polypropylene market such as medical, electrical and automotive applications. The Company is one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications, electrical capacitor film and electronics packaging. The Company's line of impact copolymer polypropylene products is used primarily for automotive components and other durable goods. Other products include radiation resistant resins for medical applications requiring radiation sterilization, specialty coating resins, high clarity products and thermoforming grades for medical and ophthalmic uses. The Company has been active in making process technology improvements and works closely with customers in developing new products to meet their specific needs.

Marketing

     The Company sells its polypropylene products under the REXENE(R) trademark. Domestic and Canadian sales of products are sold primarily through the Company's sales staff. Most wide-specification products are sold to brokers for resale. Export sales, other than to Canada, are made directly and through trading companies.

Competition

     In 1996, there were 14 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 11.9 billion pounds in 1996. In 1996, the four largest domestic producers of polypropylene were Montell U.S.A., Inc., Amoco Chemicals Corporation, Fina, Inc. and Exxon Chemical Company. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. In 1996, Rexene accounted for approximately 2% of United States production capacity for polypropylene. The Company competes in the polypropylene market by providing a high level of technical support and customer service focused on niche markets with specialty products.

REXTAC(R) APAO

The Product

     The Company is one of only two United States on-purpose producers of APAO. APAO is a special purpose, high quality polymer used primarily in the production of adhesives and sealants, modified bitumen roofing materials, lamination, wire and cable. These applications include hot melt adhesives for nonwovens, packaging, pressure sensitive and assembly applications and as a modifier of other polymers. Rexene is the only domestic producer of butene copolymer APAO, a high value product used in hot melt adhesive applications.

Marketing

     The Company sells APAO under the REXtac trademark. REXtac APAO is sold domestically and internationally through the Company's sales staff, including a specialized group that is dedicated to the product line. From time to time, the Company has supplemented its sales of REXtac APAO with purchases from Ube Rexene Corporation ("URC"), a former joint venture company located in Japan. In 1996, purchases from URC were approximately 140,000 pounds.

Competition

     The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 1996, Rexene accounted for approximately 36% of the United States capacity for APAO and APP. The Company competes by providing a high level of customer service and developing products that are responsive to customers' specific requirements.

REXFLEX(R) FPO

The Product

     Using proprietary technology, the Company is the only producer of FPO. REXflex FPO is a homogenous, reactorproduced flexible polypropylene resin, produced in a process that controls the crystallinity of the various grades. The Company produces a variety of grades of both homopolymers and random copolymers. REXflex FPO is designed for specific product applications, including medical bags and containers, tubing, nonwoven personal care products, automotive interior uses, industrial sheeting, film and insulation.

Marketing

     FPO is marketed under the REXflex trademark generally and to the automotive industry as REXENE REXflex FPO. Domestic and Canadian sales are transacted primarily through the Company's polymer sales staff, while other export sales are made either directly or through trained agents. The Company intends to continue to make most sales through its existing sales force in order to maximize synergies among the Company's range of polymers.

Competition

     REXflex FPO competes with a variety of specialized or engineering grades of polymers, including flexible polyvinyl chloride (PVC), polyurethane and various polyolefins. REXflex FPO will compete with these and other polymers on the basis of product performance, specifications and price. By mid 1997, the Odessa Facility is expected to have a total rated annual production capacity for FPO of 75 million pounds.

STYRENE

The Product

     Styrene is an intermediate commodity petrochemical made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins, styrene-butadiene latex and rubbers, and unsaturated polyester resins. Through these products, styrene can be found in packaging and consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

Marketing

     The Company sells its styrene directly, using a dedicated petrochemical sales team. In 1995 and 1996, the Company entered into several long-term styrene contracts which it believes will reduce its exposure to future price volatility. Export sales, on a contractual and spot basis, are handled directly and through international trading companies.

Competition

     In 1996, there were 10 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 12.3 billion pounds. More than 50% of this capacity is consumed internally by the styrene producers for the production of derivatives such as polystyrene. In 1996, the five largest domestic producers of styrene were Arco Chemical Company, Sterling Chemicals, Inc., Chevron Chemical Company, Dow Chemical Company and Huntsman Chemicals Corporation. Competition for sales is generally based on price.

PLASTIC FILM

The Product

     The Company, through CT Film, is a major participant in specialty markets for plastic films. Product applications for these films include disposable diapers, feminine hygiene products, medical device packaging, tapes, maskants, industrial packaging, laminations, unsupported overwraps, and greenhouse and agricultural applications. CT Film's products are manufactured principally with its own proprietary processes.

     CT Film develops specialty formulations of films to meet customer specifications for various highly specific and value added applications. Examples include low gel films developed for photo-resistant applications, MAXILENE(R) lamination films, thin gauge barrier films for feminine hygiene products and medical applications. CT Film produces coextruded films for forming webs, composite laminations, as well as elastomeric films for surgical products.

     A general trend by disposable diaper manufacturers towards thinner diaper backsheet materials reduced the volume of film products sold into this market in 1995 and 1996. Since the disposable diaper market was the largest customer segment in the film division, this trend significantly affected its sales volumes and operating results in 1996 and 1995. However, CT Film is developing a number of strategies intended to increase its sales and profits, including developing a new generation of film products for the disposable diaper market, broadening production capabilities, globalizing sales and marketing efforts and developing new film products for the medical, packaging and agricultural markets. In addition, CT Film is implementing targeted cost reductions.

Marketing

     Domestically, CT Film ships film from its plants in Chippewa Falls, Wisconsin, Clearfield, Utah, Dalton, Georgia, and Harrington, Delaware. Internationally, plastic film is shipped from United States plants and CT Film's European subsidiary, Rexene Corporation Limited, located in Scunthorpe, England. The Company's customers include a number of Fortune 500 companies. Products are sold primarily through the Company's plastic film sales and marketing staff.

Competition

     The United States film industry is highly fragmented, with over 450 producers ranging from a few large national producers, such as CT Film, to many small, regional producers. CT Film's principal competitors include Tredegar Industries, Exxon Chemical Company, Clopay Corporation, Blessings Company, Huntsman Corporation, DuPont of Canada and Printpack Inc. The plastic film business is based on custom formulations to meet customer needs. Competition is based on the quality and properties of the film as well as price. CT Film seeks to develop innovative products to meet customer needs and competes by segmenting market niches and being responsive to customers' specific requirements.

EXPORT SALES

     The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31 (in thousands):


                                                                           1996            1995            1994
                                                                       -----------     -----------     ------------
Export sales.........................................................  $    54,138     $    77,508     $     52,382
Percentage of net sales..............................................         9%              13%              10%

     Export sales decreased from 1995 to 1996 principally due to the decline in the chemical market in the Far East for styrene and polymer products. The majority of the Company's export sales were to foreign companies through agents and international trading companies.

PRODUCT DEVELOPMENT

     The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in late 1995, the Company licensed LLDPE and high density polyethylene technology from Stamicarbon, a licensing subsidiary of DSM. When planned production commences in the fourth quarter of 1998, Rexene's LLDPE plant in Odessa, Texas will be the first North American production facility to make LLDPE using the DSM "Compact(R)" process. This process refers to the plant's small physical size, which is well suited to efficiently produce a broad range of high quality products. The octene copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products. In addition, through its sales and marketing staffs, the Company works to develop new, and modify existing, products to address specific customer needs.

     The Company has spent between $7.1 million and $9.5 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $9.3 million for research and development in 1997.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

     Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGL"), propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The prices of feedstocks fluctuate widely based upon the prices of natural gas and oil, weather conditions affecting the demand for natural gas and other factors. During 1996, feedstocks accounted for approximately 30% of the Company's total cost of sales. As a result, the Company's ability to pass on increases in raw material costs to customers has a significant impact on operating results. Low industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during the first nine months of 1996. Feedstock prices for ethane and propane increased significantly during the fourth quarter principally due to low inventory levels and an increase in home heating demand caused by an unusually cold winter pattern. Feedstock prices decreased midway in the first quarter of 1997.

     The Odessa Facility obtains a combination of pure and mixed streams of NGL from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1996, the Odessa Facility consumed approximately 569 million and 498 million pounds of ethane and propane, respectively, and in 1995, the Odessa Facility consumed ethane and propane of approximately 530 million and 511 million pounds, respectively. In 1996, the Company produced all of its ethylene and 50% of its propylene requirements for the Odessa Facility. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fifteen-day supply of feedstocks.

     The Odessa Facility uses benzene and ethylene to produce styrene. In 1996, substantially all of the Company's benzene purchases were under contracts from Gulf Coast and Midwest producers at prevailing contract prices, with the balance of its needs filled by purchases on the spot market.

     The principal feedstocks for the Company's captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGL containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGL containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1996, the Company acquired all of the Odessa Facility's requirements for ethane and propane under such arrangements.

     CT Film raw materials consist principally of polyethylene resins and additives. CT Film obtains its raw materials from a variety of sources (including the Odessa Facility) and has been able to order these materials in advance as its needs dictate. CT Film has adequate storage capabilities for its raw materials.

EMPLOYEES AND LABOR RELATIONS

     As of March 14, 1997, the Company employed approximately 1,320 persons, including approximately 120 union employees at the CT Film facility in Chippewa Falls, Wisconsin. The Company and the union are parties to a collective bargaining agreement through March 2, 2000.

TRADEMARKS AND PATENTS

     The Company is the owner of many United States and foreign patents and uses trade secrets, including substantial know-how, which relate to its polyethylene, polypropylene, REXtac APAO, REXflex FPO and plastic film products. Although patents and trade secrets are important to the Company, permitting it to retain ownership and use of its technological advances, the Company does not believe that the loss of any patent would have a material adverse effect on its financial condition. The Company also uses the technology of others under license agreements in certain of its manufacturing operations.

     REXENE(R), REXtac(R) and REXflex(R) are important trademarks for the Company's resins and are widely known among purchasers of these products. The Company is the owner of other trademarks, including Maxilene(R), used on or in connection with its products.

     The Company has been sued by Phillips Petroleum Company for alleged infringement of its crystalline and block co-polymer polypropylene patents. The Company believes that, based upon its current knowledge of the facts of each case, the Company has meritorious defenses to the claims made and intends to defend each lawsuit vigorously. See "Item 3 -- Legal Proceedings."

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

     The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million and $8.3 million in 1996 and 1995, respectively. In 1996 and 1995, the Company also spent approximately $1.4 million and $1.2 million, respectively, relating to environmental capital expenditures. In 1997, the Company anticipates spending approximately $8.4 million for environmental remediation, compliance and waste disposal. Of that amount, expenditures relating to remediation are projected to be approximately $2.3 million in 1997. For the foreseeable future, the Company expects to incur approximately $2 million to $4 million per year in capital spending to address the requirements of environmental laws. Additionally, the Company expects to spend approximately $5.9 million in 1997 for the completion of an alternative wastewater disposal facility. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

     The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental, health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $18.4 million accrued in the December 31, 1996 balance sheet as a preliminary estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of certain waste management unit closures required a public notice period that expired at the end of February 1997. The Company has received approval to allow closure of five solid waste management units, which will permit a reduction in the accrual for potential environmental liability of approximately $9.0 million. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such conditions will not be significant to the Company.

     The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage available only at great cost and with broad exclusions.

Wastewater

     The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the Texas Natural Resource Conservation Commission ("TNRCC"). TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. Further, TNRCC may order the Company to cease using one or more of the wells if certain periodic testing results indicate that continued injection cannot be conducted safely. In order to provide a long range, cost effective wastewater disposal solution, the Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter will acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. The parties have completed detailed engineering work and construction to modify the existing municipal facility is in progress with a view to having the POTW operational by September 1997. In total, the modification of the facility is expected to cost approximately $8 million, including expenditures of $5.9 million during 1997. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops this alternative wastewater disposal system. However, if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Solid Wastes

     In March 1994, TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under the Resource Conservation and Recovery Act. This permit is accompanied by a compliance plan requiring the Company to take corrective action with regard to existing contamination at the Odessa Facility. Pursuant to this compliance plan, the Company has installed three groundwater recovery systems and must complete an investigation into the extent of on-site contamination, conduct a soils risk assessment to determine the level of risk it presents to human health and the environment, develop a corrective measures study on the ways to remediate the contamination, and implement a remediation plan approved by TNRCC.

     Investigations into the extent of contamination associated with waste management facilities and the development of risk assessments regarding soils and several of the facilities have been conducted. Based upon the results of its continuing investigations of on-site contamination, the Company believes that implementation of any corrective action plan will not have a material adverse effect on its financial condition. However, no assurance can be given that all conditions that may require corrective action have been identified, or that the amounts that might be required to implement that plan will not be significant to the Company.

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

     The Company operates in accordance with air permitting regulations in the states where its facilities are located. Most plant operations are governed by existing air permits. There are, however, two plants at the Odessa Facility that are exempt from permit requirements. Permitting of these facilities is being conducted currently in preparation for upcoming federal air requirements associated with Title V permits.

Additional Environmental Issues

     The federal Comprehensive Environmental Response Compensation and Liability Act, as amended, and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation at such third-party and currently and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.


ITEM 2.  PROPERTIES

     The Company operates manufacturing facilities at six locations, five of which are in the United States and one in England.

     The Company manufactures its polymers and petrochemicals at the Odessa Facility. The Odessa Facility is located on an approximately 875-acre site in west Texas which contains plants producing polyethylene, polypropylene, APAO, FPO and styrene, as well as ethylene and propylene primarily for captive use. The Odessa Facility is located near four NGL pipelines from which it derives its supply.

     The polyethylene plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 430 million pounds.

     The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 1996, had a total rated annual production capacity of approximately 180 million pounds. In the first half of 1997, total rated annual production capacity is expected to increase to 210 million pounds as a result of an ongoing debottlenecking project. REXtac APAO is produced in a former polypropylene plant that was converted in 1986 and by the end of 1996 had a total rated annual production capacity of approximately 65 million pounds .

     The REXflex FPO plant in Odessa, Texas commenced commercial production in December 1996 and by mid 1997 is expected to have a total rated annual production capacity of approximately 75 million pounds.

     The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 320 million pounds.

     The olefins plant in Odessa, Texas has been in operation since 1961 and as of December 31, 1996, had a total rated annual production capacity for ethylene of approximately 600 million pounds and for propylene of approximately 240 million pounds. In December 1995, the Company announced a capital project totaling an estimated $89 million towards the expansion and modernization of the olefins plant. The proposed modernization and expansion, scheduled for completion in late 1998, will include a debottlenecking of the Company's ethylene production process which is estimated to increase ethylene capacity to approximately 800 million pounds and reduce annual operating costs by $25 million.

     During 1996, the polymer and styrene plants in Odessa, Texas (except the FPO plant) operated at rates in excess of 97% of their total rated annual production capacity. Although several of these plants first began production more than thirty years ago, the Company believes these plants are in good operating condition. In December 1995, the Company announced its plan to build a new LLDPE plant at the Odessa Facility. The plant, which is scheduled for completion in 1998, is expected to have a total rated annual production capacity of 220 million pounds.

     CT Film has four domestic manufacturing facilities located in Chippewa Falls, Wisconsin, Clearfield, Utah, Dalton, Georgia and Harrington, Delaware, with a total rated annual production capacity of approximately 225 million pounds. In 1996, these plants, which produce blown and cast plastic film, operated at an average utilization rate of approximately 71%. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." The fifth CT Film manufacturing facility, located in England, commenced commercial production in September 1994 and currently has a total rated annual production capacity of 30 million pounds. These five CT Film plants, which commenced operations between 1948 and 1994, are in good operating condition.

     The Company owns all of its manufacturing facilities, except for the CT Film plant in Utah, which is held under a long-term lease. All of the United States plants, except the styrene plant, are subject to encumbrances which secure borrowings under the Amended Credit Agreement. The styrene plant in Odessa, Texas is subject to encumbrances which secure the obligation to repay an advance payment from a styrene customer.

     The Company leases its executive offices in Dallas, Texas. Additionally, the Company owns off-site warehouses in Odessa, Texas and leases off-site warehouses near its manufacturing facilities in Delaware and Wisconsin.


ITEM 3.  LEGAL PROCEEDINGS

Shareholder Litigation

     On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman to purchase the outstanding shares of common stock of the Company. The lawsuit names the Company and each of its directors as defendants. The complaint alleges that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties including Huntsman in order to entrench management. Plaintiff seeks certification of the lawsuit as a class action, an order requiring defendants to take various actions including exposing the Company to the market place in an effort to create an auction of the Company and an unspecified amount of damages. The Company is also aware of two other similar lawsuits that are pending in the Chancery Court. The plaintiffs' counsel in these cases has agreed to an indefinite extension of defendants' answer date. Under the agreement, defendants do not need to respond to the complaints until notified to do so by plaintiffs' counsel.

Phillips Block Copolymer Litigation

     In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents, the last of which expired in 1994. This action, which was originally filed in Illinois, was transferred to the United States District Court for the Southern District of Texas, Houston Division. After discovery proceedings were completed, the Company filed a motion for summary judgment. Phillips filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. In 1993, the court entered an order denying Phillips' motion to disqualify the special master. On December 23, 1996, the court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips has filed a notice of appeal. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding.

Phillips Crystalline License Litigation

     In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware (the "Trial Court") seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the "`851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the `851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement, all conditions precedent to such termination had occurred. The complaint further alleged that, without an effective License Agreement, the Company's continuing use of the `851 Patent constitutes an infringing use. At trial in October 1994, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the Trial Court entered judgment in favor of the Company and concluded that Phillips had not properly terminated the License Agreement. Phillips appealed the Trial Court's judgment. On March 27, 1996, the Court of Appeals for the Federal Circuit entered an order reversing the Trial Court's judgment, holding that the termination notice was sufficient and remanding the action to the Trial Court. The Trial Court must now review Phillips' claims and other defenses asserted by the Company that were not previously ruled on in order to enter a new judgment.

Odessa Residents' Tort Litigation

     On April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct of and payment for property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorney's fees; punitive damages and injunctive relief. Plaintiffs' petition specifies alleged pollution from air emissions from the three plants as a basis for their claims. The trial court allowed the intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. Defendants are challenging the NAACP's standing to participate in the lawsuit. In May 1996, the trial court announced that the lawsuit would be tried by groups of plaintiffs and set the first group of 65 plaintiffs for trial in May 1997. The trial court allowed plaintiffs' counsel to designate ten plaintiffs for the first trial, and the trial court selected the remaining 55 at random. Discovery was ongoing when in late January 1997 the parties and the trial court agreed to a 30-day moratorium to determine if the case could be settled and the May 1997 trial date was vacated. At mediation, the Company agreed to a settlement, which was approved by the trial court on March 17, 1997. Although the terms of the settlement are confidential, the Company believes that the settlement will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Because of the number of plaintiffs involved, the Company anticipates that the settlement will not be finalized until the second quarter of 1997. Should the settlement not be concluded, the case will be reset for trial later in 1997. Also, late in 1996, plaintiffs' counsel filed a new lawsuit in the State District Court in Harris County (Houston), Texas for seven similarly situated plaintiffs. The terms of the anticipated settlement should also cover this lawsuit.

                     -------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant's common stock trades on the New York Stock Exchange under the symbol "RXN". As of March 14, 1997, there were 620 record holders of common stock. The following table sets forth the high and low sales prices of the common stock as reported by the New York Stock Exchange for the last two fiscal years.


                                                                              High         Low
                                                                             ------      ------
1996:
     Fourth Quarter.............................................             14 1/2      11 3/4
     Third  Quarter.............................................             13 7/8       9
     Second Quarter.............................................             13 7/8       9 7/8
     First Quarter..............................................             14 1/4       9 1/8

1995:
     Fourth Quarter.............................................             12 1/4       8 7/8
     Third  Quarter.............................................             15 5/8      11 1/4
     Second Quarter.............................................             14 1/4      10 1/4
     First Quarter..............................................             13 3/8       9


     The Company did not declare or pay cash dividends during the first three quarters of 1995. Commencing in December 1995, the Board of Directors has declared a $0.04 per share dividend for each fiscal quarter. Although the Company has not established a formal policy with respect to the declaration of dividends, the Company will evaluate the advisability of declaring future dividends on a quarterly basis based on a number of factors, including the Company's financial condition and results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations". In connection with a reorganization under Chapter 11 of the United States Bankruptcy Code, the Company adopted as of September 30, 1992, the American Institute of Certified Public Accountants' Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "Reorganization SOP"). The Company's basis of accounting for financial reporting purposes changed as a result of adopting the Reorganization SOP. Accordingly, the results of operations after September 30, 1992 are not comparable to results of operations prior to such date, and the results of operations for the nine months ended September 30, 1992 and the three months ended December 31, 1992 have not been aggregated.


                                                              Post-emergence                        Pre-emergence
                                      ------------------------------------------------------------- -------------
                                                                                       Three Months  Nine Months
                                                 Years Ended December 31,                 Ended         Ended
                                      ----------------------------------------------    December 31, September 30,
                                         1996        1995        1994         1993          1992        1992
                                      ---------   ---------   ---------    ---------    -----------  ------------
                                                       (In thousands, except per share data)
Consolidated Statements of
Operations Data:
   Net sales ......................   $ 587,761   $ 615,238   $ 537,957    $ 429,353    $  98,854    $ 316,106
   Operating income ...............      63,436     125,146      75,085       14,504        1,418        9,392
   Income (loss) before
     extraordinary gain (loss).....      29,731      65,443      21,504      (25,243)      (6,528)     (31,476)
   Extraordinary gain (loss),
     net of income taxes ..........          --          --     (25,831)          --           --      123,672
                                      ---------   ---------   ---------    ---------    ---------    ---------
   Net income (loss) ..............   $  29,731   $  65,443   $  (4,327)   $ (25,243)   $  (6,528)   $  92,196
                                      =========   =========   =========    =========    =========    =========
   Weighted average shares
     outstanding...................      19,168      19,126      11,663       10,501       10,501
                                      =========   =========   =========    =========    =========
Income (loss) per share(1):
   Income (loss) before
     extraordinary loss ...........   $    1.55   $    3.42   $    1.84    $   (2.40)   $    (.62)
   Extraordinary loss .............          --          --       (2.21)          --           --
                                      ---------   ---------   ---------    ---------    ---------
   Net income (loss) per share ....   $    1.55   $    3.42   $    (.37)   $   (2.40)   $    (.62)
                                      =========   =========   =========    =========    =========
Dividends per share ...............   $     .16   $     .04   $      --    $      --    $      --
                                      =========   =========   =========    =========    =========

                                                                           At December 31,
                                                       --------------------------------------------------------
                                                        1996        1995        1994        1993          1992
                                                       -------     -------     -------     -------      -------
Consolidated Balance Sheets
Data:
   Working capital ...............................   $  92,089   $ 108,416   $ 140,039   $ 109,381    $ 104,824
   Total assets ..................................     597,542     520,591     506,954     434,307      423,591
   Long-term debt and other
      noncurrent liabilities .....................     350,383     296,080     366,766     397,091      367,327
   Stockholders' equity
      (deficit) ..................................     169,051     140,151      74,876      (5,137)      20,106

(1) Per share data for the pre-emergence periods is not presented because such information is not comparable to the similar information for the post-emergence periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company conducts its business through two operating divisions: the Rexene Products division, which manufactures and sells polyethylene, polypropylene, REXtac(R) APAO, REXflex(R) FPO and styrene, and the CT Film division, which manufactures and sells plastic film. The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower gross profits. The Company's plastic film and REXtac APAO businesses are generally less sensitive to economic cycles.

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGL, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. In 1996, feedstocks accounted for approximately 30% of the Company's total cost of sales. As a result, the Company's inability in 1996 to pass on the full amount of the increases in feedstock costs to customers had a significant impact on operating results. Low industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during the first nine months of 1996. Feedstock prices for ethane and propane increased significantly during the fourth quarter principally due to low inventory levels and an increase in home heating demand caused by an unusually cold winter pattern. Feedstock prices decreased midway in the first quarter of 1997.

RESULTS OF OPERATIONS

     1996 COMPARED TO 1995

     As discussed above, a slowdown in economic growth in the United States, a decrease in average sales prices for styrene and polyethylene and higher feedstock prices in the fourth quarter of 1996 resulted in overall lower sales and profitability in 1996 than 1995. Net sales decreased $27.5 million (or 4.5%) from 1995 to 1996 principally due to a decrease in average sales prices in styrene and polyethylene, offset by increased excess feedstock sales. Styrene sales decreased $30.4 million (or 25%) principally due to a decrease in average sales prices of 10 cents per pound, partially offset by an increase in sales volumes of 9.9 million pounds. Polyethylene sales decreased $5.0 million (or 3%) due to a decrease in average sales prices of 4 cents per pound, partially offset by an increase in sales volumes of 21.5 million pounds. Polypropylene sales decreased $3.3 million (or 4%) principally due to a decrease in average sales prices of 2 cents per pound. Sales of plastic film decreased $18.1 million (or 11%) principally due to a decrease in average sales prices of 4 cents per pound and a decrease in sales volumes of 10.3 million pounds as a result of a general trend by disposable diaper manufacturers towards thinner diaper backsheet materials. REXtac APAO sales increased $2.4 million (or 10%) due to higher sales volumes of 4.8 million pounds. Other sales increased $26.9 million principally due to an increase of excess feedstock sales.

     The Company's gross profit percentage decreased from 29% in 1995 to 20% in 1996, principally due to the decrease in average sales prices for styrene and polyethylene discussed above and an increase in feedstock costs. Feedstock price increases accounted for $16 million, or one-third of the 9% reduction in the gross profit percentage in 1996 compared to 1995.

     Marketing, general and administrative expenses increased $0.5 million from 1995 to 1996, primarily due to higher marketing costs in the plastic film market. Research and development expenses decreased $0.8 million as costs associated with the new FPO plant decreased as a result of the plant startup in December 1996.

     As a result of the factors discussed above, operating income decreased $61.7 million (or 49%) from 1995 to 1996. Of this $61.7 million decrease in operating income, $35.8 million was due to the cyclical downturn in the styrene business.

     Interest expense decreased $8.7 million (or 36%) principally due to a lower credit line balance and higher capitalized interest on capital improvements.

     Other, net increased $1.6 million from 1995 to 1996 principally due to costs of $1.2 million related to the Company's response to an unsolicited offer to purchase the Company.

     Income tax expense decreased $20.3 million from 1995 to 1996 due to decreased operating results.

     Due primarily to reasons discussed above, net income decreased $35.7 million from 1995 to 1996.

     1995 COMPARED TO 1994

     The Company's overall sales and profitability were higher in 1995 than 1994. As discussed above, the petrochemical and polymer markets in which the Company participates were stronger in the first half of 1995 as compared to the second half of 1995. Net sales increased $77.3 million (or 14%) from 1994 to 1995 principally due to an increase in average sales prices of styrene, polyethylene and polypropylene, offset by a decrease in sales volumes for plastic film. Styrene sales increased $30.3 million (or 34%) principally due to an increase in average sales prices of 9 cents per pound. Polyethylene sales increased $22.5 million (or 15%) principally due to an increase in average sales prices of 9 cents per pound, partially offset by a decrease in sales volumes of 21.7 million pounds. Polypropylene sales increased $13.0 million (or 17%) principally due to an increase in average sales prices of 7 cents per pound. Plastic film sales decreased $2.1 million (or 1%) principally due to a decrease in sales volumes of 20.3 million pounds principally from the lost sales volumes of the film sold to the disposable diaper market for reasons discussed in Item 1 -- Business -- Plastic Film, partially offset by an increase in average sales prices of 10 cents per pound. REXtac APAO sales increased $5.6 million (or 30%) principally due to an increase in sales volumes of 12.1 million pounds. Other sales increased $7.9 million in 1995 as compared to 1994 principally due to an increase in excess feedstock sales.

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

     In 1994, the Company recorded an extraordinary loss of $25.8 million, net of income taxes of $15.8 million, as a result of the redemption of the Company's increasing rate first priority and second priority notes. Due primarily to the factors discussed above, the Company had net income of $65.4 million in 1995 compared with a net loss of $4.3 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1996, net cash provided by operating activities decreased $114.3 million as compared to 1995. This decrease was principally due to lower gross profits and changes in working capital, primarily income taxes payable and inventories. The Company paid $46.6 million in federal and state taxes in 1996, which included the tax liability for 1995 and 1996. No federal income taxes were paid in 1995.

     In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") designed to increase stockholders' equity, reduce indebtedness and interest expense and improve the Company's strategic, operating and financial flexibility. The Recapitalization resulted in (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "Senior Notes") in an aggregate principal amount of $175 million, (iii) the establishment of a new credit facility, providing a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's increasing rate first priority and second priority notes, and (v) the repayment in full of the outstanding indebtedness under the then existing credit agreement. In addition to cash generated from operations, in 1995, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. Using cash generated from operations, this advance payment and existing cash balances, the Company repaid $100 million of long-term debt under the Term Loan in the first half of 1995. On April 24, 1996, the Company executed an amendment to its existing credit facility ( the "Amended Credit Agreement") to provide a line of credit in the amount of $150 million for a seven year term. On August 5, 1996, the Company executed an agreement with a financial institution for a $10 million uncommitted, unsecured line of credit ( the "Unsecured Note") for day to day cash flow requirements. As of December 31, 1996, the Company's outstanding indebtedness under the Amended Credit Agreement was $60 million and no amounts were outstanding under the Unsecured Note.

     On March 14, 1997, the Amended Credit Agreement was further amended to, among other things, permit the repurchase of shares of Common Stock pursuant to the Share Repurchase Program. On March 14, 1997, the Company received a commitment from Scotia Bank to increase the borrowing availability under the Amended Credit Agreement from $150 million to $225 million through $150 million in term loans and $75 million in a revolving credit facility (the "New Credit Agreement"). The primary use of proceeds from the New Credit Agreement will be to provide funds to repurchase approximately $35 million of the Company's Common Stock pursuant to the Share Repurchase Program and to finance portions of the Company's capital expenditure program at its Odessa, Texas plant over the next two years, including the modernization and expansion of its olefins plant and the construction of a new LLDPE plant.

     The New Credit Agreement will contain covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the Senior Notes. The New Credit Agreement also will contain certain financial covenants relating to the financial condition of the Company, including covenants relating to minimum net worth, the ratio of its earnings to its interest expense and the ratio of its earnings to debt . As of March 14, 1997, the Company had borrowed $93 million under the Amended Credit Agreement.

     The Company anticipates that the second part of the Share Repurchase Program will be funded by the issuance of $50 million in Preferred Stock. At the Special Meeting, stockholders will be asked to approve the second part of the Share Repurchase Program. See "Item 1 -- Business -- Recent Developments."

     The Company believes that, based on current levels of operations and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the New Credit Agreement, will be adequate to make scheduled payments of interest on the Senior Notes and dividends on the Preferred Stock, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

     The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

     Pursuant to Section 10.01(k) of the Amended Credit Agreement, the replacement of a majority of the Company's directors, if adopted by the stockholders of the Company at the Special Meeting, would cause a "change of control" as defined in the Amended Credit Agreement. Pursuant to the Amended Credit Agreement, the lenders could cancel their obligations to make loans to the Company and/or declare the loans then outstanding under the Amended Credit Agreement due and payable. The replacement of a majority of the Company's directors, if successful, also would be a "change of control" under the Indenture, pursuant to which the Senior Notes were issued. Each holder of Senior Notes would then have the right to require the Company to purchase all or any part of such holder's Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of purchase.

     During 1996 and 1995, the Company expended $113.8 million and $54.6 million, respectively, for capital expenditures. In 1997, the Company expects to spend approximately the same amount for capital expenditures as in 1996, including $33 million towards the completion of the olefin plant modernization and expansion and approximately $29 million towards construction of the LLDPE expansion at the Odessa Facility.

     A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $18.4 million accrued in the December 31, 1996 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of certain waste management unit closures required a public notice period that expired at the end of February 1997. The Company has received approval to close five solid waste management units, which will permit a reduction in the accrual for potential environmental liability of approximately $9.0 million. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions. See "Item 1 -Business -- Environmental and Related Regulation."

     The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million and $8.3 million in 1996 and 1995, respectively. In 1997, the Company anticipates spending approximately $8.4 million for environmental remediation, compliance and waste disposal. Of that amount, expenditures relating to remediation are projected to be approximately $2.3 million in 1997. Compliance and waste disposal costs are expected to increase slightly over the next several years as a result of increasingly stringent regulations that affect waste handling alternatives. In 1996 and 1995, the Company also spent approximately $1.4 million and $1.2 million, respectively, relating to environmental capital expenditures. For the foreseeable future, the Company expects to incur approximately $2 million to $4 million per year in capital spending to address the requirements of environmental laws. Additionally, the Company expects to spend approximately $5.9 million in 1997 for the completion of an alternative wastewater disposal facility. Annual amounts could vary depending on a variety of factors, such as the control measures or remedial technologies ultimately required and the time allowed to meet such requirements.

OTHER MATTERS

     The Company is including the following cautionary statement in this combined Annual Report to Shareholders/Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

1.   Changes in economic conditions and weather conditions
2.   Changes in the availability and/or price of feedstocks
3.   Changes in management or control of the Company
4.   Inability to obtain new customers or retain existing ones
5.   Significant changes in competitive factors affecting the Company
6. Governmental/regulatory actions and initiatives, including those affecting financings, and environmental/safety requirements
7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays
8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments
9. Regarding foreign operations - changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions
10. Significant changes in tax rates or policies or in rates of inflation or interest
11. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur
12. Changes in accounting principles and/or the application of such principles to the Company.

     The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The table set forth below provides certain information with respect to those persons who are currently serving as directors and executive officers of the Company.


        NAME                              Age                                    Position
        ----                              ---          -------------------------------------------------------------------------
Andrew J. Smith                            55          Chairman of the Board, Director and Chief Executive Officer
Lavon N. Anderson                          61          Director, President and Chief Operating Officer
James R. Ball                              54          Director
Harry B. Bartley                           69          Director
R. James Comeaux                           58          Director
William B. Hewitt                          58          Director
Ilan Kaufthal                              49          Director
Charles E. O'Connell                       65          Director
Jack E. Knott                              42          Director, Executive Vice President and President-Rexene Products
Richard C. Perry                           42          Director
Stephen C. Swid                            56          Director
Jonathan R. Wheeler                        45          Executive Vice President and President-CT Film
James M. Ruberto                           50          Executive Vice President-Administration
Bernard J. McNamee                         61          Executive Vice President, Secretary and General Counsel
Geff Perera                                43          Executive Vice President and Chief Financial Officer

     Mr. Smith has been Chairman of the Board of Directors since April 1996 and Chief Executive Officer and a director of the Company since March 1992. From December 1991 to March 1992, he was a private consultant. From June 1991 to December 1991, he was President and Chief Operating Officer of Itex Enterprises, Inc., an environmental remediation company. Mr. Smith also served as a consultant to Old Rexene from January 1991 to June 1991. Immediately prior thereto, he had been a director of Old Rexene since May 1988 and the President and Chief Executive Officer of Old Rexene since June 1988. Mr. Smith joined the Company in 1976.

     Dr. Anderson has been President and Chief Operating Officer of the Company since January 1991 and a director since February 1990. From May 1988 to January 1991, Dr. Anderson was Executive Vice President- Manufacturing and Technical of Old Rexene. Prior thereto Dr. Anderson has served the Company in various capacities since 1972.

     Mr. Ball has served as director of the Company since April 1996. He is a private investor and is engaged in private consulting. Mr. Ball served Vista Chemical Company in a number of capacities from 1984 to 1994, including Vice President, Marketing from July 1984 to August 1987, Senior Vice President, Commercial from August 1987 to February 1992, Executive Vice President and Chief Operations Officer, from February 1992 to July 1992, and President and Chief Executive Officer from July 1992 to December 1994. Prior to July 1984, Mr. Ball held various positions with Conoco since 1969. Mr. Ball is a director of The Carbide/Graphite Group.

     Mr. Bartley has served as a director of the Company since April 1995. He is currently retired. Mr. Bartley served Hoechst Celanese Corporation in a number of capacities from 1950 to 1989, including President of Celanese Chemical Co. from 1976 to 1987, President of Hoechst Celanese Chemical Group from 1987 to 1989 and director of Hoechst Celanese Corporation from 1987 to 1989.

     Mr. Comeaux has served as a director of the Company since April 1995. He has served as President of Petrochemical Management, Inc., a consulting firm, since April 1993. From August 1989 to January 1993, Mr. Comeaux was President, Chief Executive Officer and Director of Arcadian Corporation, a fertilizer manufacturer. Prior to such time, Mr. Comeaux was Senior Vice President of FINA, Inc. from 1984 to 1989 and served Gulf Oil Corporation in a number of capacities from 1967 to 1984.

     Mr. Hewitt has served as a director of the Company since February 1990. He has been President of Union Corporation, a receivables management and customer service outsourcing company, since May 1995 and Chairman of the Board and Chief Executive Officer of Capital Credit Corporation, a receivables management company, since September 1991. Mr. Hewitt was Executive Vice President of First Manhattan Consulting Group, a management consulting firm, from 1980 to September 1991. He is also a director of the Union Corporation.

     Mr. Kaufthal has served as a director of the Company since September 1992. He has been a managing director of Schroder Wertheim & Co. Incorporated, an investment banking firm, since 1987. He is also a director of United Retail Group, Inc., Cambrex Corporation and Russ Berrie & Company.

     Mr. O'Connell has served as a director of the Company since April 1995. He is currently retired. From 1985 to 1988, Mr. O'Connell served as President of the Society of Plastics Industries, a trade association. From 1964 to 1984, he served Gulf Oil Corporation in a variety of capacities.

     Mr. Knott has served as a director of the Company since April 1996 and has been Executive Vice President of the Company and President of Rexene Products since March 1995. Prior thereto, Mr. Knott had been Executive Vice President-Sales and Market Development of the Company since March 1992. Prior thereto, Mr. Knott was an Executive Vice President of Old Rexene since January 1991 and President of CT Film since February 1989.

     Mr. Perry has served as a director of the Company since March 19, 1997. Mr. Perry is the President of Perry Corp., a New York based private investment management firm, which he founded in November 1988. From 1977 to 1988, Mr. Perry implemented investment strategies in the equity trading area of Goldman Sachs & Co. He is also Chairman of the Board of FTD Corporation and a director of Radio & Records, Inc.

     Mr. Swid has served as a director of the Company since March 19, 1997. Mr. Swid has served as Chairman and Chief Executive Officer of SCS Communications, an owner and operator of diverse media properties, since late 1989. From February, 1990 to January, 1995, Mr. Swid was the Chairman and Chief Executive Officer of Westview Press. Prior thereto, Mr. Swid had been the Chairman and Chief Executive Officer of SBK Entertainment World, Inc. from November, 1986 to May, 1989. For the twelve years prior thereto, Mr. Swid had been the Co-Chairman and Co-Chief Executive Officer of Knoll International Holdings, Inc.

     Mr. Wheeler has been Executive Vice President of the Company and President of CT Film since January 1996. Prior thereto, Mr. Wheeler was Executive Vice President-Administration since April 1995. Prior thereto, Mr. Wheeler had been Senior Vice President-Administration of the Company since December 1990.

     Mr. Ruberto has been Executive Vice President-Administration since January 1996. Prior thereto, Mr. Ruberto had been Executive Vice President of the Company and President of CT Film since March 1992. Prior thereto, Mr. Ruberto had been Executive Vice President-Sales and Market Development of Rexene since January 1991. From April 1989 to January 1991, Mr. Ruberto was Executive Vice President-Marketing and Business Planning of Old Rexene.

     Mr. McNamee has been Executive Vice President, Secretary and General Counsel of the Company since April 1995. Prior thereto, Mr. McNamee had been Vice President, Secretary and General Counsel of the Company since May 1993. From September 1989 to November 1992, Mr. McNamee was Vice President and General Counsel of Ferro Corporation, a multinational manufacturer of specialty materials.

     Mr. Perera has been Executive Vice President and Chief Financial Officer of the Company since May 1996. Prior thereto, Mr. Perera had been Vice President of the Company since January 1991 and Controller since February 1989.

     In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws from which the Company emerged on September 18, 1992, pursuant to the Reorganization. At the time Old Rexene filed its petition for reorganization, Dr. Anderson and Mr. Hewitt served as directors. In addition, in connection with the Reorganization, Messrs. Kaufthal was appointed to serve on the Company's board at the request of the committee of creditors participating in the Reorganization. Mr. Smith, who served as a director of Old Rexene prior to the filing of its petition for reorganization, returned to Old Rexene's board after the petition was filed. Dr. Anderson and Messrs. Smith, Knott, Ruberto, Wheeler and Perera each served as executive officers of Old Rexene at some time within two years before the filing by Old Rexene of its petition for reorganization.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires directors and officers of the Company, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were met.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the four other highest paid executive officers of the Company in 1996 (the "named executive officers") for the years indicated.

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION
                                                  ------------------------------
                                                                        OPTIONS
                                                                        (NUMBER    ALL OTHER
    NAME AND PRINCIPAL POSITION            YEAR    SALARY     BONUS    OF SHARES) COMPENSATION
-------------------------------------      ----   --------   --------     ------   --------
Andrew J. Smith, Chairman of the           1996   $452,088   $357,186     80,000   $  6,300(1)
         Board and Chief Executive         1995    431,671    469,808         --      7,176
         Officer                           1994    367,502    380,000     70,000      4,902
Lavon N. Anderson, President and           1996   $297,000   $ 70,000         --   $  8,568(2)
         Chief Operating Officer           1995    297,000    248,054         --     10,888
                                           1994    292,000    297,000     40,000      6,273
Jack E. Knott, Executive Vice              1996   $241,267   $160,162     40,000   $  3,106(3)
         President and President of        1995    221,675    203,338         --      3,542
         Rexene Products                   1994    217,921    176,000     38,000      3,209
Jonathan R. Wheeler, Executive             1996   $225,845   $138,914     40,000   $  3,573(4)
         Vice President and                1995    206,675    190,630         --      3,548
         President of CT Film              1994    200,838    164,000     32,000      2,703
James M. Ruberto, Executive Vice           1996   $220,008   $ 87,727     20,000   $  4,427(5)
         President - Administration        1995    220,008    165,270         --      3,579
                                           1994    217,921    176,000     38,000      3,762

------------------------------------------

(1) Consists of Company contributions to employee benefit plans (and related cash supplements) of $2,250, $4,584 and $2,310 in 1996, 1995 and 1994, respectively, and imputed income for life insurance of $4,050, $2,592 and $2,592 for 1996, 1995 and 1994, respectively.

(2) Consists of Company contributions to employee benefit plans (and related cash supplements) of $2,250, $4,570 and $2,223 in 1996, 1995 and 1994, respectively, and imputed income for life insurance of $6,318, $6,318 and $4,050 in 1996, 1995 and 1994, respectively.

(3) Consists of Company contributions to employee benefit plans (and related cash supplements) of $2,225, $2,744 and $2,426 in 1996, 1995 and 1994, respectively, and imputed income for life insurance of $881, $798 and $783 in 1996, 1995 and 1994, respectively.

(4) Consists of Company contributions to employee benefit plans (and related cash supplements) of $2,175, $2,812 and $1,988 in 1996, 1995 and 1994, respectively, and imputed income for life insurance of $1,398, $736 and $715 in 1996, 1995 and 1994, respectively.

(5) Consists of Company contributions to employee benefit plans (and related cash supplements) of $2,175, $2,218 and $2,426 in 1996, 1995 and 1994, respectively, and imputed income for life insurance of $2,252, $1,361 and $1,336 in 1996, 1995 and 1994, respectively.

OPTION GRANTS, EXERCISES AND HOLDINGS

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the year ended December 31, 1996 to certain of the named executive officers.



                             OPTION GRANTS IN 1996

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                        Annual Rates of
                                                                                                          Stock Price
                                                                                                         Appreciation
                                                    Individual Grants                                   for Option Term
                            ------------------------------------------------------------------     ---------------------------
                            Number of Securities   % of Total
                             Underlying Options      Options         Exercise
                                   Granted         Granted to         or Base
                             (number of shares)     Employees          Price        Expiration
           Name                      (1)             in 1996         ($/sh)(2)         Date         5%($)(3)         10%($)(4)
           ----             --------------------   ----------        ---------      ----------      -------         ----------
Andrew J. Smith ...                80,000            16.34%          $   10.79        8/01/06        544,000         1,372,800
Jack E. Knott .....                40,000             8.17%          $   10.79        8/01/06        272,000           686,400
Jonathan R. Wheeler                40,000             8.17%          $   10.79        8/01/06        272,000           686,400
James M. Ruberto ..                20,000             4.08%          $   10.79        8/01/06        136,000           343,200

(1) Options represent the right to purchase shares of Common Stock at a fixed price per share. Fifty percent (50%) of the options become exercisable when the market value of the Common Stock first reaches $16.185 per share, and the balance of such options become exercisable when the market value of the Common Stock first reaches $21.58 per share. In any event, all of the options become exercisable on August 1, 2004 or upon the death, disability or retirement of an optionee or upon a change of control.
(2) Based on the average trading price on the New York Stock Exchange of the Common Stock for the preceding twenty trading days.
(3)  Represents an assumed market price per share of Common Stock of $17.59.
(4)  Represents an assumed market price per share of Common Stock of $27.95.

      No named executive officer exercised options to purchase Common Stock in 1996. The following table sets forth certain information with respect to the unexercised options to purchase Common Stock held at December 31, 1996 by each of the Company's named executive officers.


                                                            NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                             OPTIONS AT 12/31/96           IN-THE-MONEY OPTIONS AT
                                                                  (SHARES)                         12/31/96
                                                            ---------------------          ----------------------
                                                                EXERCISABLE/                     EXERCISABLE/
NAME                                                            UNEXERCISABLE                    UNEXERCISABLE
----                                                        ---------------------          ----------------------
Andrew J. Smith....................................            68,666/103,334                  389,533/309,342
Lavon N. Anderson..................................             45,916/13,334                   313,668/66,103
Jack E. Knott......................................             37,333/52,667                  241,320/172,890
Jonathan R. Wheeler................................             33,333/50,667                  214,877/159,673
James M. Ruberto...................................             37,333/32,667                  241,320/116,190

RETIREMENT PLANS

     The Company has a trusteed non-contributory defined benefit pension plan (the "Retirement Plan") for substantially all non-union employees. The normal retirement age of participants is 65. An employee is entitled, subject to various Internal Revenue Code limitations, to annual pension benefits equal to 0.9% of the employee's average annual base salary during the highest paid three consecutive years of the employee's final ten calendar years of service ("Final Average Pay") multiplied by years of service under the Retirement Plan, plus 0.5% of the employee's Final Average Pay which exceeds an average, computed under Internal Revenue Service rules, of the employee's wages taken into account for social security purposes, multiplied by the number of years of the employee's participation in the Retirement Plan (up to a maximum of 35 years).

     In October 1994, the Company adopted the Rexene Corporation Supplemental Executive Retirement Plan (the "SERP"), which was amended in 1996. The purposes of the SERP are to provide supplemental retirement and survivor benefits, in addition to amounts payable under the Retirement Plan, for a certain select group of management or highly compensated employees who complete a specified period of service and otherwise become eligible under the SERP. The Company intends to fund the SERP from time to time at the discretion of the Management Development and Compensation Committee or the Board of Directors; the general assets of the Company are the source of funds for the SERP. Participants in the SERP are entitled on or after age 60 and completion of 15 years of service from and after the later to occur of January 1, 1988 and their employment commencement date to receive monthly pension benefits which, when aggregated with benefits payable under the Retirement Plan, equal 65% of the monthly average of Final Average Pay multiplied by the participant's percentage of vesting and credited service under the SERP. Generally, participants vest 20% for each of the first five years of service, commencing October 1, 1994. Such pension benefits will be paid to the extent allowable under the Internal Revenue Code from the Retirement Plan and thereafter from the SERP. Pension payments to be received by Dr. Anderson under the SERP will be further reduced by any monthly pension benefits received under a predecessor company retirement plan, but he will be totally vested and given full service credit if he elects early retirement after August 1997. In addition, benefits payable to participants in the SERP who have less than 15 years of service will be reduced at the rate of 62/3% per year. If a participant elects to retire prior to age 60, he is eligible to receive benefits upon reaching age 55 and in such event his benefits under the SERP may be reduced in an amount not to exceed 10% for each year of early retirement. Under the SERP, pension payments will be permitted in excess of the limit imposed by the Internal Revenue Code under the Retirement Plan, which in 1996 provides that the highest annual salary on which benefits can be calculated is $150,000. Messrs. Smith, Anderson, Knott, Wheeler and Ruberto and two other executive officers are the only current participants in the SERP.

       The following table illustrates the amount of combined annual pension benefits payable under the Retirement Plan and the SERP to participants in specified average annual earnings and years of service classifications. Benefit payments under the Retirement Plan are not subject to any reduction for social security benefits or other offset amounts. Although the amounts set forth below include benefits payable under the SERP assuming participant vesting of 100%, all of the current participants in the SERP except one are currently vested only to the extent of 40% of his accrued benefits in such plan.


                                                             ANNUAL BENEFITS FOR YEARS OF SERVICE
                                             ------------------------------------------------------------------------------
FINAL AVERAGE PAY                               5               10                15               20                25
-----------------                            -------          -------           ------           -------           -------
$100,000...........................          $21,665          $43,336           $65,000          $65,000           $65,000
 150,000...........................           32,497           65,003            97,500           97,500            97,500
 200,000...........................           43,329           86,671           130,000          130,000           130,000
 300,000...........................           64,994          130,007           195,000          195,000           195,000
 400,000...........................           86,658          173,342           260,000          260,000           260,000
 500,000...........................          108,323          216,678           325,000          325,000           325,000

     For purposes of calculation of benefits under the Retirement Plan, only years of service since 1984 count in the benefits formula. As of December 31, 1996, the named executive officers had the following credited years of service under the Retirement Plan: Mr. Smith -- thirteen years; Dr. Anderson -- thirteen years; Mr. Knott -- eleven years; Mr. Wheeler -- eight years and Mr. Ruberto -- seven years. For purposes of calculation of benefits under the SERP, the years of credited service for each of the named executive officers as of December 31, 1996 were as follows: Mr. Smith -nine years; Dr. Anderson -- nine years; Mr. Knott -- nine years; Mr. Wheeler -- eight years and Mr. Ruberto -- seven years.

EXECUTIVE SECURITY PLAN

     The beneficiaries of two executive officers of the Company, Dr. Anderson and Mr. Knott, are entitled to receive under the Executive Security Plan of the Company (the "Security Plan") death benefits equal to a lump sum of $300,000 in the event of the death of Dr. Anderson or Mr. Knott while employed by the Company. The Company purchases life insurance covering such benefits. At the present time, it is not expected that any additional executive officers will be selected for participation in the Security Plan.

COMPENSATION OF DIRECTORS

     Fees and Expenses. In 1996, each director who is not an employee of the Company received a fee of $1,000 for each meeting of the Board attended, $1,000 for each committee meeting attended which was not held on the same day as a Board meeting and an annual fee of $10,000 payable in quarterly installments. In addition, on April 30, 1996, each director who is not an employee of the Company received options to purchase an aggregate of 2,000 shares of Common Stock under the Company's 1995 Stock Option Plan for Outside Directors. Such 1996 options are exercisable at $3.22 per share, equal to the average of the fair market value per share of Common Stock for the last 20 trading days immediately preceding April 30, 1996, less $10.00. The Company also reimburses directors for travel, lodging and related expenses they may incur in attending Board and committee meetings.

EMPLOYMENT AGREEMENTS

     Andrew J. Smith, Chief Executive Officer and a director of the Company, Lavon N. Anderson, President and Chief Operating Officer and a director of the Company, Geff F. Perera, Executive Vice President and Chief Financial Officer of the Company, Jack E. Knott, Executive Vice President of Rexene and President of Rexene Products and a director of the Company, James M. Ruberto, Executive Vice President of Rexene -- Administration, Jonathan R. Wheeler, Executive Vice President and President of CT Film, and Bernard J. McNamee, Executive Vice President, Secretary and General Counsel of the Company, are each parties to termination agreements entered into in 1996. Each termination agreement provides that in the event the employee is terminated without cause (as defined in the agreement) within three years after a change in control of Rexene, is assigned to a position of lesser responsibility or in the event such employee voluntarily resigns his employment in certain limited circumstances after such a change in control,

Rexene is obligated to pay the employee within 10 business days after the effective date of such termination, a lump sum cash severance equal to three times his then current annual base salary less $1.00. Additionally, in the event such employee voluntarily resigns because he is required to relocate within the continental United States within three years after a change in control under the Company's standard relocation policy, such employee is entitled to receive a lump sum cash severance amount equal to 18 months of his then current monthly base salary. The agreements also provide that in the event the employee is terminated without cause by Rexene without a change in control, Rexene is obligated to pay the employee within 10 business days of such termination a lump sum cash severance amount equal to one year of such employee's then current base salary. "Change in control" is defined in the relevant agreements to generally include: (i) a change in at least two-thirds of the members of the Board of Directors, whether as the result of a merger, reorganization or otherwise; (ii) the acquisition by a related group of persons of beneficial ownership of at least 20% of the Common Stock; (iii) the liquidation or dissolution of the Company; or (iv) a determination by a majority of the directors of the Company that such a change of control has occurred or is imminent.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following tabulation sets forth as of March 14, 1997, information with respect to each person who was known by Rexene to be the beneficial owner of more than five percent of the Common Stock.

                                                                                              COMMON STOCK
                                                                                           BENEFICIALLY OWNED
                                                                                ----------------------------------------
                                                                                      NUMBER OF                PERCENT
                  NAME AND ADDRESS OF BENEFICIAL OWNER                                 SHARES                 OF CLASS
------------------------------------------------------------------------        --------------------        ------------
Guy P. Wyser-Pratte and Spear, Leeds & Kellogg..........................            2,483,800(1)               13.2%
       c/o Guy P. Wyser-Pratte
       63 Wall Street
       New York, New York  10005
Dave C. Swalm...........................................................            1,850,000(2)                9.8%
       11102 Hedwig Lane
       Houston, Texas  77024


(1) Based upon information reported in Amendment No. 2 to Schedule 13D dated March 14, 1997 filed by Mr. Guy Wyser-Pratte and Spear, Leads & Kellogg. Mr. Wyser-Pratte has sole voting and investment power with respect to 1,369,700 shares of Common Stock beneficially owned by him and Spear, Leeds & Kellogg has sole voting and investment power with respect to 1,114,100 shares of Common Stock beneficially owned by it. Although Mr. Wyser-Pratte and Spear, Leeds & Kellogg may be deemed a "group" within the meaning of Rule 13d-5 under the 1934 Act, each of Mr. Wyser-Pratte and Spear, Leeds & Kellogg disclaims beneficial ownership of the shares of Common Stock owned by the other.

(2) Based upon information reported in Amendment No. 2 to Schedule 13D dated February 28, 1997 filed by Dave C. Swalm with the SEC. Mr. Swalm has sole voting and investment power with respect to 350,000 shares of Common Stock he beneficially owns. Mr. Swalm has shared voting and investment power with respect to 1,500,000 shares he beneficially owns.

SECURITY OWNERSHIP OF MANAGEMENT

     The following tabulation sets forth information with respect to the beneficial ownership of the Common Stock as of March 14, 1997 by each director and executive officer of the Company, and all executive officers and current directors of the Company as a group.


                                                                                              COMMON STOCK
                                                                                            BENEFICIALLY OWNED
                                                                                      -----------------------------
                                                                                       NUMBER OF            PERCENT
NAME                                                                                  SHARES (1)(2)        OF CLASS
Directors                                                                             -------------    ------------
Lavon N. Anderson...................................................                     54,383(3)             *
James R. Ball.......................................................                      2,000                *
Harry B. Bartley, Jr................................................                      7,000                *
R. James Comeaux....................................................                      7,000                *
William B. Hewitt...................................................                     29,000                *
Ilan Kaufthal.......................................................                     29,000                *
Jack E. Knott.......................................................                     47,333(4)             *
Charles E. O'Connell................................................                      4,000                *
Richard C. Perry....................................................                    602,400(5)           3.2%
Andrew J. Smith.....................................................                    103,557                *
Stephen C. Swid.....................................................                    639,254              3.4%

Named Executive Officers (excluding any director named above) and Group
James M. Ruberto....................................................                     43,333                *
Jonathan R. Wheeler.................................................                     38,500                *
All current directors and executive officers as a group (15 persons)                  1,659,430              8.7%

-----------------
*      Less than 1%

(1) All shares listed are directly held with sole voting and investment power unless otherwise indicated.

(2) Includes shares subject to stock options which are exercisable within 60 days by the following individuals and group in the following amounts: Dr. Anderson - 52,583; Mr. Ball - 2,000; Mr. Bartley - 4,000; Mr. Comeaux - 4,000; Mr. Hewitt - 2,000; Mr. Kaufthal - 29,000; Mr. Knott - 43,333; Mr.
     O'Connell - 4,000; Mr. Smith - 77,000; Mr. Ruberto - 43,333; Mr. Wheeler - 38,000; and all directors and executive officers as a group - 350,919.

(3) Includes 100 shares owned by a corporation of which Dr. Anderson owns 50% of the outstanding stock and shares voting and investment power.

(4) Includes 3,000 shares held by Mr. Knott's spouse in a custodial capacity under the Uniform Gift to Minors Act.

(5) All shares are owned beneficially by Perry Corp. for the benefit of investor accounts managed and controlled by Perry Corp. As controlling stockholder of Perry Corp., Mr. Perry may be deemed a beneficial owner of all or a portion of such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A son of Andrew J. Smith, the Chief Executive Officer and a director of the Company, became a Vice President of Orion Pacific, Inc. ("Orion") in 1990 and was a shareholder of Orion between 1993 and 1994. In August 1993, the son of Mr. Smith resigned as an officer and employee of Orion. Pursuant to contractual arrangements originated in 1988,(i) the Company sells to Orion certain discarded byproducts which Orion extracts from Company landfills and
(ii) Orion packages and processes a portion of the REXtac APAO manufactured by the Company at its plant in Odessa, Texas. During the year ended December 31, 1996, the Company sold approximately $36,000 of such by-products to Orion in the ordinary course of business. For the same period, the Company purchased approximately $1.3 million of

APAO processing and packaging services and miscellaneous materials from Orion. The Company has also agreed to pay Orion an additional $250,000 per plant for each APAO plant utilizing the technology which the Company builds or licenses outside the United States (excluding a former joint venture plant in Japan). The Company currently licenses this technology to Orion so that Orion can continue providing these services to the Company.

     Ilan Kaufthal, a director of the Company, is a managing director of Schroder Wertheim & Co. Incorporated, which provides investment banking services to the Company from time to time and which has been retained by the Company to act as its financial advisor in connection with an unsolicited offer to purchase the Company . See "Item 1 -- Business -- Recent Developments."


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

          2.3 -- Plan and Agreement of Merger, between Rexene Corporation and Rexene Products Company, dated as of September 11, 1992 (filed as Exhibit 2.3 to Rexene Corporation's Annual Report on Form 10- K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         3.1.1 -- Restated Certificate of Incorporation of Rexene Products Company (a/k/a Rexene Corporation), dated September 11, 1992 (filed as Exhibit 3.1 to Rexene Corporation's Annual Report on Form 10- K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

          3.1.2-- Amendment to Certificate of Incorporation, dated June 9,
                  1993 (filed as Exhibit 3.1.2 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

          3.2 -- Amendments to By-Laws, adopted May 24, 1994, together with a restatement of Rexene Corporation's By-Laws incorporating all amendments through May 24, 1994 (filed as Exhibit 3.2.3 to Rexene Corporation's Form 10-Q Quarterly Report for the three months ended June 30, 1994 and incorporated herein by reference).

          4.1 -- Indenture, dated as of November 29, 1994, between Rexene Corporation, as Issuer, and Bank One, Texas, N.A., as Trustee, for $175,000,000 11-3/4% Senior Notes due 2004 (filed as Exhibit 4.1 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

         4.2.3 -- Amendment No. 2 to Stockholder Rights Agreement (filed as
                  Exhibit 99.4 to Rexene Corporation's Form 8-A/A filed on July 26, 1996 and incorporated herein by reference).

         10.1* -- Rexene Corporation 1988 Stock Incentive Plan (filed as
                  Exhibit 10.5 to Rexene Corporation's Registration Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

         10.2* -- Rexene Corporation 1993 Non-Qualified Stock Option Plan
                  (filed as Exhibit 10.2 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.3* -- Rexene Corporation 1994 Long-Term Incentive Plan (filed as
                  Exhibit 10.2 to Amendment No. 1 to Rexene Corporation's Registration Statement on Form S-3 (SEC File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

         10.4* -- Non-Qualified Stock Option Plan for Outside Directors of
                  Rexene Corporation (filed as Exhibit 10.3 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

          10.5*-- 1995 Stock Option Plan for Outside Directors (filed as
                  Exhibit 10.19 to Rexene Corporation's Form 10-Q Quarterly Report for the three months ended June 30, 1995 and incorporated herein by reference).

         10.6* -- Rexene Corporation Supplemental Executive Retirement Plan
                  (filed as Exhibit 10.3 to Amendment No. 1 to Rexene Corporation's Registration Statement on Form S-3 (SEC File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

         0.6.1*-- Amendment No. 1 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of June 1, 1996 (filed as
                  Exhibit 10.6.1 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

        10.6.2*-- Amendment No. 2 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of July 26, 1996 (filed as Exhibit 10.6.2 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

        10.7.1*-- Rexene Corporation 1995 Annual Incentive Bonus Plan (filed as Exhibit 10.6.3 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.7.2*-- Rexene Corporation Executive Management Committee Annual
                  Incentive Plan.

        10.7.3*-- Rexene Corporation 1996 Performance Unit Program for
                  Executive Officers.

        10.7.4*-- Rexene Corporation Long Term Performance Unit Program for
                  Executive Officers.

        10.8.1*-- Rexene Corporation Executive Management Committee
                  Severance Policy (filed as Exhibit 10.5 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

       10.8.2* -- Form of Letter Agreement between Rexene Corporation and each member of its Executive Management Committee (filed as Exhibit 10.8.2 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       10.9.1* -- Executive Security Plan of Rexene Products Company (filed as Exhibit 10.8 to Rexene Corporation's Registration Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

       10.9.2* -- Form of Letter Agreement between Rexene Corporation and L.
                  N. Anderson and J. E. Knott dated as of March 1, 1995 relating to waiver of certain rights under the Executive Security Plan (filed as Exhibit 10.9.2 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

       10.10*  -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and Andrew
                  J. Smith (filed as Exhibit 10.8.2 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

      10.11.1* -- Non-Qualified Stock Option Agreement, dated as of June
                  15, 1988, between Rexene Corporation and Lavon N. Anderson (filed as Exhibit 10.29.2 to Rexene Corporation's Registration Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

      10.11.2* -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and Lavon
                  N. Anderson (filed as Exhibit 10.9.3 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

       10.12*  -- Employment Agreement, dated as of May 29, 1990, between
                  Rexene Products Company and Jack E. Knott (filed as Exhibit
                  10.15 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

       10.13.1 -- Amended and Restated Credit Agreement dated as of April
                  24, 1996, among Rexene Corporation, as Borrower, The Bank of Nova Scotia, as Agent, and the Lenders Signatory thereto (filed as Exhibit 10.15.3 to Rexene Corporation's
                  Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

       10.13.2 -- Money Market Grid Promissory Note, dated August 5, 1996, payable to the order of the Bank of Nova Scotia (filed as Exhibit 10.15.4 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference) .

       10.13.3 -- First Amendment and Supplement to Credit Agreement,
                  effective March 14, 1997, among Rexene Corporation, as Borrower, The Bank of Nova Scotia, as Agent, and the Lenders Signatory thereto.

       10.14*  -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and William
                  B. Hewitt (filed as Exhibit 10.22 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

       21.1    -- Subsidiaries of Rexene Corporation.

       23.1    -- Consent of Price Waterhouse LLP.

       27.1    -- Financial Data Schedule.

       99.1    -- Press Release, dated July 22, 1996, announcing rejection of Huntsman unsolicited takeover bid (filed as Exhibit 99.1 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.2    -- Letter to Shareholders, dated July 25, 1996 (filed as
                  Exhibit 99.2 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.3    -- Press Release, dated August 5, 1996, announcing rejection of second unsolicited Huntsman proposal (filed as Exhibit
                  99.3 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.4    -- Letter to Shareholders, dated September 3, 1996.


-----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)   No Form 8-K was filed in the fourth quarter of 1996.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, as of March 24, 1997.

                                         REXENE CORPORATION

                                         Registrant

                                         By:     /s/ ANDREW J. SMITH
                                             ------------------------------
                                                     Andrew J. Smith
                                                Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 24, 1997 by the following persons on behalf of the registrant and in the capacities indicated.



                /s/ ANDREW J. SMITH                                            /s/ LAVON N. ANDERSON
----------------------------------------------------           -------------------------------------------------
                    Andrew J. Smith                                                Lavon N. Anderson
               Chief Executive Officer,                                      President and Chief Operating
           Chairman of the Board and Director                                    Officer and Director


                 /s/ JAMES R. BALL                                           /s/ HARRY B. BARTLEY, JR.
----------------------------------------------------           -------------------------------------------------
                     James R. Ball                                               Harry B. Bartley, Jr.
                       Director                                                        Director



              /s/  R. JAMES COMEAUX                                            /s/ WILLIAM B. HEWITT
----------------------------------------------------           -------------------------------------------------
                   R. James Comeaux                                                William B. Hewitt
                       Director                                                        Director



                 /s/ ILAN KAUFTHAL                                               /s/ JACK E. KNOTT
----------------------------------------------------           -------------------------------------------------
                     Ilan Kaufthal                                                   Jack E. Knott
                       Director                                          Executive Vice President and Director



               /s/ CHARLES O'CONNELL                                              /s/ GEFF PERERA
----------------------------------------------------           -------------------------------------------------
                   Charles O'Connell                                                  Geff Perera
                       Director                                              Executive Vice President and
                                                                                Chief Financial Officer


                 /s/ RICHARD PERRY                                              /s/ STEPHEN C. SWID
----------------------------------------------------           -------------------------------------------------
                     Richard Perry                                                  Stephen C. Swid
                       Director                                                        Director


                      REXENE CORPORATION AND SUBSIDIARIES
                               ITEMS 8 AND 14(a)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page


Responsibility for the Consolidated Financial Statements...............................................        F-2

Report of Independent Accountants......................................................................        F-2

Consolidated Financial Statements:

   Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994..........         F-3

   Consolidated Balance Sheets as of December 31, 1996 and 1995........................................         F-4

   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
       December 31, 1996, 1995 and 1994................................................................         F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..........         F-6

   Notes to Consolidated Financial Statements..........................................................      F-7-23


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

         To help insure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. These controls are monitored by an ongoing program of internal audits. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Conduct of Company Employees." Careful selection of employees, and appropriate divisions of responsibility, also help us to achieve our control objectives.

         The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. Their report is also shown on this page.

         The Board of Directors, acting through its Audit Committee composed entirely of outside directors, oversees the adequacy of the Company's control environment. The Audit Committee meets periodically with representatives of Price Waterhouse LLP, internal financial management and the internal auditors to review accounting, control, auditing and financial reporting matters. The independent accountants and the internal auditors also have full and free access to meet privately with the Committee.


        Andrew J. Smith                                  Geff Perera
    Chief Executive Officer                        Chief Financial Officer

                               -----------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rexene Corporation

         In our opinion, the accompanying consolidated financial statements listed on page F-1 present fairly, in all material respects, the financial position of Rexene Corporation and its subsidiaries (the Company) at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Dallas, Texas
February 12, 1997, except as to Note 20, for which the date is March 14, 1997

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                  Years Ended December 31,
                                                                     -----------------------------------------------
                                                                           1996             1995            1994
                                                                     --------------   --------------  --------------
Net sales........................................................... $      587,761   $      615,238  $      537,957
                                                                     --------------   --------------  --------------
Operating expenses:
  Cost of sales.....................................................        472,152          437,640         418,048
  Marketing, general and administrative.............................         43,482           42,962          37,764
  Research and development..........................................          8,691            9,490           7,060
                                                                     --------------   --------------  --------------
                                                                            524,325          490,092         462,872
                                                                     --------------   --------------  --------------
Operating income....................................................         63,436          125,146          75,085
Interest expense....................................................        (15,684)         (24,343)        (49,885)
Interest income.....................................................          1,810            3,250           2,337
Other, net..........................................................         (1,733)            (174)          7,524
                                                                     --------------   --------------  --------------
Income before income taxes and extraordinary loss...................         47,829          103,879          35,061
Income tax expense..................................................        (18,098)         (38,436)        (13,557)
                                                                     --------------   --------------  --------------
Income before extraordinary loss....................................         29,731           65,443          21,504
Extraordinary loss..................................................          --               --            (25,831)
                                                                     --------------   --------------  --------------
Net income (loss)................................................... $       29,731   $       65,443  $       (4,327)
                                                                     ==============   ==============  ==============
Weighted average shares outstanding.................................         19,168           19,126          11,663
                                                                     ==============   ==============  ==============
Income (loss) per share:
  Income before extraordinary loss.................................. $         1.55   $         3.42  $         1.84
  Extraordinary loss................................................          --               --              (2.21)
                                                                     --------------   --------------  --------------
  Net income (loss)................................................. $         1.55   $         3.42  $        (0.37)

                                                                     ==============   ==============  ==============




See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               December 31,
                                                                                       ---------------------------
                                        ASSETS                                             1996           1995
                                                                                       ------------  -------------
Cash and cash equivalents............................................................. $        714  $      47,258
Deposit held in trust.................................................................        --             3,547
Accounts receivable, net..............................................................       85,340         73,520
Inventories...........................................................................       81,026         62,257
Deferred income taxes.................................................................        2,816          5,663
Prepaid expenses and other............................................................          301            531
                                                                                       ------------  -------------

   Total current assets...............................................................      170,197        192,776
                                                                                       ------------  -------------

Property, plant and equipment, net....................................................      383,700        291,675
Intangible assets, net................................................................       15,570         11,811
Other noncurrent assets...............................................................       28,075         24,329
                                                                                       ------------  -------------

                                                                                       $    597,542  $     520,591
                                                                                       ============  =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................................... $     55,030  $      29,768
Income taxes payable..................................................................          594         30,778
Accrued liabilities...................................................................       13,772         14,319
Accrued interest......................................................................        1,889          1,714
Employee benefits payable.............................................................        6,823          7,781
                                                                                       ------------  -------------

   Total current liabilities..........................................................       78,108         84,360
                                                                                       ------------  -------------

Long-term debt........................................................................      235,000        175,000
Other noncurrent liabilities..........................................................       62,459         67,107
Deferred income taxes.................................................................       52,924         53,973
Commitments and contingencies.........................................................        --             --
Stockholders' equity:
   Preferred stock, par value $.01 per share; 1 million shares authorized; none issued
    and outstanding, respectively.....................................................        --             --
   Common stock, par value $.01 per share; 100 million shares authorized; 18.8
    and 18.7 million shares issued and outstanding, respectively......................          188            187
   Paid-in capital....................................................................      111,553        111,247
   Retained earnings..................................................................       55,320         28,595
   Foreign currency translation adjustment............................................        1,990            122
                                                                                       ------------  -------------

    Total stockholders' equity........................................................      169,051        140,151
                                                                                       ------------  -------------

                                                                                       $    597,542  $     520,591
                                                                                       ============  =============


See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                                                                        Foreign
                                                    Common Stock                         Retained       Currency
                                             -------------------------     Paid-in       Earnings     Translation
                                                Shares       Amount        Capital       (Deficit)     Adjustment       Total
                                             -----------  ------------  -------------  -------------  ------------ -------------
Balance, December 31, 1993..................      10,501  $        105  $      26,529  $     (31,771) $      --    $      (5,137)

Issuance of common stock....................       8,124            81         83,826          --            --           83,907
Foreign currency translation adjustment.....       --            --             --             --              433           433
Net loss....................................       --            --             --            (4,327)        --           (4,327)
                                             -----------  ------------  -------------  -------------  ------------ -------------

Balance, December 31, 1994..................      18,625           186        110,355        (36,098)          433        74,876

Issuance of common stock....................         120             1            365          --            --              366
Tax benefit of directors' and employees'
  compensation deduction....................       --            --               527          --            --              527
Foreign currency translation adjustment.....       --            --             --             --             (311)         (311)
Dividends on common stock ($.04 per share)..       --            --             --              (750)        --             (750)
Net income..................................       --            --             --            65,443         --           65,443
                                             -----------  ------------  -------------  -------------  ------------ -------------

Balance, December 31, 1995..................      18,745           187        111,247         28,595           122       140,151


Issuance of common stock....................          63             1            240          --            --              241
Tax benefit of directors' and employees'
  compensation deduction....................       --            --                66          --            --               66
Foreign currency translation adjustment.....       --            --             --             --            1,868         1,868
Dividends on common stock ($.16 per share)..       --            --             --            (3,006)        --           (3,006)
Net income..................................       --            --             --            29,731         --           29,731
                                             -----------  ------------  ------------- --------------  ------------  ------------

Balance, December 31, 1996..................      18,808  $        188  $     111,553 $       55,320  $      1,990  $    169,051
                                             ===========  ============  ============= ==============  ============  ============



See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Years Ended December 31,
                                                                      --------------------------------------------------
                                                                          1996              1995                 1994
                                                                      -----------       ------------         -----------

Cash flows from operating activities:
  Net income (loss)...............................................    $    29,731       $     65,443         $    (4,327)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization...............................         23,402             21,475              18,959
      Deferred income taxes.......................................          1,750              5,168              (2,476)
      Amortization of debt issuance costs.........................          1,297              2,876               --
      Extraordinary loss, net of income taxes.....................          --                 --                 25,831
      Reversal of lawsuit judgment................................          --                 --                 (7,400)
      Non-cash interest expense...................................          --                 --                 19,441
      Change in:
        Deposits held in trust....................................          3,547              4,453               --
        Accounts receivable.......................................        (11,597)             3,872             (19,588)
        Inventories...............................................        (18,628)             5,943             (10,111)
        Prepaid expenses and other................................            235                567                 413
        Income taxes..............................................        (30,118)            32,952              19,550
        Accounts payable..........................................         25,106             (8,254)             10,621
        Accrued interest..........................................            175               (180)             (1,203)
        Employee benefits payable and accrued liabilities.........           (976)             2,369               3,528
        Other noncurrent liabilities..............................           (549)            (2,492)              3,189
      Other.......................................................         (5,166)            (1,716)             (3,643)
                                                                      -----------       ------------         -----------

          Total adjustments.......................................        (11,522)            67,033              57,111
                                                                      -----------       ------------         -----------

Net cash provided by operating activities.........................        18,209            132,476              52,784
                                                                      -----------       ------------         -----------

Cash flows used for investing activities -- capital expenditures..      (113,792)           (54,606)            (30,876)
                                                                      -----------       ------------         -----------

Cash flows from financing activities:
  Repayment of debt...............................................          --              (100,000)           (352,629)
  Advance payment from customer, net of repayments................         (3,600)            23,200               --
  Proceeds from issuance of common stock, net.....................            241                366              83,907
  Cash dividends paid.............................................         (3,004)             --                  --
  Proceeds from issuance of debt..................................          --                 --                275,000
  Bank borrowing..................................................         60,000              --                  7,000
  Repayment of bank borrowing.....................................          --                 --                 (9,000)
  Debt issuance costs and other...................................         (4,598)             --                (10,899)
                                                                      -----------       ------------         -----------

Net cash provided by (used for) financing activities..............         49,039            (76,434)             (6,621)
                                                                      -----------       ------------         -----------

Net increase (decrease) in cash and cash equivalents..............        (46,544)             1,436              15,287
Cash and cash equivalents at beginning of year....................         47,258             45,822              30,535
                                                                      -----------       ------------         -----------

Cash and cash equivalents at end of year..........................    $       714       $     47,258         $    45,822
                                                                      ===========       ============         ===========

Supplemental cash flow information:
  Cash paid for interest..........................................    $    21,951       $     23,740         $    30,915
  Cash paid for income taxes......................................    $    46,551       $      1,933         $     2,451


See notes to consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

       Rexene Corporation (the "Company") manufactures and markets a wide variety of products through two operating divisions. The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, REXtac(R) amorphous polyalphaolefin ("APAO"), styrene and, beginning in 1997, REXflex(R) FPO. The markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand, which in turn are affected by general economic conditions. The Company's plastic film and APAO businesses are generally less sensitive to the economic cycles.

Management Assumptions

       The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

Intangible Assets

       Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over fifteen years. Other intangible assets are stated at cost and consist primarily of licensing agreements and patents, which are amortized on a straight-line basis over five years.

                      REXENE CORPORATION AND SUBSIDIARIES

Income Taxes

       The Company accounts for income taxes following an asset and liability approach to financial accounting and reporting of income taxes.

Foreign Currency Translation

       Operations of the Company's foreign subsidiary use the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary are translated at current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in stockholders' equity.

Income (Loss) per Share

       Income (Loss) per share is based on the weighted average number of shares of common stock and, if dilutive, common stock equivalents outstanding.

Fair Value of Financial Instruments

       The carrying values of current assets and liabilities approximate fair value. At December 31, 1996 and 1995, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $194 million and $187 million, respectively, based on quoted market rates.

Reclassifications

       Certain amounts in the consolidated financial statements for periods prior to 1996 have been reclassified to conform with the 1996 presentation.

New Accounting Standards

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which generally establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company continues to account for such plans in accordance with Accounting Principles Board Opinion No. 25 and provides certain disclosures required by SFAS No. 123.

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

2.     RECAPITALIZATION

       In the fourth quarter of 1994, the Company completed a recapitalization plan (the "Recapitalization") consisting of (i) the issuance of 8 million shares of common stock at $11.00 per share, (ii) the issuance of 11 3/4% Senior Notes due 2004 (the "11 3/4% Senior Notes") in an aggregate principal amount of $175 million, (iii) the establishment of a new credit facility (the "Credit Agreement"), providing the Company with a $100 million term loan (the "Term Loan") and an $80 million revolving line of credit (the "Revolving Credit Facility"), (iv) the redemption and defeasance of the Company's existing increasing rate senior notes (the "Old Notes"), and (v) the repayment in full of the then outstanding indebtedness under the Company's existing credit agreement. In connection with the redemption of the Old Notes, the Company recorded an extraordinary loss of $25.8 million (net of income tax benefits of $15.8 million).

                      REXENE CORPORATION AND SUBSIDIARIES

3.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                                      December 31,
                                                                             ------------------------------
                                                                                 1996              1995
                                                                             -----------       ------------
Trade....................................................................... $    77,822       $     65,719
Other.......................................................................      11,030             11,175
                                                                             -----------       ------------
                                                                                  88,852             76,894
Less allowances for bad debts and returns...................................      (3,512)            (3,374)
                                                                             -----------       ------------
                                                                             $    85,340       $     73,520
                                                                             ===========       ============



       Net additions to (deductions from) the allowance accounts were $138,000, ($595,000) and $162,000 for 1996, 1995 and 1994, respectively.

4.     INVENTORIES

       Inventories consist of the following (in thousands):

                                                                                      December 31,
                                                                            -------------------------------
                                                                                1996               1995
                                                                            ------------       ------------
Raw materials.............................................................. $     30,145       $     20,144
Work in progress...........................................................        8,561              5,356
Finished goods.............................................................       42,320             36,757
                                                                            ------------       ------------
                                                                            $     81,026       $     62,257
                                                                            ============       ============


5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following (in thousands):

                                                                                      December 31,
                                                                            -------------------------------
                                                                                1996               1995
                                                                            ------------       ------------
Land....................................................................... $      5,874       $      5,823
Buildings..................................................................       34,588             22,697
Plant and equipment........................................................      359,243            284,749
Construction in progress...................................................       61,764             34,258
                                                                            ------------       ------------
                                                                                 461,469            347,527
Less accumulated depreciation..............................................      (77,769)           (55,852)
                                                                            ------------       ------------
                                                                            $    383,700       $    291,675
                                                                            ============       ============



       Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $21,768,000, $19,123,000 and $17,426,000, respectively. During the years ended December 31, 1996, 1995, and 1994, $8,259,000, $2,577,000 and
$1,412,000, respectively, of interest was capitalized in connection with construction projects.

                      REXENE CORPORATION AND SUBSIDIARIES

6.     INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization are (in thousands):


                                                                                             December 31,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------ -------------
Debt issuance costs.................................................................. $     14,333 $       9,735
Less accumulated amortization........................................................       (4,288)       (2,991)
                                                                                      ------------ -------------
                                                                                            10,045         6,744
Reorganization value in excess of amounts allocable to identifiable assets...........        4,298         4,298
Less accumulated amortization........................................................       (1,437)       (1,171)
                                                                                      ------------ -------------
                                                                                             2,861         3,127
Other intangible assets..............................................................        7,377         5,544
Less accumulated amortization........................................................       (4,713)       (3,604)
                                                                                      ------------ -------------
                                                                                             2,664         1,940
                                                                                      ------------ -------------
                                                                                      $     15,570 $      11,811
                                                                                      ============ =============

7.     OTHER NONCURRENT ASSETS

       Other noncurrent assets consist of the following (in thousands):


                                                                                             December 31,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------ -------------
Spare parts inventories.............................................................. $     16,945 $      15,760
Unrecognized prior service cost, net of accumulated amortization of $741 in 1996
     and $389 in 1995................................................................        2,022         2,763
Deposit in rabbi trust...............................................................        2,856         2,766
Long-term note receivable............................................................        1,550         1,550
Deposits held in trusts..............................................................        --            3,547
Other................................................................................        4,702         1,490
                                                                                      ------------ -------------
                                                                                            28,075        27,876
Less:  current portion of deposits held in trust.....................................        --           (3,547)
                                                                                      ------------ -------------
                                                                                      $     28,075 $      24,329
                                                                                      ============ =============

       Spare parts inventories are recorded at average cost. In 1995, the Company deposited $2.8 million in a rabbi trust account to fund a Supplemental Executive Retirement Plan (see note 15). In 1996, no amounts were deposited in the rabbi trust account to fund the SERP. The deposits held in trusts for the benefit of the Texas Natural Resource Conservation Commission ("TNRCC") were established and funded to comply with the financial assurance requirements of the Resource Conservation and Recovery Act. Based on the Company's improved financial condition, the TNRCC released the funds in the trust during 1996.

                      REXENE CORPORATION AND SUBSIDIARIES

8.     ACCRUED LIABILITIES

       Accrued liabilities consist of the following (in thousands):


                                                                                              December 31,
                                                                                      ---------------------------
                                                                                           1996          1995
                                                                                      ------------- -------------
Accrued taxes, other than income..................................................... $       3,243 $       2,811
Current portion of advance payment from customer (see note 10).......................         3,600         3,600
Other accrued expenses...............................................................         6,929         7,908
                                                                                      ------------- -------------
                                                                                      $      13,772 $      14,319
                                                                                      ============= =============


9.     LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):


                                                                                             December 31,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      ------------ -------------
Senior Notes due November 2004....................................................... $    175,000 $     175,000
Bank borrowing under the Amended Credit Agreement....................................       60,000         --
                                                                                      ------------ -------------
                                                                                      $    235,000 $     175,000
                                                                                      ============ =============


Senior Notes

       The 11 3/4% Senior Notes rank pari passu in right of payment with all senior borrowings, including borrowings under the Amended Credit Agreement. The 11 3/4% Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. The Company has no such outstanding subordinated indebtedness at December 31, 1996 and 1995. Interest is payable on the 11 3/4% Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 11 3/4% Senior Notes.

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

                      REXENE CORPORATION AND SUBSIDIARIES

                Year                                      Percentage
                ----                                      ----------
                1999...................................     105.875%
                2000...................................     103.917%
                2001...................................     101.958%
                2002 and thereafter....................     100.000%

         The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

Amended and Restated Credit Agreement

         In April 1996, the Company executed an Amended and Restated Credit Agreement (the "Amended Credit Agreement") expiring in 2003 which increased borrowing capacity under the Revolving Credit Facility to $150 million. Borrowings under the Amended Credit Agreement bear interest at a floating rate based on the prime rate or, at the Company's option, on the reserve-adjusted London Interbank offered rate and is secured by the pledge of substantially all of the assets of the Company, including inventory and accounts receivable and the proceeds thereof, but excluding the styrene plant in Odessa, Texas and the property at the plant in Scunthorpe, England. At December 31, 1996, approximately $2.3 million of stand-by letters of credit were outstanding under the Amended Credit Agreement and the applicable interest rate on outstanding borrowings was 7.4%.

         The Amended Credit Agreement contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the payment of dividends, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the 11 3/4% Senior Notes. The Amended Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to interest coverage and a leverage ratio.

Unsecured Note

         On August 5, 1996, the Company executed an agreement with a financial institution for a $10 million uncommitted, unsecured line of credit ( the "Unsecured Note") for day to day cash flow requirements. As of December 31, 1996, the Unsecured Note had no outstanding balance .

10.      OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities consist of the following (in thousands):


                                                                                       December 31,
                                                                             -------------------------------
                                                                                 1996               1995
                                                                             ------------       ------------
Accrued environmental remediation costs......................................$     18,433       $     20,331
Advance payment from customer................................................      16,000             19,600
Accumulated postretirement benefit obligation (see note 15)..................      16,379             15,841
Pension liabilities..........................................................       8,076              6,730
Other........................................................................       3,571              4,605
                                                                             ------------       ------------
                                                                             $     62,459       $     67,107
                                                                             ============       ============

                      REXENE CORPORATION AND SUBSIDIARIES

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

11.      COMMITMENTS

      The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of noncancellable operating lease agreements are as follows (in thousands):

         For the years ending December 31,
         1997..............................................................................       $  7,720
         1998..............................................................................          6,555
         1999..............................................................................          5,837
         2000..............................................................................          4,633
         2001..............................................................................          2,165
         2002 and thereafter...............................................................          4,025
                                                                                                  --------
         Total minimum lease payments......................................................       $ 30,935
                                                                                                  ========

      Rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 approximated $8,699,000, $8,902,000 and $7,616,000, respectively.

      In 1997, the Company expects to spend approximately the same amount for capital expenditures as in 1996.

12.   INCOME TAXES

      Income tax (expense) benefit on the Company's income before extraordinary loss consists of the following (in thousands):


                                                                               Years Ended December 31,
                                                                -----------------------------------------------------
                                                                     1996                1995                1994
                                                                --------------      --------------       ------------
Current:
  Federal...................................................... $      (14,324)     $      (30,376)      $    (13,883)
  State........................................................         (2,024)             (2,892)            (2,150)
Deferred ......................................................         (1,750)             (5,168)             2,476
                                                                --------------      --------------       ------------
                                                                $      (18,098)     $      (38,436)      $    (13,557)
                                                                ==============      ==============       ============


      In addition, for the year ended December 31, 1994, the Company recorded an income tax benefit of $15.8 million as a result of the extraordinary loss from the Recapitalization.

                      REXENE CORPORATION AND SUBSIDIARIES

      The statutory federal income tax rate was 35% for the years ended December 31, 1996, 1995 and 1994. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):


                                                                               Years Ended December 31,
                                                                       ----------------------------------------
                                                                           1996          1995          1994
                                                                       ------------  ------------  ------------
Income tax expense computed at statutory federal tax rate..............$    (16,740) $    (36,358) $    (12,271)
State income taxes.....................................................      (1,316)       (1,880)         (554)
Non-deductible amortization and expenses...............................        (246)         (544)         (245)
Non-cash interest......................................................       --            --           (1,771)
Effect of Foreign Sales Corporation....................................         349         1,013         --
Other, net.............................................................        (145)         (667)        1,284
                                                                       ------------  ------------  ------------
Income tax expense.....................................................$    (18,098) $    (38,436) $    (13,557)
                                                                       ============  ============  ============


The net deferred income tax liability consists of the following (in thousands):

                                                                                       December 31,
                                                                             -------------------------------
                                                                                 1996                1995
                                                                             ------------        -----------
Property, plant and equipment............................................... $     73,142        $    71,452
Intangible assets...........................................................        1,709                737
                                                                             ------------        -----------
  Gross deferred tax liabilities............................................       74,851             72,189
                                                                             ------------        -----------
Accounts receivable.........................................................       (1,392)            (2,311)
Inventories.................................................................         (361)              (659)
Tax losses and credits carried forward......................................       (3,526)            (1,358)
Other noncurrent assets.....................................................       (1,686)            (1,321)
Other noncurrent liabilities................................................      (16,765)           (16,895)
Other current assets and liabilities........................................       (1,013)            (1,335)
                                                                             ------------        -----------
  Gross deferred tax assets.................................................      (24,743)           (23,879)
                                                                             ------------        -----------
                                                                             $     50,108        $    48,310
                                                                             ============        ===========

      The Company has unused net operating loss carryforwards of $8.1 million in the United Kingdom, which do not expire. In 1994, the Company received $5.5 million in income tax refunds related to the carryback of the 1993 and 1992 net operating losses to the year ended December 31, 1990.

13.   INTEREST EXPENSE

      For the years ended December 31, 1996 and 1995, interest expense consists of (i) interest on the 11 3/4% Senior Notes, (ii) interest on the Amended Credit Agreement or Term Loan and, (iii) amortization of debt issuance costs, net of (iv) an allocation for interest capitalized in connection with construction projects (see note 5). For the year ended December 31, 1994, interest expense consists of (i) interest on the Old Notes, (ii) accretion on the Old Notes and (iii) an adjustment for Emerging Issues Task Force Issue No. 86-15 "Increasing Rate Debt," net of (iv) an allocation for interest capitalized in connection with construction projects.

                      REXENE CORPORATION AND SUBSIDIARIES

14.   OTHER INFORMATION

      Export sales were $54,138,000, $77,508,000, and $52,382,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      Other income for the year ended December 31, 1994 includes the reversal of a $7.4 million lawsuit accrual for which the Company ultimately prevailed on appeal.

      Maintenance and repair expenses were $29,343,000, $28,606,000, and $27,335,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

15.   EMPLOYEE BENEFITS

Savings Plan

      The Company sponsors an employee savings plan (the "Savings Plan") that provides participating employees with additional income upon retirement. Employees may contribute between 1% and 10% of their base salary up to a maximum of $9,500 annually to the Savings Plan. The Company matches a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base salary. Employee contributions are fully vested. Employer contributions are fully vested upon retirement or after five years of service. For 1996, 1995 and 1994, the Company matched 25% of the employee contributions up to the 6% limit, contributing approximately $526,000, $388,000, and $395,000 to the Savings Plan, respectively.

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

      The Company has a Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement and survivor benefits for certain key employees who complete a specified period of service and otherwise become eligible under the SERP. In 1996, no amounts were deposited in the rabbi trust account to fund the SERP. In 1995, $2.8 million was funded for the SERP.

      The Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan, and no amount was funded for the Security Plan in 1996 and 1995. No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan.

                      REXENE CORPORATION AND SUBSIDIARIES

      Net pension expense consists of the following (in thousands):


                                                                                Years Ended December 31,
                                                                   -------------------------------------------------
                                                                       1996               1995               1994
                                                                   ------------       ------------       -----------
Service cost...................................................... $      2,575       $      2,050       $     1,792
Interest cost.....................................................        2,170              1,850             1,503
Actual return on plan assets......................................       (1,457)            (2,704)              462
Net amortization and deferral.....................................          288              1,929            (1,410)
                                                                   ------------       ------------       -----------
Net pension expense............................................... $      3,576       $      3,125       $     2,347
                                                                   ============       ============       ===========


      The following table sets forth the funded status of the pension and retirement plans at December 31 (in thousands):


                                                                                       1996                1995
                                                                                  -------------       --------------
Actuarial present value of benefit obligations:
  Vested benefits................................................................ $      20,680       $       16,888
  Non-vested benefits............................................................         9,333                8,601
                                                                                  -------------       --------------
Accumulated benefit obligation................................................... $      30,013       $       25,489
                                                                                  =============       ==============
Projected benefit obligation..................................................... $      34,839       $       29,425
Plan assets at fair value........................................................       (21,316)             (19,143)
                                                                                  -------------       --------------
Excess of projected benefit obligations over plan assets.........................        13,523               10,282
Unrecognized net loss............................................................        (3,487)              (1,816)
Unrecognized prior service cost..................................................        (4,259)              (4,824)
Additional liability.............................................................         2,299                3,088
                                                                                  -------------       --------------
Pension liabilities included in other noncurrent liabilities..................... $       8,076       $        6,730
                                                                                  =============       ==============

      At December 31, 1996 and 1995, in determining the present value of benefit obligations, a discount rate of 7.75% and 7.25% was used, respectively. The assumption for the increase in future compensation levels was 4.5% at December 31, 1996 and 1995. At December 31, 1995 and 1994, the expected long-term rate of return on assets used in determining future service costs was 9%.

Postemployment Benefits

      The Company's obligation for postemployment benefits at December 31, 1996 and 1995 approximated $.3 million and $.9 million, respectively, and is included in other noncurrent liabilities.

Postretirement Benefits Other than Pensions

      The Company sponsors postretirement benefits other than the Pension Plans, such as health care and medical benefits. The Company reimburses retirees for these benefits but does not provide any additional funding for the postretirement benefits.

                      REXENE CORPORATION AND SUBSIDIARIES

      Net postretirement benefit expense consists of the following (in thousands):


                                                                                Years Ended December 31,
                                                                   --------------------------------------------------
                                                                       1996               1995               1994
                                                                   ------------       ------------       ------------
Service cost...................................................... $        396       $        374       $        394
Interest cost.....................................................          790                766                682
Net amortization and deferral.....................................         (346)              (339)              (284)
                                                                   ------------       ------------       ------------
Net postretirement benefit expense................................ $        840       $        801       $        792
                                                                   ============       ============       ============



      The following table sets forth the funded status of the postretirement benefits at December 31 (in thousands):


                                                                                        1996                1995
                                                                                   --------------      -------------
Actuarial present value of benefit obligations:
  Active participants eligible for retirement..................................... $        4,058      $       3,583
  Active participants not yet eligible for retirement.............................          5,353              3,553
  Retired participants............................................................          2,857              2,906
                                                                                   --------------      -------------
Accumulated postretirement benefit obligation.....................................         12,268             10,042
Plan assets at fair value.........................................................          --                 --
                                                                                   --------------      -------------
Excess of benefit obligation over plan assets.....................................         12,268             10,042
Unrecognized prior service cost...................................................           (113)               760
Unrecognized net gain.............................................................          4,224              5,039
                                                                                   --------------      -------------
Postretirement benefits included in other noncurrent liabilities.................. $       16,379      $      15,841
                                                                                   ==============      =============


      In 1996 and 1995, in determining the value of postretirement benefit obligations, a discount rate of 7.75% and 7.25%, respectively, was used, and in 1996 the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 9.0% in 1997, and descending to 5.5% in 2003 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $422,000 and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1996 by approximately $41,000.

Employee Stock Option Plans

      In 1988, the Company adopted a stock incentive plan (the "Stock Incentive Plan") providing for the granting of 87,500 stock options for, stock appreciation rights in, and the sale of restricted shares of, common stock for certain employees. In 1993, the Company adopted a stock option plan (the "Employee Plan") providing for the granting of 700,000 stock options for common stock to key employees of the Company. In 1994, the Company adopted a long-term incentive plan (the "Incentive Plan") providing for the granting of 882,000 stock options for common stock to key employees of the Company. The Incentive Plan is intended to replace the Stock Incentive Plan and the Employee Plan. The Company has granted non-qualified stock options under the Stock Incentive Plan, the Incentive Plan and the Employee Plan. In August, 1996 the Company granted 489,500 stock options to employees under the Incentive Plan.

                      REXENE CORPORATION AND SUBSIDIARIES

The exercise price of stock options is based on the average trading price of the stock for twenty days prior to the grant date. Changes in stock options during the years indicated are as follows:


                                                          Options                 Price Range              Weighted Average
                                                        Outstanding                Per Share                Exercise Price
                                                      --------------           ----------------            -----------------
Balance at December 31, 1993.........................        220,300            $3.43 -- 304.00                $15.50

Granted..............................................        498,000             3.71 --  14.63                  9.22
Exercised............................................         (4,496)            3.43                            3.43
Canceled.............................................         (8,175)          304.00                          304.00
                                                      --------------

Balance at December 31, 1994.........................        705,629             3.43 --  95.20                  7.81

Exercised............................................        (16,157)            3.43 --   3.71                  3.55
Canceled.............................................         (9,561)            3.43 --  95.20                 80.04
                                                      --------------

Balance at December 31, 1995.........................        679,911             3.43 --  14.63                  6.89

Granted..............................................        489,500            10.79                           10.79
Exercised............................................        (29,168)            3.43 --   3.71                  3.57
Canceled.............................................        (28,566)            3.43 --  14.63                 12.07
                                                      --------------

Balance at December 31, 1996.........................      1,111,677             3.43 --  14.63                  9.02
                                                      ==============

         At December 31, 1996, 392,500 options are available for grant under the Incentive Plan. The following table summarizes information about options outstanding at December 31, 1996:


                                            Options Outstanding                               Options Exercisable
                                                 Weighted
                                  Number          Average               Weighted                  Number      Weighted
       Range of                Outstanding       Remaining               Average             Exercisable       Average
    Exercise Prices            at 12/31/96      Life(Years)           Exercise Price          at 12/31/96   Exercise Price
----------------------   ------------------ -------------------  -----------------------    -------------  ---------------
$ 3.43 to $3.71               393,674             6.82                  $ 3.58                  318,501         $  3.55
$10.00 to $14.63              718,003             8.97                   11.99                  153,324           14.54
                            ---------                                                           -------
                            1,111,677             8.21                    9.02                  471,825            7.12
                            =========                                                           =======


Outside Director Stock Option Plans

         In 1993, the Company adopted a non-qualified stock option plan for outside directors providing for the granting of 225,000 stock options for common stock. In 1995, the Company adopted a non-qualified stock option plan for outside directors providing for the granting of 60,000 stock options for common stock. The exercise price of stock options is less than the market value of the Company's stock on the date of grant. Accordingly, compensation expense is recognized by the Company with respect to such grants. Changes in stock options during the years indicated are as follows:

                      REXENE CORPORATION AND SUBSIDIARIES

                                                                                                   Weighted
                                                        Options              Price Range            Average
                                                      Outstanding             Per Share           Exercise Price
                                                    --------------       -------------------  -----------------
Balance at December 31, 1993.......................        104,167        $ 0.63                      $0.63

Granted............................................        104,167          0.43                       0.43
Exercised..........................................        (14,583)         0.63                       0.63
Canceled...........................................        (18,750)         0.43 -- 0.63               0.50
                                                    --------------

Balance at December 31, 1994.......................        175,001          0.43 -- 0.63               0.53

Granted............................................         14,500          2.09                       2.09
Exercised..........................................       (104,167)         0.43 -- 0.63               0.55
                                                    --------------

Balance at December 31, 1995.......................         85,334          0.43 -- 2.09               0.76

Granted............................................         14,000          3.22                       3.22
Exercised..........................................        (33,584)         0.43 -- 2.09               0.75
                                                    --------------

Balance at December 31, 1996.......................         65,750          0.43 -- 3.22               1.28
                                                    ==============

         At December 31, 1996, 51,750 options are exercisable, and 31,500 options are available for grant.

         As permitted by SFAS No. 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option incentive plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS No. 123, net income in 1996 would have been reduced by approximately $118,000, or $.01 per share. Earnings per share for 1995 would not have changed. The average fair value of each option granted during 1996 under the Incentive Plan is estimated at $8.48 on the date of grant using the Noreen-Wolfson option pricing model with the following assumptions: (i) volatility of 46.9%, (ii) risk free interest rates of 6.95%, (iii) expected life of ten years with no defaults; and (iv) the Company's present dividend yield rate. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

Stock Option for Former Officer

         In 1994, a stock option to purchase 105,031 shares of common stock at an aggregate exercise price of $901,120 was exercised.

Stock Bonus Plan

         In 1985, the Company established an employee stock bonus plan (the "Stock Bonus Plan") for the benefit of its employees. Contributions were made at the discretion of the Company. Effective January 1, 1992, all participants (as defined) became 100% vested, and participation in the Stock Bonus Plan was frozen. In May 1996, the company terminated the Stock Bonus Plan and distributed all the funds.

16.  COMMON STOCK PURCHASE RIGHTS

         In 1993, the Company declared a dividend distribution of one Common Stock Purchase Right (a "Right") for each outstanding share of common stock. The Rights are exercisable only if a person or group acquires 15% or

                      REXENE CORPORATION AND SUBSIDIARIES
more of common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each Right entitles stockholders to purchase such number of shares of common stock at an exercise price of $60.00 (as amended) as determined under formulas set out in the agreement providing for the Rights. The existence of the Rights may, under certain circumstances, render more difficult or discourage attempts to acquire the Company.

         The Company can terminate the Rights at no cost any time prior to the acquisition of a 15% position. The termination period can be extended by the Board of Directors. The rights expire February 8, 2003.

17.  RELATED PARTY TRANSACTIONS

         Pursuant to a letter agreement between the Company and its Chairman of the Board, Arthur L. Goeschel, the Company agreed to pay Mr. Goeschel, in addition to his normal director fees, a sum of $2,750 per day plus expenses for each day over five days per quarter that he spends on Company matters. Under this letter agreement, the Company paid Mr. Goeschel approximately $50,000 in additional fees for the year ended December 31, 1994. No amount of additional fees were paid in 1996 or 1995.

         Mr. Kevin Clowe, a former director of the Company in 1994, is a corporate officer of The American International Group, Inc. ("AIG") which provides various types of insurance for the Company. During 1994, the Company paid approximately $3.1 million in premiums and fees to subsidiaries of AIG in the ordinary course of business.

         Mr. Ilan Kaufthal, a director of the Company, is a managing director of Schroder Wertheim & Co. Incorporated ("Schroder"). In connection with the Recapitalization in 1994, the Company paid Schroder underwriter fees of approximately $2.9 million. During 1996, the Company paid Schroder $0.6 million for services in connection with an unsolicited offer to purchase the Company.

18.  CONTINGENCIES

Environmental Regulation

         The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of reasonable investigation and analysis, management believes that the approximately $18.4 million accrued in the December 31, 1996 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of these waste management unit closures requires a public notice period that expires at the end of February 1997. The Company has received approval to allow closure of five solid waste management units, which will permit a reduction in the accrual for potential environmental liability of approximately $9.0 million. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company's operating

                      REXENE CORPORATION AND SUBSIDIARIES
expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million, $8.3 million and $6.6 million in 1996, 1995 and 1994, respectively.

         The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the Texas Natural Resource Conservation Commission ("TNRCC"). TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. The Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter will acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. Construction to modify the existing municipal facility is in progress with a view to having the POTW operational by September 1997. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops this alternative wastewater disposal system. However, if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Shareholder Litigation

         On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman Corporation ("Huntsman") to purchase the outstanding shares of common stock of the Company. The lawsuit names the Company and each of its directors as defendants. The complaint alleges that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties including Huntsman in order to entrench management. Plaintiff seeks certification of the lawsuit as a class action, an order requiring defendants to take various actions including exposing the Company to the market place in an effort to create an auction of the Company and an unspecified amount of damages. The Company is also aware of two other similar lawsuits that are pending in the Chancery Court. The plaintiffs' counsel in these cases has agreed to an indefinite extension of defendants' answer date. Under the agreement, defendants need not respond to the complaints until notified to do so by plaintiffs' counsel.

Phillips Block Copolymer Litigation

         In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleges that the Company's copolymer process for polypropylene infringes Phillips' two "block" copolymer patents, the last of which expired in 1994. This action, which was originally filed in Illinois, was transferred to the United States District Court for the Southern District of Texas, Houston Division. After discovery proceedings were completed, the Company filed a motion for summary judgment. Phillips filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. In 1993, the court entered an order denying Phillips' motion to disqualify the special master. On December 23, 1996, the court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips has filed a notice of appeal. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding.

                      REXENE CORPORATION AND SUBSIDIARIES

Phillips Crystalline License Litigation

         In May 1990, Phillips filed a lawsuit against the Company in the United States District Court for the District of Delaware seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' Patent No. 4,376,851 (the "'851 Patent") for crystalline polypropylene. Pursuant to a License Agreement dated as of May 15, 1983, as amended (the "License Agreement"), Phillips granted the Company a non-exclusive license to make, use and sell crystalline polypropylene covered by the `851 Patent. The complaint alleged that effective April 21, 1990, Phillips terminated the License Agreement because it believed that, by the terms of the License Agreement, all conditions precedent to such termination had occurred. The complaint further alleged that, without an effective License Agreement, the Company's continuing use of the `851 Patent constitutes an infringing use. At trial in October 1994, Phillips sought damages of approximately $15.5 million, plus interest and fees, for alleged infringement for the period between April 21, 1990 and trial. On June 19, 1995, the United States District Court entered judgment in favor of the Company and concluded that Phillips had not properly terminated the License Agreement. Phillips appealed the court's judgment. On March 27, 1996, the Court of Appeals for the Federal Circuit entered an order reversing the lower court's judgment, holding that the termination notice was sufficient and remanding the action to the lower court. The lower court must now review Phillips' claims and other defenses asserted by the Company that were not previously ruled on in order to enter a new judgment.

Odessa Residents' Tort Litigation

         On April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct and payment of property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorney's fees; punitive damages and injunctive relief. Plaintiffs' petition specified alleged pollution from air emissions from the three plants as a basis for their claims. The trial court allowed the intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. Defendants are challenging the NAACP's standing to participate in the lawsuit. In May 1996, the trial court announced that the lawsuit would be tried by groups of plaintiffs and set the first group of 65 plaintiffs for trial in May 1997. The trial court allowed plaintiffs' counsel to designate ten plaintiffs for the first trial, and the trial court selected the remaining 55 at random. Discovery was ongoing when in late January 1997 the parties and the trial court agreed to a 30-day moratorium to determine if the case could be settled and the May 1997 trial date was vacated. At mediation, the Company agreed to a settlement with plaintiffs' counsel which still must be ratified by the plaintiffs' group. If a settlement is not concluded, the case will be reset for trial later in 1997. Also, late in 1996, plaintiffs' counsel filed a new lawsuit in the State District Court in Harris County (Houston), Texas for seven similarly situated plaintiffs. Under the terms of the tentative settlement, this lawsuit will be settled as well.

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

19.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for the years ended December 31, 1996 and 1995 is as follows (in thousands except per share amounts):


                                                        For the quarter ended
                            --------------------------------------------------------------------------------
                            December  September June 30,  March 31, December  September  June 30,  March 31,
                            31, 1996  30, 1996    1996      1996    31, 1995  30, 1995     1995      1995
                            --------- --------- --------- --------- --------- --------- ---------  ---------
Net sales.................. $ 151,156 $ 150,456 $ 146,462 $ 139,687 $ 132,145 $ 154,113 $ 159,452  $ 169,528
Gross profit...............    28,352    31,626    29,149    26,482    29,163    40,154    52,284     55,997
Net income.................     7,166     8,603     7,492     6,470     8,102    13,960    20,532     22,849
Weighted average shares
outstanding................    19,257    19,185    19,139    19,126    19,112    19,143    19,125     19,104
Net income per share.......       .37       .45       .39       .34       .42       .73      1.07       1.20
Dividends per share........       .04       .04       .04       .04       .04     --        --         --


20.      SUBSEQUENT EVENT

         On March 14, 1997, the Company executed a commitment letter with a bank to increase the borrowing availability under the Amended Credit Agreement from $150 million to $225 million through $150 million in term loans and $75 million in a revolving credit facility. The Company anticipates consummation of the financing during the second quarter of 1997.

                                EXHIBIT INDEX


         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
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

          2.3 -- Plan and Agreement of Merger, between Rexene Corporation and Rexene Products Company, dated as of September 11, 1992
                  (filed as Exhibit 2.3 to Rexene Corporation's Annual Report on Form 10- K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         3.1.1 -- Restated Certificate of Incorporation of Rexene Products
                  Company (a/k/a Rexene Corporation), dated September 11, 1992
                  (filed as Exhibit 3.1 to Rexene Corporation's Annual Report on Form 10- K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

          4.1  -- Indenture, dated as of November 29, 1994, between Rexene
                  Corporation, as Issuer, and Bank One, Texas, N.A., as
                  Trustee, for $175,000,000 11-3/4% Senior Notes due 2004
                  (filed as Exhibit 4.1 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).



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

         4.2.3 -- Amendment No. 2 to Stockholder Rights Agreement (filed as
                  Exhibit 99.4 to Rexene Corporation's Form 8-A/A filed on July
                  26, 1996 and incorporated herein by reference).

         10.1* -- Rexene Corporation 1988 Stock Incentive Plan (filed as
                  Exhibit 10.5 to Rexene Corporation's Registration Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

         10.2* -- Rexene Corporation 1993 Non-Qualified Stock Option Plan
                  (filed as Exhibit 10.2 to Rexene Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.3* -- Rexene Corporation 1994 Long-Term Incentive Plan (filed as
                  Exhibit 10.2 to Amendment No. 1 to Rexene Corporation's
                  Registration Statement on Form S-3 (SEC File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

         10.4* -- Non-Qualified Stock Option Plan for Outside Directors of
                  Rexene Corporation (filed as Exhibit 10.3 to Rexene
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

          10.5*-- 1995 Stock Option Plan for Outside Directors (filed as
                  Exhibit 10.19 to Rexene Corporation's Form 10-Q Quarterly
                  Report for the three months ended June 30, 1995 and incorporated herein by reference).

         10.6* -- Rexene Corporation Supplemental Executive Retirement Plan
                  (filed as Exhibit 10.3 to Amendment No. 1 to Rexene
                  Corporation's Registration Statement on Form S-3 (SEC File
                  No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

         0.6.1*-- Amendment No. 1 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of June 1, 1996 (filed as
                  Exhibit 10.6.1 to Rexene Corporation's Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

        10.6.2*-- Amendment No. 2 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of July 26, 1996 (filed as Exhibit 10.6.2 to Rexene Corporation's Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

        10.7.1*-- Rexene Corporation 1995 Annual Incentive Bonus Plan (filed as Exhibit 10.6.3 to Rexene Corporation's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.7.2*-- Rexene Corporation Executive Management Committee Annual
                  Incentive Plan.

        10.7.3*-- Rexene Corporation 1996 Performance Unit Program for
                  Executive Officers.

        10.7.4*-- Rexene Corporation Long Term Performance Unit Program for
                  Executive Officers.

        10.8.1*-- Rexene Corporation Executive Management Committee
                  Severance Policy (filed as Exhibit 10.5 to Rexene
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).



       10.8.2* -- Form of Letter Agreement between Rexene Corporation and each member of its Executive Management Committee (filed as Exhibit 10.8.2 to Rexene Corporation's Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       10.9.1* -- Executive Security Plan of Rexene Products Company (filed as Exhibit 10.8 to Rexene Corporation's Registration
                  Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

       10.9.2* -- Form of Letter Agreement between Rexene Corporation and L.
                  N. Anderson and J. E. Knott dated as of March 1, 1995 relating to waiver of certain rights under the Executive
                  Security Plan (filed as Exhibit 10.9.2 to Rexene
                  Corporation's Annual Report on Form 10-K for the year ended
                  December 31, 1995 and incorporated herein by reference).

       10.10*  -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and Andrew
                  J. Smith (filed as Exhibit 10.8.2 to Rexene Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1992 and incorporated herein by reference).

      10.11.1* -- Non-Qualified Stock Option Agreement, dated as of June
                  15, 1988, between Rexene Corporation and Lavon N. Anderson
                  (filed as Exhibit 10.29.2 to Rexene Corporation's
                  Registration Statement on Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

      10.11.2* -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and Lavon
                  N. Anderson (filed as Exhibit 10.9.3 to Rexene Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1992 and incorporated herein by reference).

       10.12*  -- Employment Agreement, dated as of May 29, 1990, between
                  Rexene Products Company and Jack E. Knott (filed as Exhibit
                  10.15 to Rexene Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

       10.13.1 -- Amended and Restated Credit Agreement dated as of April
                  24, 1996 ,among Rexene Corporation, as Borrower, The Bank of
                  Nova Scotia, as Agent, and the Lenders Signatory thereto
                  (filed as Exhibit 10.15.3 to Rexene Corporation's Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

       10.13.2 -- Money Market Grid Promissory Note, dated August 5, 1996, payable to the order of the Bank of Nova Scotia (filed as Exhibit 10.15.4 to Rexene Corporation's Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference) .

       10.13.3 -- First Amendment and Supplement to Credit Agreement,
                  effective March 14, 1997, among Rexene Corporation, as
                  Borrower, The Bank of Nova Scotia, as Agent, and the Lenders
                  Signatory thereto.

       10.14*  -- Indemnity Agreement, dated as of May 25, 1990, by and among Rexene Corporation, Rexene Products Company and William
                  B. Hewitt (filed as Exhibit 10.22 to Rexene Corporation's
                  Annual Report on Form 10-K for the year ended December 31,
                  1992, and incorporated herein by reference).



       21.1    -- Subsidiaries of Rexene Corporation.

       23.1    -- Consent of Price Waterhouse LLP.

       27.1    -- Financial Data Schedule.

       99.1    -- Press Release, dated July 22, 1996, announcing rejection of Huntsman unsolicited takeover bid (filed as Exhibit 99.1 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.2    -- Letter to Shareholders, dated July 25, 1996 (filed as
                  Exhibit 99.2 to Rexene Corporation's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.3    -- Press Release, dated August 5, 1996, announcing rejection of second unsolicited Huntsman proposal (filed as Exhibit
                  99.3 to Rexene Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       99.4    -- Letter to Shareholders, dated September 3, 1996.



* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.