Form 10-Q
period 1997-03-31
REXENE CORP
filed 1997-04-29
CIK 829218

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q

                               ----------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

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

At April 23, 1997, 18,843,453 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.

                      REXENE CORPORATION AND SUBSIDIARIES



                                                                                                                     Page
                                                                                                                     ----

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for the Three Months
                Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . 2

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 . . . . . . 3

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . . 6

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                      REXENE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                          1997          1996
                                                                                        --------      --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $163,716      $139,687

Operating expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        144,423       113,205
  Marketing, general and administrative . . . . . . . . . . . . . . . . . . . . .         10,156        10,414
  Research and development  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,957         2,040
  Reversal of environmental accrual . . . . . . . . . . . . . . . . . . . . . . .         (9,000)        --
                                                                                        --------      --------
                                                                                         147,536       125,659
                                                                                        --------      --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,180        14,028
                                                                                        --------      --------
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,464)       (4,367)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            281           769
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,135)          (26)
                                                                                        --------      --------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,862        10,404

Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,748         3,934
                                                                                        --------      --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,114      $  6,470
                                                                                        ========      ========

Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .         19,272        19,126
                                                                                        ========      ========
Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.32      $   0.34
                                                                                        ========      ========





           See notes to condensed consolidated financial statements.

                     REXENE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (Unaudited)

                                                                                      March 31,     December 31,
                                                                                        1997            1996
                                                                                     --------         --------
                                  ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 19,671         $    714
Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85,327           85,340
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76,083           81,026
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,912            2,816
Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,477              301
                                                                                     --------         --------
  Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,470          170,197

Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .     397,213          383,700
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,970           15,570
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,162           28,075
                                                                                     --------         --------
                                                                                     $625,815         $597,542
                                                                                     ========         ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 33,974         $ 55,030
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,431           13,772
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,117            1,889
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,663              594
Employee benefits payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,846            6,823
                                                                                     --------         --------
  Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,031           78,108

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     283,000          235,000
Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .      52,680           62,459
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,685           52,924
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . .       --               --

Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million shares authorized; none
    issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . .       --               --
  Common stock, par value $.01 per share; 100 million shares authorized;
    18.8 and 18.8 million shares issued and outstanding, respectively . . . . . .         188              188
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,605          111,553
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,681           55,320
  Less common shares held in treasury, at cost  . . . . . . . . . . . . . . . . .        (159)             -
  Foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . .       1,104            1,990
                                                                                     --------         --------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .     173,419          169,051
                                                                                     --------         --------

                                                                                     $625,815         $597,542
                                                                                     ========         ========

           See notes to condensed consolidated financial statements.

                     REXENE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1997             1996
                                                                                   ---------         --------
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,114         $  6,470
                                                                                   ---------         --------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .      7,205            5,682
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,665               (7)
  Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        430              250
  Change in:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (109)          (1,922)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,870           (2,641)
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . .     (2,174)             218
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,069          (26,188)
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (21,018)            (296)
    Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,228            5,140
    Employee benefits payable and accrued liabilities . . . . . . . . . . . . . .     (4,316)          (3,343)
    Other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . .     (8,879)             601
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        931              307
                                                                                   ---------         --------
  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,098)         (22,199)
                                                                                   ---------         --------
Net cash used for operating activities  . . . . . . . . . . . . . . . . . . . . .     (5,984)         (15,729)
                                                                                   ---------         --------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (21,156)         (17,386)
  Purchase of intangible assets . . . . . . . . . . . . . . . . . . . . . . . . .      --                (833)
                                                                                   ---------         --------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .    (21,156)         (18,219)
                                                                                   ---------         --------

Cash flows from financing activities:
  Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48,000             --
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (144)            --
  Repayment of advance payment from customer  . . . . . . . . . . . . . . . . . .       (900)            (900)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (752)            (750)
  Repurchase of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .       (159)            --
  Proceeds from issuance of common stock, net . . . . . . . . . . . . . . . . . .         52               73
                                                                                   ---------         --------

Net cash provided by (used for)  financing activities . . . . . . . . . . . . . .     46,097           (1,577)
                                                                                   ---------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .     18,957          (35,525)
Cash and cash equivalents at beginning of quarter . . . . . . . . . . . . . . . .        714           47,258
                                                                                   ---------         --------

Cash and cash equivalents at end of quarter . . . . . . . . . . . . . . . . . . .  $  19,671         $ 11,733
                                                                                   =========         ========

Supplemental cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,448         $     75

  Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .  $     257         $ 30,310


           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      GENERAL

Rexene Corporation manufactures and markets a wide variety of products through two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, Rextac(R) amorphous polyalphaolefin ("Rextac"), REXflex (R) FPO and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company."

The accompanying condensed consolidated financial statements are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the 1996 Annual Report on Form 10-K.

2.      NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share.
SFAS No. 128 is effective for the periods ending after December 15, 1997 and requires upon adoption restatement of all prior-period earnings per share amounts presented. If the Company had computed net earnings per share in accordance with the provisions of SFAS No. 128, the basic and diluted earnings per share for the three months ended March 31, 1997 and 1996 would have been no different from the reported primary and fully diluted earnings per share.

3.      INCOME TAXES

Income tax expense consists of the following (in thousands):                          Three Months Ended March 31,
                                                                                         1997            1996
                                                                                       -------         --------
Current:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ($1,153)         $3,420
  State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          236             521
Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,665              (7)
                                                                                       -------          ------

                                                                                       $ 3,748          $3,934
                                                                                       =======          ======

4.       INVENTORIES

Inventories consist of the following (in thousands):                                 March 31,        December
                                                                                       1997           31, 1996
                                                                                      -------         --------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $28,916          $30,145
Work in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,372            8,561
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,795           42,320
                                                                                      -------         --------

                                                                                      $76,083          $81,026
                                                                                      ========         =======

5.       PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                                                    March 31,      December 31,
                                                                                       1997            1996
                                                                                    ----------      ----------
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 481,696        $ 461,469
Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     (84,483)         (77,769)
                                                                                    ---------        ---------
                                                                                    $ 397,213        $ 383,700
                                                                                    =========        =========

6.       INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                                                                       March 31,     December 31,
                                                                                         1997           1996
                                                                                       -------        --------
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $14,406         $14,333
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,649)         (4,288)
                                                                                       -------         -------

                                                                                         9,757          10,045
                                                                                       -------         -------

Reorganization value in excess of amounts allocable to identifiable assets  . . .        4,298           4,298
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,504)         (1,437)
                                                                                       -------         -------

                                                                                         2,794           2,861
                                                                                       -------         -------

Other intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,409           7,377
Less accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,990)         (4,713)
                                                                                       -------         -------

                                                                                         2,419           2,664
                                                                                       -------         -------

                                                                                       $14,970         $15,570
                                                                                       =======         =======

7.      CONTINGENCIES

The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $9.3 million accrued in the March 31, 1997 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of these waste management unit closures required a public notice period that expired at the end of February 1997. The Company received approval to allow closure of five solid waste management units, which permitted a reduction in the accrual for potential environmental liability of $9.0 million. The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the Texas Natural Resources Conservation Commission ("TNRCC"). TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. The Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which that latter will acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. Construction to modify the existing municipal facility is in progress with a view to having the POTW operational by September 1997. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops this alternative wastewater disposal system. However, if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

The Company is a party to various litigation arising in the ordinary course of business and to certain other litigation which are set forth in Note 18 to the Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K. There have been no material changes to the litigation described in the aforementioned Note 18, except as described in Part II below.

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

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGL"), propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales decreased from 30% in 1996 to 28% for the first quarter of 1997. The Company's inability in 1996 and the first quarter of 1997, to pass on the full amount of the increases in feedstock costs to customers had a significant impact on operating results. Lower industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during 1996 and early 1997. Ethane and propane prices decreased midway in the first quarter of 1997 to levels comparable to the first quarter of 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

The Company's overall sales were higher in the first quarter of 1997 as
compared to the first quarter of 1996.   Net sales increased $24.0 million (or
17%) from the first quarter of 1996 to the first quarter of 1997 principally due to higher average sales prices in all product lines partially offset by lower polyethylene and styrene sales volumes. Polyethylene sales increased $6.5 million (or 17%) principally due to an increase in average sales prices of 9 cents per pound, partially offset by a decrease in sales volumes of 4.4 million pounds. Plastic film sales increased $4.3 million (or 12%) principally due to an increase in average sales prices of 3 cents per pound and an increase in sales volumes of 2.8 million pounds. Polypropylene sales increased $1.0 million (or 4%) principally due to an increase in average sales prices of 1 cent per pound and an increase in sales volumes of 1.0 million pounds. REXtac APAO sales increased $0.9 million (or 17%) principally due to an increase in sales volumes of 2.1 million pounds. Styrene sales for the first quarter of 1997 were consistent with the first quarter of 1996. Other sales increased $11.6 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage decreased from 19% for the three months ended March 31, 1996 to 12% for the three months ended March 31, 1997 principally due to significantly higher feedstock costs during the period November 1996 to January 1997, a substantial portion of which was charged to cost of sales in the first quarter of 1997. The effect of higher feedstock costs were partially offset by higher polyethylene sales prices. Marketing, general and administrative expenses and research and development expenses decreased $0.3 million from the first quarter of 1996 to the first quarter of 1997 principally due to reimbursements of legal fees offset by a severance accrual for approximately $0.3 million. An environmental accrual established in prior years was reduced by $9.0 million as a result of modifications to the Company's remedial action plans at the Odessa facility that were approved by the TNRCC.

Due primarily to the factors discussed above, operating income increased $2.2 million (or 15%) for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

Net interest expense increased $1.6 million (or 44%) from the first quarter of 1996 to the first quarter of 1997 principally due to increased bank borrowings in the first quarter of 1997.

Other, net increased $1.1 million from the first quarter of 1996 to the first quarter of 1997 principally due to costs of $1.2 million related to proxy solicitation expenses.

Income tax expense decreased $0.2 million (or 5%) from the first quarter of 1996 to the first quarter of 1997 principally due to the increase in interest expense discussed above.

Due primarily to the factors discussed above, the Company's net income decreased $0.4 million (or 6%) from the first quarter of 1996 to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, net cash provided by operating activities increased $9.7 million as compared to the same period in 1996. This increase was principally due to changes in working capital.

On April 24, 1996, the Company executed an amendment to the Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement provided a new line of credit in an initial amount of $150 million for a seven year term. The primary use of proceeds from the new line of credit was to provide funds to finance portions of the Company's capital expenditure program at its Odessa, Texas manufacturing facility. On August 5, 1996 the Company executed an agreement with a financial institution for a $10 million uncommitted unsecured line of credit (the "Unsecured Note) for day to day cash flow requirements. As of April 23, 1997, there were no amounts outstanding under the Unsecured Note.

On March 13, 1997 the Amended Credit Agreement was further amended to, among other things, permit the repurchase of up to $85 million of Common Stock during a one year period and to use up to $35 million of borrowings under the Amended Credit Agreement for such repurchases pursuant to a share repurchase program (the "Share Repurchase Program"). On April 23, 1997 the Company signed a commitment letter with Scotia Bank to increase the borrowing availability under the Amended Credit Agreement from $150 million to $225 million (the "New Credit Agreement"). The primary use of the increased available borrowings from the New Credit Agreement will be to provide funds to repurchase approximately $35 million of the Company's Common Stock pursuant to the share repurchase program and to finance portions of the Company's capital expenditure program at its Odessa, Texas plant over the next two years, including the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene plant.

The New Credit Agreement will contain covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"). As a result of the New Credit Agreement, the Company anticipates recording a non-cash charge of approximately $1 million to write-off certain deferred debt issuance costs. The New Credit Agreement also will contain certain financial covenants relating to the financial condition of the Company, including covenants relating to minimum net worth, the ratio of its earnings to debt and interest to earnings. As of April 23, 1997, the Company had borrowed $93 million under the Amended Credit Agreement.

The Company anticipates that a second part of the share repurchase program will be funded by the issuance of $50 million in Preferred Stock. At a special meeting of the Company's stockholders which has been postponed to May 22, 1997 (the "Special Meeting"), stockholders will be asked to approve the second part of the Share Repurchase Program.

The Company believes that, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the New Credit Agreement, will be adequate to make scheduled payments of interest on the Senior Notes and dividends on the Preferred Stock, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

Pursuant to Section 10.01 (k) of the Amended Credit Agreement and the proposed New Credit Agreement, the replacement of a majority of the Company's directors, if adopted by the stockholders of the Company at the Special Meeting, would cause a "change of control" as defined in these credit agreements. Pursuant to the Amended Credit Agreement, the lenders could cancel their obligations to make loans to the Company and/or declare the loans then outstanding under the Credit Agreement due and payable. The replacement of a majority of the Company's directors, if successful, also would be a "change of control" under the Indenture, pursuant to which the Senior Notes were issued. Each holder of Senior Notes would then have the right to require the Company to purchase all or any part of such holder's Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of purchase.

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $9.3 million accrued in the March 31, 1997 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of certain waste management unit closures required a public notice period that expired at the end of February 1997. The Company received approval to close five solid waste management units, which permitted a reduction in the accrual for potential environmental liability by $9.0 million. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions.

The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the TNRCC. TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. The Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which that latter will acquire, modify and operate a publicly-owned treatment works

("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. Construction to modify the existing municipal facility is in progress with a view to having the POTW operational by September 1997.
Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops this alternative wastewater disposal system. However, if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

OTHER MATTERS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed by good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:

1.      Changes in economic conditions and weather conditions

2.      Changes in the availability and/or price of feedstocks

3.      Changes in management ownership or control of the Company

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


PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Phillips Block Copolymer Litigation

As previously reported in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory and treble damages. The complaint alleged that the Company's copolymer process for polypropylene infringed Phillip's two "block" copolymer patents, the last of which expired in 1994. On December 23, 1996, the court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips has appealed and briefing is underway.


Odessa Residents' Tort Litigation

As previously reported in Item 3 of the Company's Annual Report on Form 10-K
for the year ended December 31, 1996, on April 15, 1994, the national and state chapters of the NAACP and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the
Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. In late January 1997, the parties and the trial court agreed to a 30-day moratorium to determine if the case could be settled and the May 1997 trial date was vacated. At mediation, the Company agreed to a settlement, which was approved by the trial court on March 17,
1997. As of April 23, 1997, releases have been secured from more than 810 of the 820 plaintiffs covered by the settlement. Forty-one plaintiffs are not represented by counsel and the case will remain active until their claims are dismissed or otherwise resolved. Although the terms of the settlement are confidential, the Company believes that the settlement will not have a material adverse effect on the Company's financial position, results of operations or
cash flows.   Also, late in 1996, plaintiffs' counsel filed a new lawsuit in the
State District Court in Harris County (Houston), Texas for seven similarly situated plaintiffs. The settlement also covers this lawsuit and releases have been obtained from each of the plaintiffs in this case.

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

With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1 -- Business -- Environmental and Related Regulation" in the Company's 1996 Annual Report on Form 10-K. The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 5.  OTHER INFORMATION

On April 25, 1997, the Company received a letter from Huntsman
Corporation ("Huntsman") in which Huntsman reiterated its interest in pursuing a negotiated merger transaction by which it would acquire the Company for $16 per share in cash. Huntsman's interest was stated to be conditional upon a satisfactory due diligence review of the Company by Huntsman. On April 28, 1997, the Company announced that it has entered into a confidentiality agreement with Huntsman to allow Huntsman to conduct its due diligence review of the Company. In order to allow shareholders an opportunity to assess these developments, the Company announced that it will adjourn its special meeting scheduled for April 30, 1997 to May 22, 1997. In addition, the Company has extended the expiration date of its previously announced "Dutch auction" self tender offer for up to 2,156,250 shares of its Common Stock from May 5, 1997 to May 29, 1997.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27 -- Financial Data Schedule

(b)      Reports Submitted on Form 8-K:

         Current Report on Form 8-K dated March 26, 1997 (Date of event:
         March 20, 1997), as amended on March 27, 1997, which reported the resignation of Arthur L. Goeschel from the Company's Board of Directors.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               REXENE CORPORATION
                                               Registrant




Date:    April 29, 1997                        By: /s/ Geff Perera
                                                  -----------------------------
                                               Geff Perera
                                               Executive Vice President and
                                                 Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER       EXHIBIT
-------      -------
 27          Financial Data Schedule