Form 10-Q
period 1997-06-30
REXENE CORP
filed 1997-08-14
CIK 829218

===============================================================================

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

      For the quarterly period ended June 30, 1997

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

At August 14, 1997, 18,850,865 shares of common stock, par value $0.01 per share, of Rexene Corporation were outstanding.


===============================================================================

                      REXENE CORPORATION AND SUBSIDIARIES


                                                                         Page
                                                                         ----

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Income for
             the Three and Six Months Ended June 30, 1997 and 1996........1

         Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996..........................2

         Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1997 and 1996..............3

         Notes to Condensed Consolidated Financial Statements.............4

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................7

PART II -- OTHER INFORMATION

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                      REXENE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                         1997           1996           1997           1996
                                                      ---------      ---------      ---------      ---------
Net sales .......................................     $ 151,936      $ 146,462      $ 315,652      $ 286,149

Operating expenses:
  Cost of sales .................................       117,474        117,313        261,897        230,518
  Marketing, general and administrative .........        10,317         11,369         20,473         21,783
  Research and development ......................         2,169          2,134          4,126          4,174
  Reversal of environmental accrual .............            --             --         (9,000)            --
                                                      ---------      ---------      ---------      ---------

                                                        129,960        130,816        277,496        256,475
                                                      ---------      ---------      ---------      ---------

Operating income ................................        21,976         15,646         38,156         29,674
                                                      ---------      ---------      ---------      ---------

Interest expense ................................        (6,506)        (4,183)       (11,970)        (8,550)
Interest income .................................           610            351            891          1,120
Other, net ......................................        (1,697)            30         (2,832)             4
                                                      ---------      ---------      ---------      ---------

Income before income taxes and extraordinary loss        14,383         11,844         24,245         22,248

Income tax expense ..............................         5,468          4,352          9,216          8,286
                                                      ---------      ---------      ---------      ---------

Income before extraordinary loss ................         8,915          7,492         15,029         13,962
Extraordinary loss, net of income taxes of $425 .          (694)            --           (694)            --
                                                      ---------      ---------      ---------      ---------

Net income ......................................     $   8,221      $   7,492      $  14,335      $  13,962
                                                      =========      =========      =========      =========

Weighted average shares outstanding .............        19,303         19,139         19,289         19,132
                                                      =========      =========      =========      =========

Income per share before extraordinary item ......     $    0.46      $    0.39      $    0.78      $    0.73
Extraordinary loss per share, net of tax of $0.02         (0.04)            --          (0.04)            --
                                                      ---------      ---------      ---------      ---------

Net income per share ............................     $    0.42      $    0.39      $    0.74      $    0.73
                                                      =========      =========      =========      =========



           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                  June 30,    December 31,
                                                                                    1997           1996
                                                                                 ---------    ------------
                                    ASSETS
Cash and cash equivalents ..................................................     $  37,731      $    714
Accounts receivable, net ...................................................        84,441        85,340
Inventories ................................................................        80,504        81,026
Deferred income taxes ......................................................         2,973         2,816
Prepaid expenses and other .................................................           265           301
                                                                                 ---------      --------

  Total current assets .....................................................       205,914       170,197

Property, plant and equipment, net .........................................       418,016       383,700
Intangible assets, net .....................................................        16,767        15,570
Other noncurrent assets ....................................................        30,151        28,075
                                                                                 ---------      --------

                                                                                 $ 670,848      $597,542
                                                                                 =========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................................     $  31,608      $ 55,030
Accrued liabilities ........................................................        12,116        13,772
Accrued interest ...........................................................         2,225         1,889
Income taxes payable .......................................................         2,461           594
Employee benefits payable ..................................................         5,845         6,823
                                                                                 ---------      --------

  Total current liabilities ................................................        54,255        78,108

Long-term debt .............................................................       324,750       235,000
Other noncurrent liabilities ...............................................        51,438        62,459
Deferred income taxes ......................................................        59,027        52,924
Commitments and contingencies ..............................................            --            --

Stockholders' equity:
  Preferred stock, par value $.01 per share; 1 million shares authorized;
    none issued and outstanding ............................................            --            --
  Common stock, par value $.01 per share; 100 million shares authorized;
    18.9 and 18.8 million shares issued and outstanding, respectively ......           189           188
  Paid-in capital ..........................................................       111,751       111,553
  Retained earnings ........................................................        68,149        55,320
  Less common stock held in treasury, at cost ..............................          (166)           --
  Foreign currency translation adjustment ..................................         1,455         1,990
                                                                                 ---------      --------

  Total stockholders' equity ...............................................       181,378       169,051
                                                                                 ---------      --------

                                                                                 $ 670,848      $597,542
                                                                                 =========      ========


           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                1997          1996
                                                                              --------      --------
Cash flows from operating activities:
Net income ..............................................................     $ 14,335      $ 13,962
                                                                              --------      --------
Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
  Depreciation and amortization .........................................       14,490        11,528
  Deferred income taxes .................................................        5,946           276
  Amortization of debt issuance costs ...................................          903           575
  Extraordinary loss, net of income taxes ...............................          694            --
  Change in:
     Deposit held in trust ..............................................           --         3,547
     Accounts receivable ................................................          808        (8,964)
     Inventories ........................................................          479        (1,638)
     Prepaid expenses and other current assets ..........................           40           102
     Income taxes .......................................................        2,292       (29,192)
     Accounts payable ...................................................      (23,408)        3,987
     Accrued interest ...................................................          336             9
     Employee benefits payable and accrued liabilities ..................       (2,623)       (3,267)
     Other noncurrent liabilities .......................................       (9,221)        1,007
  Other .................................................................       (2,201)         (248)
                                                                              --------      --------

  Total adjustments .....................................................      (11,465)      (22,278)
                                                                              --------      --------

Net cash provided by (used for) operating activities ....................        2,870        (8,316)
                                                                              --------      --------

Cash flows from investing activities:
  Capital expenditures ..................................................      (48,491)      (41,547)
  Purchase of intangible assets .........................................         (750)       (1,833)
                                                                              --------      --------

Net cash used for investing activities ..................................      (49,241)      (43,380)
                                                                              --------      --------

Cash flows from financing activities:
  Bank borrowings .......................................................       89,750        15,000
  Debt issuance costs ...................................................       (3,090)       (4,598)
  Repayment of advance payment from customer ............................       (1,800)       (1,800)
  Cash dividends paid ...................................................       (1,505)       (1,502)
  Repurchase of common stock ............................................         (166)           --
  Proceeds from issuance of common stock, net ...........................          199           152
                                                                              --------      --------

Net cash provided by financing activities ...............................       83,388         7,252
                                                                              --------      --------

Net increase (decrease) in cash and cash equivalents ....................       37,017       (44,444)
Cash and cash equivalents at beginning of period ........................          714        47,258
                                                                              --------      --------

Cash and cash equivalents at end of period ..............................     $ 37,731      $  2,814
                                                                              ========      ========

Supplemental cash flow information:
  Cash paid for interest ................................................     $ 14,118      $ 10,545
  Cash paid for income taxes ............................................     $    991      $ 37,486


           See notes to condensed consolidated financial statements.

                      REXENE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1.       GENERAL

Rexene Corporation manufactures and markets a wide variety of products through two operating divisions, Rexene Products Company division ("Rexene Products") and Consolidated Thermoplastics Company division ("CT Film"). The products range from value added specialty products, such as customized plastic films, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are plastic film, polyethylene, polypropylene, Rextac(R) amorphous polyalphaolefins ("Rextac"), REXflex(R) FPO and styrene. Rexene Corporation and its subsidiaries are hereinafter sometimes collectively or separately referred to as the "Company."

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

2.       NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for the periods ending after December 15, 1997 and requires upon adoption restatement of all prior-period earnings per share amounts presented. If the Company had computed net earnings per share in accordance with the provisions of SFAS No. 128, basic earnings per share for the three months ended June 30, 1997 and 1996 would have been $0.43 and $0.40, respectively. Basic earnings per share for the six months ended June 30, 1997 and 1996 would have been $0.76 and $0.74, respectively. Diluted earnings per share for the three and six months ended June 30, 1997 and 1996 would have been no different from the reported primary and fully diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for the Company for fiscal years beginning after December 15, 1997 and requires classification of financial statements in earlier periods for comparative purposes. If the Company had calculated comprehensive income in accordance with SFAS No. 130, comprehensive income for the three months ended June 30, 1997 and 1996 would have been $8,572,000 and $7,686,000, respectively. Comprehensive income for the six months ended June 30, 1997 and 1996 would have been $13,800,000 and $13,865,000, respectively.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 131 is effective for the Company for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Upon adoption of SFAS No. 131, the Company will provide segment information related to the Rexene Products and CT Film divisions and related disclosures.

3.       INCOME TAXES

Income tax expense consists of the following (in thousands):


                        Three Months Ended     Six Months Ended
                              June 30,              June 30,
                           1997       1996       1997       1996
                         ------     ------     ------     ------
Current:
  Federal ..........     $3,814     $3,499     $2,661     $6,919
  State ............        374        570        610      1,091
Deferred ...........      1,280        283      5,945        276
                         ------     ------     ------     ------

                         $5,468     $4,352     $9,216     $8,286
                         ======     ======     ======     ======

4.       INVENTORIES
Inventories consist of the following (in thousands):

                               June 30,   December 31
                                 1997        1996
                               -------     -------
Raw materials ............     $34,178     $30,145
Work in progress .........       7,924       8,561
Finished goods ...........      38,402      42,320
                               -------     -------

                               $80,504     $81,026
                               =======     =======

5.       PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                            June 30,      December 31,
                                              1997           1996
                                            ---------      ---------
Property, plant and equipment .........     $ 509,449      $ 461,469
Less accumulated depreciation .........       (91,433)       (77,769)
                                            ---------      ---------

                                            $ 418,016      $ 383,700
                                            =========      =========

6.       INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                             June 30,    December 31,
                                              1997          1996
                                            --------      --------
Debt issuance costs ...................     $ 13,171      $ 14,333
Less accumulated amortization .........       (2,062)       (4,288)
                                            --------      --------

                                              11,109        10,045
                                            --------      --------


Reorganization value in excess of amounts allocable to identifiable assets ...        4,298         4,298
Less accumulated amortization ................................................       (1,570)       (1,437)
                                                                                   --------      --------

                                                                                      2,728         2,861
                                                                                   --------      --------

Other intangible assets ......................................................        8,197         7,377
Less accumulated amortization ................................................       (5,267)       (4,713)
                                                                                   --------      --------

                                                                                      2,930         2,664
                                                                                   --------      --------

                                                                                   $ 16,767      $ 15,570
                                                                                   ========      ========

7.       CONTINGENCIES

The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $9.1 million accrued in the June 30, 1997 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of these waste management unit closures required a public notice period that expired at the end of February 1997. The Company received approval to allow closure of five solid waste management units, which permitted a reduction in the accrual for potential environmental liability of $9.0 million in the first quarter of 1997. The Company currently disposes of wastewater from the Odessa Facility through injection wells operated under permits from the Texas Natural Resources Conservation Commission ("TNRCC"). TNRCC has stated that it does not intend to renew the permits after they expire in December 1997. The Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which that latter will acquire, modify and operate a publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. Construction to modify the existing municipal facility is in progress with a view to having the POTW operational by September 1997. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops this alternative wastewater disposal system. However, if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company conducts its business through two operating divisions: the Rexene Products division, which manufactures and sells polyethylene, polypropylene, REXtac(R) APAO, REXflex(R) FPO and styrene, and the CT Film division, which manufactures and sells plastic film. The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower gross profits. The Company's plastic film and REXtac(R) APAO businesses are generally less sensitive to economic cycles.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGL"), propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses and polyethylene resins for the film business. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales decreased from 30% in 1996 to 28% for the first half of 1997. The Company's inability in 1996 and the first quarter of 1997 to pass on the full amount of the increases in feedstock costs to customers had a significant impact on operating results. Lower industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during 1996 and early 1997. Ethane and propane prices decreased midway in the first quarter of 1997 to levels comparable to the first quarter of 1996 and have generally remained stable.

NEW DEVELOPMENTS

On June 9, 1997, the Company executed an Agreement and Plan of Merger ("Merger Agreement") by and among Huntsman Corporation ("Huntsman"), Huntsman Centennial Corporation ("HC Subsidiary"), a wholly owned subsidiary of Huntsman, and the Company. Under the Merger Agreement, HC Subsidiary will be merged with and into the Company, and all stockholders of the Company, except those who properly exercise their dissenters' rights under Delaware law, will receive in exchange for each outstanding share of Common Stock of the Company $16.00 in cash (the "Merger"). The consummation of this Merger is subject to the approval of the holders of a majority of the outstanding shares of common stock of the Company at a special meeting of stockholders to be held on August 26, 1997 (the "Special Meeting"), and the satisfaction of certain conditions set out in the Merger Agreement.

On or about July 28, 1997, the Company mailed to stockholders of record of the Company as of July 25, 1997, proxy statement and form of proxy soliciting the votes of stockholders of the Company to approve and adopt the Merger Agreement at the Special Meeting.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

The Company's overall sales and profitability were higher in the second quarter of 1997 as compared to the second quarter of 1996. The petrochemical and polymer markets in which the Company participates were stronger in the second quarter of 1997 as compared to the second quarter of 1996. Net sales increased $5.5 million (or 4 percent) from the second quarter of 1996 to the second quarter of 1997 principally due to higher average sales prices for polyethylene and plastic film. The effect of price increases were partially offset by decreases in sales volumes for all major product lines. Plastic film sales increased $1.7 million (or 4 percent) principally due to an increase in average sales price of 5 cents per pound. Polyethylene sales increased $2.5 million (or 6 percent) principally due to an increase in average sales price of 6 cents per pound, partially offset by a decrease in sales volumes of 5.5 million pounds. Other sales increased $4.8 million principally due to an increase in excess feedstock sales.

The Company's gross profit percentage increased from 20 percent for the three months ended June 30, 1996 to 23 percent for the three months ended June 30, 1997 principally due to the increase in sales prices discussed above. Marketing, general and administrative expenses decreased $1.1 million (or 9 percent) principally due to insurance reimbursements for previously incurred legal fees. Research and development expenses remained relatively stable for the second quarter of 1997 as compared to the second quarter of 1996.

Due primarily to the factors discussed above, operating income increased $6.3 million (or 40 percent) for the three months ended June 30, 1997 as compared to the corresponding period in 1996. Net interest expense increased $2.3 million (or 55 percent) in the second quarter of 1997 as compared to the second quarter of 1996 principally due to higher bank debt arising from the funding for the capital expenditure program in the second quarter of 1997, as compared to the second quarter of 1996. Income tax expense increased $1.1 million (or 26 percent) in the second quarter of 1997 as compared to the second quarter of 1996 principally due to the increase in operating income discussed above. Due primarily to the factors discussed above, the Company's net income increased $0.7 million (or 10 percent) in the second quarter of 1997 as compared to the second quarter of 1996.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

Net sales increased $29.5 million (or 10 percent) from the six months ended June 30, 1996 to the six months ended June 30, 1997 principally due to higher average sales prices for polyethylene and an increase in excess feedstock sales. The effect of price increases were partially offset by decreases in sales volumes for polyethylene and styrene. Polyethylene sales increased $9.1 million (or 12 percent) principally due to an increase in average sales price of 7 cents per pound, partially offset by a decrease in sales volumes of 9.8 million pounds. Excess feedstock sales increased $15.6 million.

The Company's gross profit percentage decreased from 19 percent for the six months ended June 30, 1996 to 17 percent for the six months ended June 30, 1997 principally due to the lower gross margin received on the increase in excess feedstock sales discussed above. Marketing, general and administrative expenses decreased $1.3 million (or 6 percent) principally due to insurance reimbursements for previously incurred legal fees offset by a severance accrual in the first quarter of 1997. Research and development expenses remained stable for the first half of 1997 as compared to the first half of 1996. An environmental accrual established in prior years was reduced by $9.0 million as a result of modifications to the Company's remedial action plans at the Odessa facility that were approved by the TNRCC.

Due primarily to the factors discussed above, operating income increased $8.5 million (or 29 percent) for the six months ended June 30, 1997 as compared to the corresponding period in 1996. Net interest expense increased $3.4 million (or 40 percent) in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 principally due to higher bank debt arising from the funding for the capital expenditure program in 1997, as compared to 1996. Income tax expense increased $0.9 million (or 11 percent) in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 principally due to the increase in operating income discussed above. Due primarily to the factors discussed above, the Company's net income increased $0.4 million (or 3 percent) in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997 net cash provided by operating activities increased $11.2 million as compared to the same period in 1996. This increase was principally due to higher net income and changes in working capital.

On May 8, 1997, the Company executed an amendment to its Credit Agreement with a group of lenders led by the Bank of Nova Scotia (the "Amended Credit Agreement"). The Amended Credit Agreement increases the borrowing availability under the Credit Agreement from $150 million to $225 million. The primary use of the increased available borrowings was to provide funds to repurchase approximately $35 million of the Company's Common Stock pursuant to a previously contemplated but subsequently abandoned share repurchase program and to finance portions of the Company's capital expenditure program at its Odessa, Texas plant, including the modernization and expansion of its olefins plant and the construction of a new linear low density polyethylene plant. On August 5, 1996 the Company executed an agreement with a financial institution for a $10 million uncommitted unsecured line of credit (the "Unsecured Note") for day to day cash flow requirements. As of August 14, 1997, there were no amounts outstanding under the Unsecured Note.

The Amended Credit Agreement contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company, the creation of liens on the Company's assets, the making of certain investments by the Company, certain mergers, sales of certain fixed assets and the prepayment of the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"). As a result of the Amended Credit Agreement, the Company recorded a non-cash charge of $694,000 (after tax) to write-off certain deferred debt issuance costs. The Amended Credit Agreement also contains certain financial covenants relating to the financial condition of the Company, including covenants relating to minimum net worth, the ratio of its earnings to debt and interest to earnings. As of August 14, 1997, the Company had borrowed $150 million under the Amended and Restated Credit Agreement.

Huntsman has advised the Company that, on the date of the Merger, $100 million of borrowings under the Amended Credit Agreement will be repaid and that it will arrange for alternate financing for the Company's operations. The Company believes that, if the Merger were not to occur, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, including the proceeds from the New Credit Agreement, would be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

The indenture governing the Senior Notes (the "Indenture") contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations. Pursuant to the Indenture, the Company is not permitted to consolidate or merge with or into another person (whether or not the Company is the surviving corporation) unless certain financial covenants are met. Upon consummation of the Merger, Huntsman has advised the Company that it will meet such financial tests and, accordingly, is permitted to consummate the Merger pursuant to the terms of the Indenture. In addition, pursuant to the Indenture, within ten days after the merger, the Company is obligated to make an offer to repurchase all of the outstanding Senior Notes at 101% of the principal amount of the Senior Notes plus accrued interest.

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $9.1 million accrued in the June 30, 1997 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval of certain waste management unit closures required a public notice period that expired at the end of February 1997. The Company received approval to close five solid waste management units, which permitted a reduction in the accrual for potential environmental liability by $9.0 million during the first quarter of 1997. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does not currently carry environmental impairment liability insurance to protect it against such contingencies because the Company has found such coverage is available only at great cost and with broad exclusions.

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

4.       Inability to obtain new customers or retain existing ones

5.       Significant changes in competitive factors affecting the Company

6. Governmental/regulatory actions and initiatives, including those affecting financings, and environmental/safety requirements

7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments

9.       The cyclical nature of the Company's business.

10. Regarding foreign operations -- changes in foreign trade and monetary policies, laws and regulations related to foreign operations, political and governmental changes, inflation and exchange rates, taxes and operating conditions

11. Significant changes in tax rates or policies or in rates of inflation or interest

12. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

13. Changes in accounting principles and/or the application of such principles to the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


PART II -- OTHER INFORMATION

ITEM 6.            (a)      EXHIBITS

                            27 - Financial Data Schedule

                   (b)      CURRENT REPORTS

                            The Company filed a current report on form
                            8K dated June 18, 1997, reporting the
                            execution of an Agreement and Plan of
                            Merger.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               REXENE CORPORATION
                                               Registrant


Date:    August 14, 1997                       By: /s/ Geff Perera
                                                   ---------------------------
                                                   Geff  Perera
                                                   Executive Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


     EXHIBIT
      NUMBER                 EXHIBIT
      ------                 -------

       27                 Financial Data Schedule