Form 10-Q
period 1997-09-30
HUNTSMAN POLYMERS CORP
filed 1997-11-14
CIK 829218

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________


                      Commission file number: 1-9988


                      HUNTSMAN POLYMERS CORPORATION
          (Exact name of Registrant as Specified in its Charter)


               Delaware                               75-2104131
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


            500 Huntsman Way
          Salt Lake City, Utah                           84108
      (Address of principal executive                   (Zip Code)
                 offices)


                              (801) 532-5200
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              ----    ----

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X    No
                               -----    -----

At November 14, 1997, 1,000 shares of common stocks, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding.




              HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                            Table of Contents
                    Form 10-Q for the Quarterly Period
                         Ended September 30, 1997


PART 1      FINANCIAL INFORMATION                                    Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 1997
            and December 31, 1996                                      3

            Consolidated Statements of Operations for the month
            ended September 30, 1997, two months ended August 31,
            1997, three months ended September 30, 1996, eight
            months ended August 31, 1997, and nine months ended
            September 30, 1996                                         4

            Consolidated Statements of Cash Flows for the month
            ended September 30, 1997, eight months ended August
            31, 1997 and nine months ended September 30, 1996          5

            Notes to Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                         19

Item 2.     Changes in Securities and Use of Proceeds                 19

Item 4.     Submission of Matters to a Vote of Security Holders       20

Item 5.     Other Information                                         20

Item 6.     Exhibits and Reports on Form 8-K                          20

SIGNATURE                                                             22



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


              HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (NOTE 1)
                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                 Predecessor Company
                                            September 30, 1997   December 31, 1996
                                            ------------------   ----------------------
                                               (Unaudited)
                                                      (THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash and cash equivalents                     $      0             $    462
    Accounts and notes receivables                  60,716               64,637
    Inventories                                     51,441               52,294
    Deferred income taxes                            2,973                2,816
    Other current assets                             1,985                   39
    Net assets of discontinued operations          123,086
                                                  --------             --------
        Total current assets                       117,115              243,334
                                                  --------             --------

Net properties, plant and equipment                694,151              297,334
Intangibles                                          8,651               15,570
Other assets                                        32,775               26,525
                                                  --------             --------
        Total assets                              $852,692             $582,763
                                                  ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                              $ 33,837             $ 45,498
    Accrued liabilities                             32,179               17,247
    Current income taxes                               594
                                                  --------             --------
        Total current liabilities                   66,016               63,339
                                                  --------             --------

Long-term debt                                     397,611              235,000
Deferred income taxes                              156,926               52,924
Other long-term liabilities                         58,120               62,449
                                                  --------             --------
         Total liabilities                         678,673              413,712
                                                  --------             --------

 Stockholder's equity:
     Common Stock ($0.01 par value:
       1,000 shares and 100,000,000
       shares authorized, respectively;
       1,000 shares and 18,808,034
       shares issued and outstanding,
       respectively)                                                        188
     Additional paid-in capital                    173,500              111,553
     Translation Adjustment                          1,990
     Retained earnings                                 519               55,320
                                                  --------             --------
       Total stockholder's equity                  174,019              169,051
                                                  --------             --------
       Total liabilities and
          stockholder's equity                    $852,692             $582,763
                                                  ========             ========


              See accompanying notes to financial statements



              HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              PREDECESSOR COMPANY
                                            -----------------------------------------------------
                                ONE MONTH   TWO MONTHS  THREE MONTHS   EIGHT MONTHS   NINE MONTHS
                                  ENDED        ENDED       ENDED           ENDED         ENDED
                                SEPTEMBER     AUGUST     SEPTEMBER         AUGUST      SEPTEMBER
                                30, 1997     31, 1997    30, 1996         31, 1997      30, 1996
                               ----------  -----------   -----------   ------------   -----------
                                                      (THOUSANDS OF DOLLARS)
REVENUES                       $  36,331   $  71,304     $ 109,901     $ 307,603      $ 322,552

COST OF GOODS SOLD                28,976      64,222        81,474       250,887        244,989
                               ---------   ---------     ---------     ---------      ---------

GROSS PROFIT                       7,355       7,082        28,427        56,716         77,563

EXPENSES
SELLING, GENERAL AND
   ADMINISTRATIVE                  3,554       4,651         9,880        23,076         29,089
REVERSAL OF ENVIRONMENTAL
  ACCRUAL                                                                (9,000)
                               ---------   ---------     ---------     ---------      ---------

OPERATING INCOME                   3,801       2,431        18,547        42,640         48,474

INTEREST EXPENSE, NET              2,580       3,416         3,025        13,890          9,786
DEFENSE AND MERGER COSTS                       5,719           532         8,500            532
OTHER EXPENSE                        111      13,396           298        13,447            294
                               ---------   ---------     ---------     ---------      ---------

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES                1,110     (20,100)       14,692         6,803         37,862

INCOME TAX EXPENSE (BENEFIT)         373      (7,769)        5,613         1,979         14,056
                               ---------   ---------     ---------     ---------      ---------

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS                737     (12,331)        9,079         4,824         23,806

LOSS FROM DISCONTINUED
OPERATIONS (NET OF INCOME
TAX BENEFITS (55), (141),
(97), (673) AND (254),
RESPECTIVELY)                        218         566           476         2,692          1,241
                               ---------   ---------     ---------     ---------      ---------

NET INCOME (LOSS) BEFORE
EXTRAORDINARY LOSS                   519     (12,897)        8,603         2,132         22,565

EXTRAORDINARY LOSS (NET OF
$425 INCOME TAXES)                                                          694
                               ---------   ---------     ---------     ---------      ---------

NET INCOME (LOSS)              $     519   $ (12,897)    $   8,603     $   1,438      $  22,565
                               =========   =========     =========     =========      =========

              See accompanying notes to financial statements




                   HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 PREDECESSOR COMPANY
                                                          -----------------------------
                                           ONE MONTH      EIGHT MONTHS     NINE MONTHS
                                             ENDED           ENDED            ENDED
                                           SEPTEMBER       AUGUST 31,      SEPTEMBER
                                            30, 1997         1997           30, 1996
                                           ----------     ------------     ------------
                                                           (THOUSANDS OF DOLLARS)
Operating Activities
Net income (loss)                          $     519       $   1,438         $  22,565
Reconciliation to net cash provided by
continuing operations:
  Loss from discontinued operations              218           2,692             1,241
  Depreciation and amortization                3,096          14,808            12,244
  Deferred income taxes                          187          (2,160)              161
  Amortization of debt issuance costs                          1,130               852

  Extraordinary loss, net of taxes                               694
  Changes in operating working capital
  (net of acquisition):
     Deposits held in trust                                                      3,547
     Receivables                               2,618           1,303            (9,979)
     Inventories                              (1,701)          2,554            (1,401)
     Other current assets                     (1,962)             17               217
     Accounts payable                         (3,777)         (7,884)            2,976
     Other current liabilities               (10,510)         18,583           (25,580)
  Deferred charges and other noncurrent
     assets                                     (279)        (20,795)            2,132
  Deferred credits and other noncurrent
     liabilities                                (583)         (6,791)           (1,158)
                                           ---------       ---------         ---------
     Net cash provided by continuing
        operations                           (12,174)          5,589             7,817
Net cash provided by discontinued
operations                                       649          (5,565)            4,249
                                            --------       ----------         --------
     Net cash provided by operating
        activities:                          (11,525)             24            12,066

INVESTING ACTIVITIES
Acquisition of Rexene (see Note 1)          (308,369)
Capital expenditures of continuing
  operations                                  (5,736)        (72,063)          (67,805)
Capital expenditures of
  discontinued operations                       (147)         (3,312)           (3,626)
Proceeds from sale of discontinued
  operations                                  70,000
Purchase of intangibles                                       (1,271)           (1,833)
                                           ---------       ---------         ---------
   Net cash used in investing
     activities                             (244,252)        (76,646)          (73,264)

FINANCING ACTIVITIES
Intercompany borrowing from parent           252,357
Repayment of long-term debt                 (100,080)
Repayment of intercompany borrowings
   from parent                               (70,000)
Long term borrowings                                          83,916            30,000
Debt issuance costs                                           (3,182)           (4,598)
Repayment of advance payment from
 customer                                                     (2,400)           (2,700)
Cash dividends paid                                           (2,259)           (2,252)
Issuance of common stock to parent           173,500
Repurchase of common stock                                      (166)
Issuance of common stock                                         251               230
                                           ---------       ---------         ---------
   Net cash provided by financing
     activities                              255,777          76,160            20,680

INCREASE (DECREASE) IN CASH AND
  CASH  EQUIVALENTS                                             (462)          (40,518)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            462            47,258
                                           ---------       ---------         ---------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                 $  -0-         $     -0-         $   6,740
                                           =========       =========         =========

              See accompanying notes to financial statements




              HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

1.     BASIS OF PRESENTATION

Effective September 1, 1997 (the "Effective Date") for financial accounting purposes, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and with Rexene Corporation ("Rexene"), Huntsman Corporation ("HC") and Huntsman Centennial Corporation ("HCC"), a wholly owned subsidiary of HC, HCC was merged with and into Rexene, and Rexene changed its name to Huntsman Polymers Corporation (the "Company"). Pursuant to the merger, stockholders of Rexene received from HCC $16.00 in cash for each outstanding share of common stock of Rexene (the "Merger"). As a result of the Merger, HC indirectly owns all of the presently issued common stock of the Company. The accounting treatment of the cash consideration paid by HCC in connection with the Merger is shown under "push-down" accounting rules.

To finance the Merger, HCC entered into a loan agreement with an affiliate, Huntsman Group Holdings Finance Company ("HGHFC"). HCC borrowed approximately $131.1 million under this loan agreement.
Additionally, HCC received an equity contribution from its parent company, Huntsman Polymers Holding Corporation ("HPHC"), in the amount of $173.5 million. After the Merger, the Company entered into a loan agreement with HGHFC, and borrowed $225.1 million (the "Intercompany Loan"). The proceeds of this borrowing were used to repay debt of HCC assumed by the Company in the Merger and bank debt of Rexene.

The Merger closed on August 27, 1997.

The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

       Sources of Funds:
           Loan agreement with HGHFC             $    225,067
           Equity Contribution                        173,500
           Rexene Working Capital                       3,382
                                                 ------------
              Total                              $    401,949
                                                 ============

       Uses of Funds:
          Payment of the Merger Consideration    $    301,614
          Liquidation of Rexene debt                  100,080
          Transaction fees and expenses (1)               255
                                                 ------------
               Total                             $    401,949
                                                 ============
       ---------
       (1) Total transaction fees and expenses totaled $6.8 million, of which $0.3 million was paid on August 27, 1997. The remainder were paid using funds provided by operations.

The Merger has been accounted for as a purchase transaction, and accordingly, the consolidated financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs and liabilities assumed based on their estimated fair values as of the Effective Date. Although none of the purchase price has been allocated to intangible assets, valuation and other studies have not been finalized. It is not expected that the final allocation of purchase price will produce materially different results from those presented herein. The combined financial statements for periods prior to September 1, 1997 have been prepared on the historical cost basis. The consolidated balance sheet at September 30, 1997 is not comparable with the historical balance sheet at December 31, 1996. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets and interest expense. In addition, Rexene's pre-Merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by HPHC), rendering the presentation of per share data no longer meaningful.

The allocation of the $308 million Merger consideration (including fees and expenses) is summarized as follows (in thousands of dollars):

          Current assets                  $ 165,507
          Plant and equipment               716,708
          Other non-current assets           42,727
          Liabilities assumed              (616,553)
                                          ---------
               Total                      $ 308,389
                                          =========

The following unaudited pro forma data has been prepared assuming that the Merger and related financing were consummated at the beginning of each period. Amounts are in millions.

                                          Nine Months Ended September 30,
                                                1997            1996
                                                ----            ----

       Revenues                             $343,934         $322,522
       Net income (loss) from
          continuing operations               (4,729)           2,812
       Net income (loss) before
          extraordinary item                  (7,639)           1,571
       Net income (loss)                      (8,333)           1,571

The accompanying financial statements of Huntsman Polymers Corporation and Subsidiaries are unaudited; however, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.

2.  DISCONTINUED OPERATIONS

On September 30, 1997, the Company completed the sale of substantially all operating assets of its CT Film division. The assets sold, net of applicable liabilities, of the discontinued business have been reclassified as current assets in the 1996 Consolidated Balance Sheet. None of the CT Film assets or liabilities are reflected on the Consolidated Balance Sheet as of September 30, 1997. Revenues of the discontinued operations were $134 million and $114 million for the nine months ended September 30, 1997 and 1996, respectively. In connection with the sale, the Company received $70 million in cash, and the buyer assumed approximately $8 million in current liabilities. No gain or loss was realized on the sale of the CT Film assets because the value assigned in the purchase accounting allocation was equal to the selling price, as adjusted for September's operating results.

3.  EXTRAORDINARY LOSS

The Company recorded a non-cash charge of $0.7 million (after tax) in the second quarter of 1997 to write-off certain deferred debt issuance costs as a result of a May 8, 1997 amendment to its Credit Agreement.

4.  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for the Company for fiscal years beginning after December 15, 1997 and requires classification of financial statements in earlier periods for comparative purposes. If the Company had calculated comprehensive income in accordance with SFAS No. 130, Comprehensive income (loss) for the three months ended September 30, 1997 and 1996 would have been $(12.9) million and $8.7 million, respectively. Comprehensive income for the nine months ended September 30, 1997 and 1996 would have been $0.9 million and $22.6 million, respectively.

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company manufactures and markets a wide variety of products which range from value added products, such as specialty polymers, to commodity petrochemicals, such as styrene. These products are used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene, polypropylene, REXtac(R) amorphous polyalphaolefins ("REXtac(R) APAO"), REXflex(R) flexible polyolefin ("REXflex(R) FPO") and styrene. The Company also operated a plastic film business, CT Film, through the end of the third quarter. The Company sold the CT Film assets to Huntsman Packaging Corporation, an affiliate of the Company, on September 30, 1997.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiaries, intercompany transactions and balances are eliminated.

Cash Flow Information

Highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the Intercompany Loan approximates fair value since it bears interest at a floating rate plus an applicable margin. The fair value of the Company's 11 3/4% Senior Notes due 2004 (the "113/4% Senior Notes") were derived from quoted market prices.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

Plant and Equipment and Depreciation and Amortization

Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Improvements are capitalized as part of major construction projects. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is included in income.

Intangibles

Intangible assets are stated at their fair market values at the time of the Merger and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement and are included in "Other assets."

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

Foreign Currency Translation

Operations of the Company's foreign subsidiary use the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary are translated at the current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in owners' equity.

Environmental Expenditures

Environmental related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

Research and Development

Research and development costs are expensed as incurred and are included in "Selling, general and administrative" expenses in the Company's statements of income. Research and development expenses were $1.4 million for the quarter ended September 30, 1997.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

6.  Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

                                                  Predecessor Company
                            ---------------------------------------------------------
               One Month    Two Months   Three Months                     Nine Months
                 Ended        Ended          Ended        Eight Months      Ended
               September    August 31,   September 30,    Ended August    September
                30, 1997       1997           1996          31, 1997       30, 1996
               ---------    ----------   -------------    ------------    -----------
Current:
    Federal      $ 170       $   530         $ 4,920         $ 3,723       $ 11,996
    State           16          (193)            808             417          1,899
Deferred           187        (8,106)           (115)         (2,161)           161
               ---------     ---------   -------------    ------------    -----------
                 $ 373       $ (7,769)       $ 5,613         $ 1,979       $ 14,056
               =========     =========   =============    ============    ===========


7.  ACCOUNTS RECEIVABLE

                                                     Predecessor Company
                           September 30, 1997         December 31, 1996
                           ------------------        -------------------

Trade                             $  52,892                $  57,121
Other                                 9,310                    9,542
                                -----------               ----------
                                     62,202                   66,663
Less allowances
  for doubtful debts                (1,486)                  (2,026)
                                 ----------              -----------

Total                             $  60,716               $   64,637


8. Inventories

Inventories consist of the following (in thousands):

                                                     Predecessor Company
                                                     -------------------
                          September 30, 1997         December 31, 1996
                          ------------------         -----------------

Raw materials                    $   6,919                $ 11,558
Work in progress                     7,823                   8,134
Finished goods                      36,699                  32,602
                                ------------              -----------

                                  $ 51,441                $ 52,294
                                ============              ===========

9.    Property, Plant and Equipment

The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                     Predecessor Company
                                                     -------------------
                              September 30, 1997     December 31, 1996
                              ------------------     -------------------

Property, plant and equipment     $716,854                $353,524
Less accumulated depreciation     (22,703)                 (56,190)
                                 -----------             ------------

                                  $694,151                $297,334
                                 ===========             ============

10.     Intangible Assets

The cost and accumulated amortization of intangible assets are as follows (in thousands):

                                                     Predecessor Company
                                                     -------------------
                               September 30, 1997    December 31, 1996
                               ------------------    -------------------

Debt issuance costs                 $   7,169            $  14,333
Less accumulated amortization          (1,622)              (4,288)
                                   ------------         -------------

                                        5,547               10,045
                                   ------------         -------------

Reorganization value in excess                               4,298
of amounts allocable to
identifiable assets
Less accumulated amortization                               (1,437)
                                   -------------        -------------

                                                             2,861
                                   -------------        -------------

Other intangible assets                 6,957                7,377
Less accumulated amortization         (3,853)               (4,713)
                                   -------------        -------------

                                        3,104                2,664
                                   -------------        -------------
                                    $   8,651             $ 15,570
                                   =============        =============

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                         Predecessor Company
                                September 30, 1997       December 31, 1996
                                ------------------       -----------------
Intercompany borrowings              $  172,106
Capital Lease                            50,505
Bank borrowings under
    Amended Credit Agreement                                $  60,000
11 3/4% Senior Notes due 2004           175,000               175,000
                                      ---------             ----------
                                     $  397,611             $ 235,000

Intercompany loans are made pursuant to the Huntsman Polymers
Intercompany Loan Agreement, dated August 27, 1997, between HGHFC and Huntsman Polymers Corporation. The loans accrue interest at prime rate plus a margin of 0.75%. To the extent permitted by the indenture governing the Senior Notes, the intercompany loans are secured by all of the assets of the Company.

On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's REXflex(R) FPO facility in Odessa, Texas. On September 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. The Company is obligated to make quarterly lease payments through September 30, 2002. The lease is secured by all of the fixed assets associated with the FPO facility.

The Senior Notes rank pari passu in right of payment with all senior unsecured borrowings of the company, including a portion of the borrowings under the intercompany loan agreement. The Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. Interest is payable on the Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes.

12. CONTINGENCIES

The Company and the industry in which it competes, is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $8.9 million accrued in the September 30, 1997 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments and corrective measures pertaining to groundwater and solid waste management units continue to be developed and implemented respectively. Costs associated with these unit closures are included in the aforementioned environmental accrual figure. The Company received approval to allow closure of five solid waste management units, which permitted a reduction in the accrual for potential environmental liability of $9.0 million in the first quarter of 1997. The Company currently disposes of wastewater from the Odessa facility through injection wells operated under permits from the Texas Natural Resources Conservation Commission ("TNRCC"). Partly because TNRCC stated that it did not intend to renew the permits after they expire in December 1997, the Company entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter will acquire, modify and operate a former publicly-owned treatment works ("POTW") to dispose of the Company's and a portion of the City of Odessa's wastewater. Mechanical construction to modify the existing municipal facility is almost complete. Hydraulic testing of the plant and biomass acclimation have been conducted. The plant is currently operating with streams from the City of Odessa and one industrial user's effluent. The Company's effluent stream is scheduled to be introduced on a partial basis into the POTW in mid-November. Additionally, because there is the possibility that the POTW could have problems during the start-up phase of its operation, an injection well permit renewal application is under development. Although there is no assurance that the renewal will be approved, the Company believes the TNRCC will permit operation of the existing injection wells until the new POTW becomes a reliable disposal alternative for its wastewater. If TNRCC does not approve the permit renewal and the POTW is shut down or not operating, the Odessa facility would have to discontinue operations. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

The Company is a party to various litigation arising in the ordinary course of business and to certain other litigation which are set forth in
Note 18 to the Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K. There have been no material changes to the litigation described in the aforementioned Note 18, except as described in the Company's Form 10-Q for the quarter ending March 31, 1997 and in Part II below.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Discontinued operations consist of the Company's CT Film division. On September 30, 1997, the Company completed the sale of that division and all of its net assets. Consequently, management believes that further description of the results of those operations and financial condition is not meaningful to an evaluation of the Company's financial condition.

The Company manufactures and sells polyethylene, polypropylene, REXtac(R) APAO, REXflex(R) FPO and styrene. The polyethylene, polypropylene and styrene markets in which the Company competes are cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, including REXtac(R) APAO, are generally less sensitive to economic cycles. In addition, much of the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades.

Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGL"), propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses. The feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales decreased from 30% in 1996 to 27% for the first nine months of 1997. The Company's inability in 1996 and the first quarter of 1997 to pass on the full amount of the increases in feedstock costs to customers had a significant impact on operating results. Lower industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during 1996 and early 1997. Ethane and propane prices decreased midway in the first quarter of 1997 to levels comparable to the first quarter of 1996 and are expected to increase somewhat during the winter of 1997-98.

RECENT DEVELOPMENTS

On August 27, 1997, HCC, a wholly-owned subsidiary of HC, merged with and into Rexene, and Rexene changed its name to Huntsman Polymers Corporation. In connection with the Merger, stockholders of the Company received from HCC $16.00 in cash for each outstanding share of common stock of the Company. As a result of the Merger, HC indirectly owns all of the presently issued common stock of the Company.

On September 19, 1997, the Company and Phillips Petroleum Company
("Phillips") entered into a settlement agreement relating to a crystalline polypropylene license lawsuit filed by Phillips in May 1990. Pursuant to the terms of the settlement agreement, the Company paid Phillips $10 million on September 26, 1997 (see Part II, Item 1, "Legal Proceedings").

On September 30, 1997, the Company sold the assets of the CT Film division to Huntsman Packaging Corporation, an affiliate of the Company, for $70 million in cash. In addition, Huntsman Packaging assumed approximately $8 million in current liabilities.

RESULTS OF OPERATIONS

The consolidated financial statements for periods prior to September 1, 1997 have been prepared on a historical cost basis. The consolidated balance sheet at September 30, 1997 is not comparable with the historical balance sheet presented. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets and interest expense. The net impact of depreciation and amortization on operating profit for the month ended September 30, 1997 was a reduction of approximately $1.7 million. The following discussion is based on a comparison of (i) the two months ended August 31, 1997 plus the month ended September 30, 1997, to the three month period ended September 30, 1996 and (ii) the eight months ended August 31, 1996 plus the month ended September 30, 1996, to the nine month period ended September 30, 1996.

COMBINED THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

The Company's revenue decreased by $2.3 million to $107.6 million for the three months ended September 30, 1997 from $109.9 million for the three months ended September 30, 1996 primarily due to lower styrene, polypropylene, and polyethylene sales prices partially offset by an increased volume of by-product sales.

Gross Profit

The Company's gross profit decreased by $14.0 million to $14.4 million from $28.4 million for the same period in the prior year. The Company's gross profit as a percentage of sales, decreased from 26% for the three months ended September 30, 1996 to 13.1% for the three months ended September 30, 1997. These decreases were principally due to decreases in sales prices, increased volume of by-products sold at low margins, and costs associated with the start-up of the REXflex(R) FPO business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.7 million, or 21%, from $9.9 million for the three months ended September 30, 1996 to $8.2 million for the three months ended September 30, 1997 principally due to the settlement of an insurance claim related to a previously settled lawsuit.

Defense and Merger Costs

Defense and merger costs totaled $0.5 million and $5.7 million for the three months ended September 30, 1996 and 1997, respectively. All costs incurred in 1996 were related to the defense of a potential hostile takeover of the Company. All costs incurred in the third quarter of 1997 were related to the Merger.

Other Expense

Other Expense increased $13.2 million from $0.3 million for the three months ended September 30, 1996 to $13.5 million for the three months ended September 30, 1997 principally due to the settlement of the Phillips lawsuit (see PART II, Item 1, "Legal Proceedings").

Operating Income

Operating income decreased by $12.3 million to $6.2 million for the three months ended September 30, 1997 from $18.5 million for the three months ended September 30, 1996 for the reasons stated above.

COMBINED NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

The Company's revenue increased by $21.4 million to $343.9 million for the nine months ended September 30, 1997 from $322.5 million for the nine months ended September 30, 1996. The increase is partially due to higher excess feedstock sales, primarily propane sales which increased from $12 million for the nine months ended September 30, 1996 to $25 million during the same period of 1997. The increase in sales is also due to higher polyethylene sales prices.

Gross Profit

The Company's gross profit decreased by $13.5 million to $64.1 million from $77.6 million for the same period in the prior year. The Company's gross profit as a percentage of sales, decreased from 24% for the nine months ended September 30, 1996 to 19% for the nine months ended September 30, 1997. These decreases were principally due to increases in sales and the lower gross margin received on the increase in excess feedstock sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.5 million from $29.1 million for the nine months ended September 30, 1996 to $26.6 million for the nine months ended September 30, 1997 principally due to the settlement of an insurance claim related to a previously settled lawsuit and insurance reimbursements for previously incurred legal fees.

Reversal of Environmental Accrual

An environmental accrual established in prior years was reduced by $9.0 million as a result of modifications to the Company's remedial action plans at the Company's Odessa facility that were approved by the TNRCC.

Defense and Merger Costs

Defense and merger costs totaled $0.5 million and $8.5 million for the nine months ended September 30, 1996 and 1997, respectively. All costs incurred in 1996 and $2.4 million of the costs incurred in 1997 were related to the defense of a potential hostile takeover of the Company. Costs incurred subsequent to June 9, 1997, the date of the Merger Agreement, of $6.1 million are costs incurred related to the Merger.

Other Expense

Other expense increased $13.3 million from $0.3 million for the nine months ended September 30, 1996 to $13.6 million for the nine months ended September 30, 1997, principally due to the settlement of a lawsuit filed by Phillips (see Part II, Item I, "Legal Proceedings").

Operating Income

Operating income decreased by $2.0 million to $46.4 million for the nine months ended September 30, 1997 from $48.5 million for the nine months ended September 30, 1996, for the reasons stated above.


Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 1997 was $11.5 million, a decrease of $23.6 million over the same period in the prior year. This decrease was primarily attributable to the decline in net income described above as well as a net use of cash at the Company's discontinued operations.

Net cash used in investing activities for the nine months ended September 30, 1997 was $320.9 million, an increase of $247.6 million over the same period in 1996. This increase was primarily attributable to the accounting treatment of the cash consideration paid by HCC in connection with the Merger under "push-down" accounting rules as well as a higher level of capital spending on the Company's modernization and expansion program, partially offset by the cash proceeds from the sale of the CT Film assets.

Net cash provided by financing activities for the nine months ended September 30, 1997 was $331.9 million, an increase of $311.3 million over the same period in the prior year. This increase was primarily attributable to the net proceeds from the issuance of common stock as well as the intercompany debt incurred to finance the Merger. Debt was also used, in part, to finance the Company's modernization and expansion program.

In connection with the Merger, the Company entered into an intercompany loan agreement (the "Loan Agreement") with HGHFC, a wholly-owned subsidiary of Huntsman. As of September 30, 1997, the Company owed $172.1 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's Senior Notes, HC's senior secured borrowings on a pari passu basis with substantially all of HC's domestic subsidiaries.

Pursuant to the terms of the Indenture, the Company is required to make an offer to repurchase the Senior Notes at 101% of the principal amount plus accrued interest within ten days following a change of control. The Merger resulted in a change of control event. Therefore the Company made a change of control offer to repurchase the Senior Notes in accordance with the terms of the Indenture. The last day the holders of the Senior Notes could accept such change of control offer was September 30, 1997. Subsequent to September 30, 1997, the Company repurchased Senior Notes with an aggregate principal amount of $118,000 in connection with the change of control offer.

On May 8, 1997, the Company entered into a $50 million capital lease agreement with Estherwood Corporation to finance the facility which produces REXflex(R) FPO. In connection with the Merger, this lease agreement was amended and restated with HGHFC becoming the lessor. The principal economic terms of this lease agreement were not altered.

On September 30, 1997, the Company sold the assets of its CT Film division to Huntsman Packaging Corporation, an affiliate of the Company for $70 million in cash. In addition, Huntsman Packaging assumed approximately $8 million in current liabilities. The proceeds from the CT Film sale were used to temporarily repay revolving intercompany indebtedness and will be applied to the Company's modernization and expansion program as such expenses are incurred.

Capital expenditures for the nine months ended September 30, 1997 were $81.2 million. The $9.8 million increase in capital expenditures for the nine months ended September 30, 1997 compared to the same period in 1996 was due primarily to additional spending in connection with the Company's modernization and expansion program. The two primary components remaining in the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new linear low density polyethylene facility. The Company expects to complete these projects in the first quarter of 1999 and expects to incur an additional $225 million in capital expenditures to $250 million in capital expenditures in connection with this program.

The Company believes that, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and other factors.

A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $8.9 million accrued in the September 30, 1997 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company does carry gradual pollution, sudden and accidental environmental liability insurance subject to a $3.0 million retention to protect it against such contingencies.

The Company currently disposes of wastewater from the Odessa facility through injection wells operated under permits from the TNRCC. The Company has entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter will acquire, modify and operate a "POTW" to dispose of the Company's and a portion of the City of Odessa's wastewater. Construction to modify a former municipal facility is almost complete and the plant is in its initial phases of operation. Although no assurances can be given, the Company believes that it will be able to use its existing wells until it develops the reliability in this alternative wastewater disposal system. However if the Company is forced to cease using its injection wells before the POTW is operational, such loss of capacity could have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Other Matters

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Report Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements included statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1.  Changes in economic conditions and weather conditions;
2.  Changes in the availability and/or price of feedstocks;
3.  Changes in management ownership or control of the Company;
4.  Inability to obtain new customers or retain existing ones;
5.  Significant changes in competitive factors affecting the Company;
6.  Environmental/safety requirements;
7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays;
 8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments;
 9. The cyclical nature of the Company's business;
10. Significant changes in tax rates or policies or in rates of inflation or interest;
11. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur;
 12. Changes in accounting principles and/or the application of such principles to the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


 PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings

In May 1990, Phillips filed a lawsuit (the "Action") against the Company relating to alleged infringement by the Company of U.S. Patent No.
4.376.851 (the "'851 Patent") by virtue of the Company's continued manufacture of crystalline polypropylene after Phillips purportedly terminated its license agreement (the "Original License Agreement") with the Company on April 23, 1990. On September 19, 1997, the Company and Phillips entered into a settlement agreement (the "Settlement Agreement"), pursuant to which the Company paid a lump sum of $10 million to Phillips on September 26, 1997, and will pay up to $300,000 for each subsequent calendar quarter period. Such quarterly payments begin with the quarter ending December 31, 1997, and must be paid through the partial quarter ending March 15, 2000, when the '851 Patent expires. Pursuant to the Settlement Agreement, the Company and Phillips released and discharged each other from all claims, debts, demands, liabilities, losses, causes of action, damages, costs and expenses relating to the subject matter of the Action. In the event the Company fails to make a timely payment to Phillips when such payment is due pursuant to the Settlement Agreement, the Company will be obligated to pay Phillips accrued interest on such payment.

Effective September 5, 1997, Phillips and the Company entered into a new crystalline polypropylene license agreement (the "New License Agreement"). Pursuant to the New License Agreement, Phillips granted to the Company a nonexclusive, royalty-bearing license to manufacture, use and/or sell any product which is covered by the '851 Patent. The term of the New License Agreement is for the period from September 5, 1997, until the expiration of the '851 Patent on March 15, 2000, unless otherwise terminated under the provisions thereof. The royalty rate under the New License Agreement is substantially higher than the royalty rate under the Original License Agreement. In the event the Company fails to make a timely payment to Phillips when such payment is due pursuant to the New License Agreement, the Company will be required to pay Phillips accrued interest on such payment.

Item 2. Changes In Securities and Use of Proceeds

The Merger occurred pursuant to an Agreement and Plan of Merger among HC, HCC and the Company, dated June 9, 1997 (the "Merger Agreement"). The stockholders of the Company approved the Merger Agreement at a Special Meeting held on August 26, 1997.

In the Merger, all of the then outstanding shares of common stock, $.01 par value, of the Company (the "Common Stock") (other than shares held by Huntsman Corporation, HCC or the Company) were canceled and converted into the right to receive $16.00 in cash, without interest, per share of Common Stock (the "Merger Consideration"). As a result of the Merger, Huntsman Corporation indirectly owns all of the presently issued common stock of the Company, and the Company is an indirect subsidiary of Huntsman Corporation. Following the Merger, the Company filed a Form 15 with the Commission regarding the de-registration of the Common Stock. The Company also requested that the New York Stock Exchange (the "Exchange") remove the Common Stock from listing on the Exchange effective August 27. 1997.

The aggregate amount of the Merger Consideration was $301,613,936. HCC obtained such amount from HC in the form of equity and debt investments by HC in HCC. HC borrowed the equity portion of its investment under its credit facilities.

Subject to the limitations of the Indenture and pursuant to certain contracts, HC's credit facilities require that substantially all of the assets of the Company be pledged to secure HC's obligations under such facilities following the Merger and that the Company guarantee such obligations.

All of the presently outstanding shares of common stock in the Company have been pledged to the lenders under the HC credit facilities in order to secure the obligations of Huntsman thereunder. To the knowledge of the Company, there are no other arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a further change in control of the Company.

The Merger triggered an obligation of the Company under the Indenture to make a Change In Control Offer (as defined under the Indenture). Pursuant to Section 4.14 of the Indenture, the Company offered to each holder of the Senior Notes, an amount in cash equal to 101% of the aggregate principal amount of such holder's Senior Notes plus accrued and unpaid interest thereon to the date of purchase. On September 3, 1997, the Company mailed a notice of the change of Control Offer and related documentation to each holder of the Senior Notes. As of the last day on which tenders of Senior Notes pursuant to the Change of Control Offer could be withdrawn $118,000 principal amount of the Senior Notes had been tendered and $174,882,000 principal amount of Senior Notes remained outstanding.


Item 4.  Submission of Matters to a Vote of Security Holders.

On July 28, 1997, the Company mailed to its stockholders the Proxy Statement relating to the terms of the Merger. On August 26, 1997, a Special Meeting of the Company was held at which the stockholders were asked to vote upon approval of the terms of the Merger Agreement. 12,572,397 of votes were cast in favor of such approval, 159,925 votes were cast against such approval and 15,266 votes abstained. See the
Schedule 14A of the Company as filed with the Commission on July 28, 1997.

Item 5.  Other Information.

The Company and HC have entered into an arrangement pursuant to which the Company has agreed to sell to HC various types and grades of products, including polyethylene products and polypropylene products, for a period of five years, unless otherwise terminated or extended.

Item 6.  Exhibits and Reports on Form 8-K

    (a)    Exhibits
           Number Exhibits

    3(i)   Restated Certificate of Incorporation and the
           Certificate of Amendment to the Certificate of Incorporation

    3(ii)  By-laws

   10.1    Intercompany Loan Agreement, dated as of August
           27, 1997, between HGHFC and the Company

   27.     Financial Data Schedule

    (b)    Reports Submitted on Form 8-K:

                  (i) The Registrant filed a current report on Form 8-K, dated August 29, 1997, reporting the change in control of the Registrant and the change in its certifying accountant.

                  (ii) The Registrant filed a current report on Form 8-K, dated September 29, 1997, reporting the execution of a settlement agreement with Phillips and the execution of a new license agreement with Phillips.

                  (iii) The Registrant filed a current report on Form
                        8-K, dated October 21, 1997, reporting a disposition of assets to Huntsman Packaging Corporation.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUNTSMAN POLYMERS CORPORATION
                                        Registrant


 Date: November 14, 1997                By: /s/ J. Kimo Esplin
                                           _________________________
                                            J. Kimo Esplin
                                            Senior Vice President and
                                            Chief Financial Officer



                            INDEX TO EXHIBITS



 Exhibit
  Number               Exhibit

    3(i) Restated Certificate of Incorporation and the Certificate of Amendment to the Certificate of Incorporation

    3(ii)     By-laws

   10.1 Intercompany Loan Agreement, dated as of August 27, 1997, between HGHFC and the Company

   27.        Financial Data Schedule




                                                             EXHIBIT 3(i)


                  RESTATED CERTIFICATE OF INCORPORATION

                                    OF

                            REXENE CORPORATION


        FIRST: The name of the Corporation is Rexene Corporation
(hereinafter the "Corporation").

        SECOND: The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at that address is The Corporation Trust Company.

        THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware as set forth in Title 8 of the Delaware Code (the "GCL").

        FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is 1000 shares of Common Stock, each having a par value of one penny ($.01).

        FIFTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

        (1) The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

        (2) The directors shall have concurrent power with the stockholders to make, alter, amend, change, add to or repeal the By-Laws of the Corporation.

        (3) The number of directors of the Corporation shall be as from time to time fixed by, or in the manner provided in, the By-Laws of the Corporation. Election of directors need not be by written ballot unless the By-Laws so provide.

        (4) No director shall be personally liable to the Corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders,
    (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the GCL or (iv) for any transaction from which the director derived an improper personal benefit. Any repeal or modification of this Article FIFTH by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification.

        (5) In addition to the powers and authority hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the GCL, this Restated Certificate of Incorporation, and any By-Laws adopted by the stockholders; provided, however, that no By-Laws hereafter adopted by the stockholders shall invalidate any prior act of the directors which would have been valid if such By-Laws had not been adopted.

        SIXTH: Meetings of stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the GCL) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.

        SEVENTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.



                         CERTIFICATE OF AMENDMENT

                                  TO THE

                       CERTIFICATE OF INCORPORATION

                                    OF

                            REXENE CORPORATION

                -----------------------------------------

                    Pursuant to Section 242 of the General
                   Corporation Law of the State of Delaware
                  -----------------------------------------

        Rexene Corporation, a Delaware corporation (hereinafter called the "Corporation"), does hereby certify as follows:

        FIRST: Article FIRST of the Corporation's Certificate of
Incorporation is hereby amended to read in its entirety as set forth below:

        FIRST: The name of the corporation is Huntsman Polymers
Corporation (hereinafter the "Corporation").

        SECOND: The foregoing amendment was duly adopted in accordance with Section 242 of the General Corporation Law of the State of Delaware.

        IN WITNESS WHEREOF, the Corporation has caused this Certificate to be duly executed in its corporate name this 27th day of August, 1997.

                      REXENE CORPORATION


                      By:/s/ Martin F. Petersen
                      Name:  Martin F. Petersen
                      Title: Vice President




                                                            EXHIBIT 3(ii)


                                 BY-LAWS

                                    OF

                     HUNTSMAN CENTENNIAL CORPORATION

                  (hereinafter called the "Corporation")

                                ARTICLE I

                                 OFFICES

        Section 1. Registered Office. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

        Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine.

                                ARTICLE II

                         MEETINGS OF STOCKHOLDERS

        Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

        Section 2. Annual Meetings. The Annual Meetings of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

        Section 3. Special Meetings. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President, (iii) any Vice President, if there be one, (iv) the Secretary or (v) any Assistant Secretary, if there be one, and shall be called by any such officer at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a Special Meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

        Section 4. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

        Section 5. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

        Section 6. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any Annual or Special Meeting of Stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

        Section 7. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

        Section 8. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                               ARTICLE III

                                DIRECTORS

        Section 1. Number and Election of Directors. The Board of Directors shall consist of not less than one nor more than fifteen members, the exact number of which shall initially be fixed by the Incorporator and thereafter from time to time by the Board of Directors. Except as provided in Section 2 of this Article, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation. Directors need not be stockholders.

        Section 2. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

        Section 3. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

        Section 4. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

        Section 5. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

        Section 6. Actions of Board. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

        Section 7. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.

        Section 8. Committees. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

        Section 9. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

        Section 10. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                                ARTICLE IV

                                 OFFICERS

        Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

        Section 2. Election. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

        Section 3. Voting Securities Owned by the Corporation. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

        Section 4. Chairman of the Board of Directors. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. He shall be the Chief Executive Officer of the Corporation, and except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

        Section 5. President. The President shall, subject to the control of the Board of Directors and, if there be one, the Chairman of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. If there be no Chairman of the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

        Section 6. Vice Presidents. At the request of the President or in his absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

        Section 7. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

        Section 8. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

        Section 9. Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

        Section 10. Assistant Treasurers. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

        Section 11. Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

                                ARTICLE V

                                  STOCK

        Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board of Directors, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

        Section 2. Signatures. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

        Section 3. Lost Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

        Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued.

        Section 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

        Section 6. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                ARTICLE VI

                                 NOTICES

        Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

        Section 2. Waivers of Notice. Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                               ARTICLE VII

                            GENERAL PROVISIONS

        Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of the capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

        Section 2. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

        Section 3. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

        Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                               ARTICLE VIII

                             INDEMNIFICATION

        Section 1. Power to Indemnify in Actions, Suits or Proceedings other Than Those by or in the Right of the Corporation. Subject to
Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

        Section 2. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 3 of this Article VIII, the Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

        Section 3. Authorization of Indemnification. Any indemnification under this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2 of this Article VIII, as the case may be. Such determination shall be made (i) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (ii) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent, however, that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

        Section 4. Good Faith Defined. For purposes of any determination under Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be.

        Section 5. Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section 3 of this
Article VIII, and notwithstanding the absence of any determination thereunder, any director or officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be. Neither a contrary determination in the specific case under Section 3 of this Article VIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 5 shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or officer seeking indemnification shall also be entitled to be paid the expense of prosecuting such application.

        Section 6. Expenses Payable in Advance. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

        Section 7. Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 1 and 2 of this Article VIII shall be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not specified in Sections 1 or 2 of this Article VIII but whom the Corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of Delaware, or otherwise.

        Section 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

        Section 9. Certain Definitions. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers, so that any person who is or was a director or officer of such constituent corporation, or is or was a director or officer of such constituent corporation serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article VIII.

        Section 10. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

        Section 11. Limitation on Indemnification. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

        Section 12. Indemnification of Employees and Agents. The
Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article VIII to directors and officers of the Corporation.

                                ARTICLE IX

                                AMENDMENTS

        Section 1. Amendments. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

        Section 2. Entire Board of Directors. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.



                                                             Exhibit 10.1




                     INTERCOMPANY LOAN AGREEMENT

                               between

                   HUNTSMAN POLYMERS CORPORATION,
                             as Borrower

                                 and

            HUNTSMAN GROUP HOLDINGS FINANCE CORPORATION,
                              as Lender

                     Dated as of August 27, 1997



        INTERCOMPANY LOAN AGREEMENT, dated as of August 27, 1997, between Huntsman Polymers Corporation, a Delaware corporation (formerly named Rexene Corporation, the "Borrower"), and Huntsman Group Holdings Finance Corporation, a Utah corporation (the "Lender").


SECTION 1.  DEFINITIONS.

        Section 1.1 Definitions. As used herein, the following terms shall have the meanings herein specified unless the context otherwise requires. Defined terms in this Agreement shall include in the singular number the plural and in the plural number the singular.

        "Agreement" shall mean this Intercompany Loan Agreement as the same may from time to time hereafter be modified, supplemented or amended.

        "Base Rate" shall mean, at any particular date, the rate of interest publicly announced by Bankers Trust Company in New York City as its "prime rate".

        "Borrower" shall have the meaning provided in the first paragraph of this Agreement.

        "Borrowing Base" shall have the meaning provided for such term in the Rexene Indenture.

        "Capex Loans" shall have the meaning provided in Section 2.1(a).

        "Capex Notes" shall have the meaning provided in Section 2.4(a).

        "Closing Date" shall mean the date of this Agreement.

        "Collateral Trust Agreement" shall mean the Collateral Trust and Intercreditor Agreement dated as of January 29, 1996 by and among Huntsman Corporation, certain of its subsidiaries and Bankers Trust Company as Agent and as Additional Credit Agreement Agent and as Collateral Trustee, as amended by Amendment No. 1 dated February 23, 1996 and Amendment No. 2 dated October 23, 1996, as the same may be hereafter amended.

        "Collateral Trust Amendment" shall mean Amendment No. 3 to the Collateral Trust Agreement.

        "Credit Agreement" shall mean the Amended and Restated Credit Agreement, dated as of January 29, 1996 and as amended and restated as of February 23, 1996 and as subsequently amended to the date hereof, among Huntsman Corporation, the financial institutions party thereto and Bankers Trust Company, as administrative agent; as amended, modified, supplemented or restated from time to time.

        "HCC" shall mean Huntsman Centennial Corporation, a Delaware corporation.

        "Huntsman Corporation" shall mean Huntsman Corporation, a Utah corporation.

        "Initial Capex Loan" shall mean the meaning provided in Section
2.1(a).

        "Intercompany Note" shall mean a promissory note of the Borrower in favor of the Lender in the form of an "Intercompany Note" (as defined in the Collateral Trust Agreement).

        "Loans" shall mean and include the Capex Loans and the Revolving
Loans.

        "Maturity Date" shall mean June 20, 2006.

        "Maximum Amount" shall mean at any time the maximum amount of debt that can be incurred pursuant to Section 4.09 of the Rexene
Indenture.

        "Merger Agreement" shall mean that certain Agreement and Plan of Merger, dated June 9, 1997, by and among, Huntsman Corporation, HCC and the Borrower.

        "Net Sale Proceeds" shall mean all cash proceeds of each sale or other disposition by the Borrower or one of its Subsidiaries of assets purchased with the proceeds of any Capex Loan, if such proceeds exceed $100,000 in respect of any transaction or series of related transactions, in each case net of (i) reasonable expenses incurred or reasonably expected to be incurred in connection with such sale or disposition, and
(ii) any income, franchise, transfer or other tax payable by the Borrower or one of its Subsidiaries in connection with such sale or disposition; provided, that any disposition or sale of assets by the Borrower to any of its Subsidiaries, or by any of its Subsidiaries to any other of its Subsidiaries shall not constitute a disposition or sale of assets for purposes of this definition.

        "Notes" shall mean and include each Revolving Note and each Capex
Note.

        "Revolving A Loans" shall have the meaning provided in Section
2.2.

        "Revolving B Loans" shall have the meaning provided in Section
2.3.

        "Revolving A Note" shall have the meaning provided in Section
2.4(a).

        "Revolving B Note" shall have the meaning provided in Section
2.4(a).

        "Revolving Loans" means, collectively, the Revolving A Loans and the Revolving B Loans.

        "Revolving Notes" means, collectively, the Revolving A Note and the Revolving B Note.

        "Rexene Merger" shall mean the merger of the Borrower with and into HCC pursuant to the Merger Agreement.

        "Rexene Indenture" shall mean that certain Indenture dated as of November 29, 1994 between the Borrower and Bank One, Texas N.A., as trustee, as the same may be amended, modified, supplemented or restated from time to time.

        "Senior Agent" shall mean Bankers Trust Company, as agent for the lenders under the Senior Bank Credit Agreements.

        "Senior Bank Credit Agreements" shall mean, collectively, the Credit Agreement and the Term Loan Agreement.

        "Subsidiary" of any Person shall mean and include (i) any corporation 50% or more of whose stock of any class or classes having by the terms thereof ordinary voting power to elect a majority of the directors of such corporation is at the time owned by such Person directly or indirectly through Subsidiaries and (ii) any partnership, association, joint venture or other entity in which such Person, directly or indirectly through Subsidiaries, is either a general partner or has a 50% or more equity interest at the time.

        "Term Loan Agreement" shall mean the Term Loan Agreement, dated as of October 23, 1996, between Huntsman Corporation, certain financial institutions, and Bankers Trust Company, as agent for the financial institutions party thereto, as the same may be amended, modified, supplemented or restated from time to time.

SECTION 2.  AMOUNT AND TERMS OF CREDIT FACILITIES.

        Section 2.1 Capex Loans. (a) The Lender agrees to make (i) a loan to the Borrower on the Closing Date in a principal amount of $0 (the "Initial Capex Loan") and (ii) loans to the Borrower from time to time after the Closing Date and prior to the Maturity Date each in an amount and subject to the conditions specified in Section 2.1(b) below (each denominated by the date of drawdown; e.g. the "December 1, 1997 Capex Loan", and collectively with the Initial Capex Loan, the "Capex Loans"). Once repaid, Capex Loans may not be reborrowed.

        (b) Each Capex Loan made after the Closing Date (i) shall be incurred within 90 days of the purchase of the assets being financed with the proceeds of such Capex Loan, (ii) shall be in an amount not in excess of 95% of the purchase cost of such assets being financed and (iii) shall not exceed in principal amount at the time of incurrence thereof the Maximum Amount. In addition, the purchase cost of such assets being financed with the proceeds of Capex Loans made after the Closing Date should be included in "additions to property, plant and equipment" on the consolidated balance sheet of the Borrower in accordance with GAAP. No assets purchased with the proceeds of a Capex Loan after the Closing Date shall be part of an acquisition of any Person by the Borrower or any of its Subsidiaries.

        (c) The Borrower agrees that any Loan permitted to be made under this Agreement that can qualify as a Capex Loan will be borrowed as a Capex Loan.

        Section 2.2 Revolving Loan Facility A. (a) The Lender agrees, at any time and from time to time on and after the Closing Date and prior to the Maturity Date, to make revolving loans (collectively, "Revolving A Loans") to the Borrower.

        (b) Revolving A Loans shall not exceed in aggregate principal amount at the time of borrowing thereof the Borrowing Base, and shall be made only to the extent that such loans can not be incurred as Capex Loans.

        (c) Revolving A Loans may be voluntarily prepaid pursuant to
Section 2.6, and any amounts so prepaid may be reborrowed.

        Section 2.3 Revolving Loan Facility B. (a) The Lender agrees to make revolving loans (collectively, "Revolving B Loans") to the Borrower at any time that the outstanding principal amount of Revolving A Loans is equal to the Borrowing Base.

        (b) Revolving B Loans shall not exceed in aggregate principal amount at any time the Maximum Amount, and shall be made only to the extent that such loans can not be incurred as Capex Loans.

        (c) Revolving B Loans may be voluntarily prepaid pursuant to
Section 2.6, and any amounts so prepaid may be reborrowed.

        Section 2.4 Notes. (a) The Borrower's obligation to pay the principal of, and interest on, the Loans shall be evidenced by, in the case of (i) Capex Loans, a promissory note (a "Capex Note") duly executed and delivered by the Borrower substantially in the form of Exhibit A hereto, (ii) Revolving A Loans, a promissory note (a "Re-volving A Note") duly executed and delivered by the Borrower substantially in the form of Exhibit B hereto and (iii) Revolving B Loans, a promissory note (a "Revolving B Note") duly executed and delivered by the Borrower substantially in the form of Exhibit C hereto.

        (b) The Lender, at its option, may either (i) endorse on the schedule attached to the Notes (or on a continuation of such schedule attached to such Notes and made a part thereof) appropriate notations with respect to each Loan evidenced thereby, or (ii) record such Loans and such payments in its books and records. Such schedule or such books and records, as the case may be, shall constitute prima facie evidence of the accuracy of the information contained therein.

        Section 2.5 Interest. The Borrower agrees to pay interest in respect of the unpaid principal amount of each Loan from the date of the making of such Loan until such Loan shall be paid in full at a rate per annum equal to the Base Rate plus 0.75%. Interest shall be computed on a daily basis using a year of 365 or 366 days, as the case may be, and assessed for the actual number of days elapsed. Interest shall be payable in arrears with such frequency as agreed by the Borrower and the Lender from time to time, but in no event less frequently than quarterly, on the last day of each such period as so agreed by the Borrower and the Lender and otherwise on demand.

        Section 2.6 Voluntary Prepayments. (a) The Borrower shall have the right to prepay the Loans in whole or in part at any time without premium or penalty.

        (b) All voluntary prepayments of the Loans shall be applied first, to repay Revolving B Loans until such Loans shall have been repaid in full; second, to repay Revolving A Loans until such Loans shall have been repaid in full; and third, to repay the Capex Loans until such Loans have been repaid in full.

        Section 2.7 Mandatory Prepayments. (a) On each date after the Closing Date on which the Borrower or any of its Subsidiaries receives any Net Sale Proceeds, the Borrower shall prepay the applicable outstanding Capex Loan in an amount equal to 100% of the amount of such Net Sale Proceeds.

        (b) On each date after the Closing Date on which the outstanding principal balance of Revolving A Loans shall be less than the Borrowing Base, an advance in the amount of such shortfall shall be deemed to be made as a Revolving A Loan with the proceeds thereof deemed to be applied as a prepayment of an equal amount of outstanding Revolving B Loans.

        Section 2.8 Mandatory Conversion. On the date that all notes of the Borrower outstanding under the Rexene Indenture have been paid in full, this Intercompany Loan Agreement shall be terminated and an Intercompany Note shall be issued in replacement of, and in substitu-tion for, all Notes outstanding hereunder, which Notes shall be marked "cancelled" and returned to the Borrower.

        (a) The proceeds of all Capex Loans after the Closing Date shall be used to purchase assets being financed with the proceeds of such Capex Loan.

        (b) The proceeds of all Revolving Loans made on the Closing Date shall be used to (i) refinance the intercompany loans made by the Lender to HCC immediately prior to the Rexene Merger and (ii) pay other costs and expenses of the Rexene Merger, including the refinancing of existing Rexene bank indebtedness, pursuant to and as required by the terms of the Merger Agreement.

        (c) The proceeds of all Revolving Loans made after the Closing Date shall be used for general corporate purposes of the Borrower and its Subsidiaries.

        Section 2.10 Maturity. All Loans are due and payable on the Maturity Date.


SECTION 3.  COLLATERAL SECURITY

        The Borrower hereby expressly acknowledges and agrees that the Lender may, pursuant to the terms of the Collateral Trust Amendment, pledge all of its rights, title and interest hereunder and under the Notes to the Collateral Trustee (as defined in the Collateral Trust Amendment) for the benefit of the Secured Parties identified in the Collateral Trust Amendment. The Borrower's obligations hereunder and under the Notes shall be secured as set forth in the Collateral Trust Amendment.

SECTION 4.  ACCELERATION

        Immediately upon any acceleration of amounts owing by Huntsman Corporation under the Senior Bank Credit Agreements (whether as the result of a declaration by the Senior Agent or the occurrence of any event of default thereunder) all principal, interest and other amounts owing hereunder shall become due and payable without the requirement of any acceleration or request, and without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower.

SECTION 5.  MISCELLANEOUS

        Section 5.1 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Lender and all future holders of the Notes and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Lender.

        Section 5.2 Amendments and Waivers. Neither this Agreement, any Note nor any terms hereof or thereof may be amended, supplemented, modified or waived except in accordance with the provisions of this
Section 5.2. The Lender and the Borrower may, from time to time, enter into written amendments, supplements, modifications or waivers for the purpose of adding, deleting, changing or waiving any provisions to this Agreement or the Notes; provided, that, so long as any indebtedness under the Senior Bank Credit Agreements is outstanding no such amendment, supplement, modification or waiver to any provisions hereunder related to prepayment or use of proceeds shall be made without the written consent of the Senior Agent.

        Section 5.3 Governing Law; Submission to Jurisdiction. THIS AGREEMENT AND THE NOTES AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW).

        Section 5.4 Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

        Section 5.5 Headings Descriptive. The headings of the several Sections and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

        Section 5.6 Severability. In case any provision in or obligation under this Agreement or the Notes shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.


        IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Agreement as of the date first above written.


               HUNTSMAN POLYMERS CORPORATION


               By: /s/Martin F. Peterson
                   Title:  Vice President and Treasurer

                  Notice Address:

                  5005 LBJ Freeway
                  Dallas, Texas 75244
                  Attention:  General Counsel


               HUNTSMAN GROUP HOLDINGS
                 FINANCE CORPORATION


               By: /s/Martin F. Peterman
                   Title:  Vice President and Treasurer

                  Notice Address:

                  500 Huntsman Way
                  Salt Lake City, Utah 84108
                  Attention:  General Counsel



                                                            Exhibit A

                               FORM OF

                             CAPEX NOTE

                                                   New York, New York
                                                      August 27, 1997

        FOR VALUE RECEIVED, the undersigned, HUNTSMAN POLYMERS CORPORATION, a Delaware Corporation ("Borrower"), hereby unconditionally promises to pay to HUNTSMAN GROUP HOLDINGS FINANCE CORPORATION, a Utah corporation ("Lender") at the office of Lender, in lawful money of the United States of America and in immediately available funds, the aggregate principal amount of all Capex Loans (as defined in the Intercompany Loan Agreement referred to below) made by the Lender to the Borrower pursuant to the terms of the Intercompany Loan Agreement. The principal amount of the Capex Loans evidenced hereby shall be payable in the amounts and at the times set forth in the Intercompany Loan Agreement. Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the applicable interest rate per annum determined as provided in, and payable as specified in, the Intercompany Loan Agreement.

        The holder of this Capex Note is authorized to record the date and amount of the Capex Loan made by the Lender pursuant to Section 2.1 of the Intercompany Loan Agreement and the interest rate applicable from time to time with respect thereto on the Schedule annexed hereto and made a part hereof (or on any other record customarily maintained by the Lender with respect to this Capex Note) or otherwise on the records of the Lender, and any such recordation shall (in the absence of manifest error) constitute prima facie evidence of the accuracy of the information endorsed; provided, however, that the failure to make any such endorsement shall not affect the obligations of Borrower in respect of the Capex Loan.

        This Capex Note is the Capex Note referred to in the Intercompany Loan Agreement, dated as of August 27, 1997 (as amended, supplemented or otherwise modified from time to time, the "Intercompany Loan Agreement"), between the Borrower and the Lender, and is subject to optional and mandatory prepayment in whole or in part as provided therein. Terms defined in the Intercompany Loan Agreement are used herein with their defined meanings unless otherwise defined herein.

        Upon the occurrence of any event of acceleration specified in the Intercompany Loan Agreement, all amounts then remaining unpaid on this Capex Note may become, or may be declared to be, immediately due and payable, all as provided therein.

        All parties now and hereafter liable with respect to this Capex Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

        THIS CAPEX NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND
INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAW.

                  HUNTSMAN POLYMERS CORPORATION


                  By:______________________
                  Name: ___________________
                  Title: __________________





                                                             Schedule A to
                                                             Capex Note

                         REPAYMENT OF CAPEX LOANS



                                                 Aggregate
                                                  Unpaid
                                 Amount of       Principal
                  Amount of      Principal      Balance of                      Notation
     Date        Capex Loan        Repaid       Capex Loans   Interest Rate      Made By
------------    ------------   ------------    ------------   ------------    ------------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------




                                                                Exhibit B

                                 FORM OF

                          REVOLVING A LOAN NOTE

                                                       New York, New York
                                                          August 27, 1997

        FOR VALUE RECEIVED, the undersigned, HUNTSMAN POLYMERS CORPORATION, a Delaware Corporation ("Borrower"), hereby unconditionally promises to pay to HUNTSMAN GROUP HOLDINGS FINANCE CORPORATION, a Utah corporation ("Lender") at the office of Lender, in lawful money of the United States of America and in immediately available funds, the aggregate principal amount of all Revolving A Loans (as defined in the Intercompany Loan Agreement referred to below) made by the Lender to the Borrower pursuant to the terms of the Intercompany Loan Agreement. The principal amount of the Revolving A Loans evidenced hereby shall be payable in the amounts and at the times set forth in the Intercompany Loan Agreement. Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the applicable interest rate per annum determined as provided in, and payable as specified in, the Intercompany Loan Agreement.

        The holder of this Revolving A Loan Note is authorized to record the date and amount of the Revolving A Loan made by the Lender pursuant to Section 2.2 of the Intercompany Loan Agreement and the interest rate applicable from time to time with respect thereto on the Schedule annexed hereto and made a part hereof (or on any other record customarily maintained by the Lender with respect to this Revolving A Loan Note) or otherwise on the records of the Lender, and any such recordation shall (in the absence of manifest error) constitute prima facie evidence of the accuracy of the information endorsed; provided, however, that the failure to make any such endorsement shall not affect the obligations of Borrower in respect of the Revolving A Loan.

        This Revolving A Loan Note is the Revolving A Loan Note referred to in the Intercompany Loan Agreement, dated as of August 27, 1997 (as amended, supplemented or otherwise modified from time to time, the "Intercompany Loan Agreement"), between the Borrower and the Lender, and is subject to optional and mandatory prepayment in whole or in part as provided therein. Terms defined in the Intercompany Loan Agreement are used herein with their defined meanings unless otherwise defined herein.

        Upon the occurrence of any event of acceleration specified in the Intercompany Loan Agreement, all amounts then remaining unpaid on this Revolving A Loan Note may become, or may be declared to be, immediately due and payable, all as provided therein.

        All parties now and hereafter liable with respect to this Revolving A Loan Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

        THIS REVOLVING A LOAN NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAW.

                  HUNTSMAN POLYMERS CORPORATION


                  By: ______________________
                  Name: ____________________
                  Title: ___________________




                                                             Schedule A to
                                                       Revolving A Loan Note

                      REPAYMENT OF REVOLVING A LOANS




                                                 Aggregate
                                                  Unpaid
                                                 Principal
                  Amount of      Amount of      Balance of
                 Revolving A     Principal      Revolving A                     Notation
     Date           Loan           Repaid          Loans      Interest Rate      Made By
------------    ------------   ------------    ------------   ------------    ------------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------




                                                                Exhibit C

                                    FORM OF

                             REVOLVING B LOAN NOTE

                                                       New York, New York
                                                          August 27, 1997

        FOR VALUE RECEIVED, the undersigned, HUNTSMAN POLYMERS CORPORATION, a Delaware Corporation ("Borrower"), hereby unconditionally promises to pay to HUNTSMAN GROUP HOLDINGS FINANCE CORPORATION, a Utah corporation ("Lender") at the office of Lender, in lawful money of the United States of America and in immediately available funds, the aggregate principal amount of all Revolving B Loans (as defined in the Intercompany Loan Agreement) made by the Lender to the Borrower pursuant to the terms of the Intercompany Loan Agreement. The principal amount of the Revolving B Loans evidenced hereby shall be payable in the amounts and at the times set forth in the Intercompany Loan Agreement. Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the applicable interest rate per annum determined as provided in, and payable as specified in, the Intercompany Loan Agreement.

        The holder of this Revolving B Loan Note is authorized to record the date and amount of the Revolving B Loan Note made by the Lender pursuant to Section 2.3 of the Intercompany Loan Agreement and the interest rate applicable from time to time with respect thereto on the Schedules annexed hereto and made a part hereof (or on any other record customarily maintained by the Lender with respect to this Revolving B Loan Note) or otherwise on the records of the Lender, and any such recordation shall (in the absence of manifest error) constitute prima facie evidence of the accuracy of the information endorsed; provided, however, that the failure to make any such endorsement shall not affect the obligations of Borrower in respect of the Revolving B Loan.

        This Revolving B Loan Note is the Revolving B Loan Note referred to in the Intercompany Loan Agreement, dated as of August 27, 1997 (as amended, supplemented or otherwise modified from time to time, the "Intercompany Loan Agreement"), between the Borrower and the Lender, and is subject to optional and mandatory prepayment in whole or in part as provided therein. Terms defined in the Intercompany Loan Agreement are used herein with their defined meanings unless otherwise defined herein.

        Upon the occurrence of any event of acceleration specified in the Intercompany Loan Agreement, all amounts then remaining unpaid on this Revolving B Loan Note may become, or may be declared to be, immediately due and payable, all as provided therein.

        All parties now and hereafter liable with respect to this Revolving B Loan Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

        THIS REVOLVING B LOAN NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO THE PRINCIPLES OF CONFLICTS OF LAW.

                  HUNTSMAN POLYMERS CORPORATION



                  By: ______________________
                  Name: ____________________
                  Title: ___________________



                                                             Schedule A to
                                                     Revolving B Loan Note

                      REPAYMENT OF REVOLVING B LOANS



                                                 Aggregate
                                                  Unpaid
                                                 Principal
                  Amount of      Amount of      Balance of
                 Revolving B     Principal      Revolving B                     Notation
     Date           Loan           Repaid          Loans      Interest Rate      Made By
------------    ------------   ------------    ------------   ------------    ------------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------

   -------         -------        -------         -------        -------         -------
