Form 10-K
period 1997-12-31
HUNTSMAN POLYMERS CORP
filed 1998-04-15
CIK 829218

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                    ------------------------------------
                                 FORM 10-K
                    ------------------------------------


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                       COMMISSION FILE NUMBER 1-9988

                             HUNTSMAN POLYMERS
                                CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

       DELAWARE                                             75-2104131
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification no.)

       500 HUNTSMAN WAY
      SALT LAKE CITY, UTAH                                    84108
(Address of principal executive offices)                    (Zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 532-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
  TITLE OF EACH CLASS                       THE SECURITIES ARE REGISTERED
 113/4% Senior Notes due 2004                  New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 None.

            Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ( )

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            As of March 27, 1998, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X|  No (  )

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              NUMBER OF SHARES OUTSTANDING
         TITLE OF EACH CLASS                    AT MARCH 27, 1998
  Common Stock, $0.01 par value                       1,000

                    DOCUMENTS INCORPORATED BY REFERENCE.
                                   None.




                       HUNTSMAN POLYMERS CORPORATION
                        1997 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

                                                                         PAGE

PART I      ................................................................3

ITEM 1.  BUSINESS...........................................................3

ITEM 2.  PROPERTIES........................................................12

ITEM 3.  LEGAL PROCEEDINGS.................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............16

PART II  ..................................................................16

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.......................................16

ITEM 6.  SELECTED FINANCIAL DATA...........................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................26

PART III ..................................................................26

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............26

ITEM 11.  EXECUTIVE COMPENSATION...........................................29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................34

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..35

SIGNATURES  ...............................................................39


                       HUNTSMAN POLYMERS CORPORATION
                      1997 ANNUAL REPORT ON FORM 10-K

                                   PART I

ITEM 1.  BUSINESS

INTRODUCTION

            Huntsman Polymers Corporation represents a combination of three businesses operated by predecessor entities. In 1958, a subsidiary of The El Paso Company ("El Paso") constructed a styrene plant in Odessa, Texas. In 1960, El Paso and a predecessor of Dart Industries Inc. ("Dart") formed a joint venture to produce ethylene, propylene, polyethylene and polypropylene in Odessa, Texas. El Paso subsequently acquired the plastic film business of Dart in 1979 and full ownership of these businesses by 1983. In 1983, El Paso sold its petrochemical, polyolefin and plastic film business to a management-led group of investors, who consolidated the businesses under a Delaware corporation named Rexene Corporation ("Old Rexene"). In 1988, Old Rexene was sold to an investor group organized by an investment banking firm.

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

            On August 27, 1997, Huntsman Centennial Corporation ("Centennial"), a Delaware corporation and a subsidiary of Huntsman Corporation, a Utah corporation ("Huntsman Corporation"), was merged (the "Merger") with and into Rexene Corporation ("Rexene"), and Rexene changed its name to Huntsman Polymers Corporation. Unless otherwise indicated, Old Rexene, Products, Rexene and Huntsman Polymers Corporation and their consolidated subsidiaries are sometimes collectively or separately referred to as "Huntsman Polymers" or the "Company".

            The Merger occurred pursuant to an Agreement and Plan of Merger among Huntsman Corporation, Centennial and Rexene, dated June 9, 1997 (the "Merger Agreement"). The stockholders of Rexene approved the Merger Agreement at a Special Meeting held on August 26, 1997.

            In the Merger, all of the shares of common stock, $.01 par value, of Rexene (the "Common Stock") (other than dissenting shares and shares held by Huntsman Corporation, Centennial or Rexene) were canceled and converted into the right to receive $16.00 in cash, without interest, per share of Common Stock (the "Merger Consideration"). As a result of the Merger, Huntsman Corporation indirectly owns all of the Common Stock of the Company, and the Company thus became an indirect subsidiary of Huntsman Corporation. Following the Merger, the Company filed a Form 15 with the Securities and Exchange Commission (the "Commission") regarding the de-registration of the Common Stock which became effective on November 25, 1997. Effective August 27, 1997, the Common Stock was removed from listing on the New York Stock Exchange. The aggregate amount of Merger Consideration was $301,613,836.

            On September 30, 1997, the Company completed the sale of certain of its assets comprising its CT Film Division (the "CT Film Sale") to Huntsman Packaging Corporation, a Utah corporation and an affiliate of the Company ("Huntsman Packaging"), pursuant to that certain First Amended Asset Purchase Agreement, dated as of September 26, 1997 (the "Asset Purchase Agreement"), by and between the Company and Huntsman Packaging. Pursuant to the terms of the Asset Purchase Agreement, the Company transferred those assets primarily used to conduct or operate the polymer film manufacturing business known as the CT Film Division (the "CT Business"), including, among other things, its properties, film manufacturing facilities, sales offices, warehouses, inventory, technology and contracts that relate to the CT Business. In consideration for the transfer of the assets of the CT Business, the Company received $70 million in cash. The terms of the Asset Purchase Agreement were mutually agreed upon by the Company and Huntsman Packaging and were based upon arm's-length negotiations, taking into account various factors concerning the valuation of the CT Business. The foregoing description of the sale of the assets of the CT Business does not purport to be complete, and is qualified in its entirety by reference to the terms of the Asset Purchase Agreement, a copy of which is attached as Exhibit 10.10 to this Form 10-K.

            The corporate headquarters of the Company are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and its telephone number is (801) 532-5200.

PRINCIPAL PRODUCTS

            Huntsman Polymers manufactures a wide variety of products ranging from value-added specialty products, such as customized specialty polymers, to intermediate chemicals, such as styrene. These products are sold for use in a wide variety of industrial and consumer related applications. The Company's principal products are polyethylene, polypropylene, amorphous polyalphaolefin ("APAO") and flexible polyolefin ("FPO") polymers and styrene. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures polymers and petrochemicals at its facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its feedstocks. The Odessa Facility contains plants which produce polyethylene, polypropylene, APAO, FPO and styrene, as well as ethylene and propylene primarily for captive use. The Odessa Facility is located near four pipelines from which it derives its raw material supply.

            Polyethylene, polypropylene, APAO, FPO and styrene are used in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:


[GRAPHIC OMITTED]


            The following chart presents the net sales, excluding sales to subsidiaries of Huntsman Polymers, contributed by the Company's products for the years ended December 31:


                                                                             PREDECESSOR COMPANY

                                                                   --------------------------------

                                                                 EIGHT
                                                 FOUR MONTHS     MONTHS               YEAR              YEAR
                                                    ENDED        ENDED               ENDED             ENDED
                                                 DECEMBER 31,   AUGUST-31,          DECEMBER 31,     DECEMBER 31
                                                    1997          1997                 1996             1995
                                                ----------------------------------------------------------------
                                                                     (in thousands)

Polymers........................................   $   91,519    $  195,298        $  276,820      $  282,658

Styrene.........................................       25,621        56,064            89,647         120,084

Olefins and other...............................       22,535        56,241            68,830          41,971
                                                       ------        ------            ------          ------
Total ..........................................   $  139,675    $  307,603       $   435,297      $  444,713
                                                      =======       =======           =======         =======



The Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.


Polymers

            Polyethylene. Polyethylene represents by volume the most widely produced thermoplastic resin in the world. The majority of polyethylene produced in the United States is low-density polyethylene ("LDPE") resin. In 1997, approximately 53% of the LDPE capacity in the United States was used to make high pressure low-density polyethylene ("HPLDPE") resin and the balance to make linear low-density polyethylene ("LLDPE") resin. The Company currently only manufactures HPLDPE, but intends to manufacture LLDPE commencing in the first quarter of 1999 with the anticipated completion of construction of an LLDPE plant at the Odessa Facility. See "Product Development" below.

            The Company produces a variety of grades of HPLDPE. Many of the resins are designed to meet specific requirements of particular end-uses. Examples of the Company's differentiated polyethylene resins are ethylene-vinyl acetate copolymer resins used in film applications that require high clarity, toughness and sealability, and specialty low-gel resins used in computer circuit board production.

            There are currently 13 domestic producers of LDPE resins, some of which produce both HPLDPE and LLDPE. In 1997, these producers had an estimated combined, rated annual production capacity of approximately 16.3 billion pounds. The largest manufacturer of LDPE is Equistar Chemicals, LP. In 1997, the other five largest domestic producers of LDPE were Dow Chemical Company, Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Company and Mobil Chemical Company. In 1997, the Company accounted for approximately 3% of the United States' capacity for LDPE and approximately 5% of the United States' capacity for HPLDPE.

            Polypropylene. The Company currently produces a wide variety of polypropylene resin grades. These include high purity homopolymers and random and impact copolymers with properties specifically tailored for specialty markets and specific end-uses, such as medical, electrical and automotive applications. The Company is one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications, electrical capacitor film and electronics packaging.

            In 1997, there were 14 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 13.6 billion pounds in 1997. In 1997, the four largest domestic producers of polypropylene were Montell U.S.A., Inc., Amoco Chemicals Corporation, Huntsman Corporation and Exxon Chemical Company. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. In 1997, the Company accounted for approximately 1.5% of the United States, production capacity for polypropylene.

            APAO. The Company is one of only two U.S. on-purpose producers of APAO. APAO is a special purpose, high quality polymer used primarily in the production of adhesives and sealants, modified bitumen roofing materials, lamination, wire and cable coating. These applications include hot melt adhesives for nonwovens, packaging, pressure sensitive and assembly applications and as a modifier of other polymers. The Company is the only domestic producer of butane copolymer APAO, a high value product used in hot melt adhesive applications.

            The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 1997, the Company accounted for approximately 36% of the United States, combined capacity for APAO and APP.

            FPO. FPO is a homogenous, polypropylene resin, produced in a process that controls the crystallinity of the various grades. The Company has designed FPO for specific product applications, such as medical bags, containers, tubing, non-woven personal care products, automotive interior uses, industrial sheeting, film and insulation.

            FPO competes with a variety of specialized or engineering grades of polymers, including flexible polyvinyl chloride ("PVC"), polyurethane and various polyolefins. FPO competes with these and other polymers on the basis of product performance, specification and price. Manufacturing and marketing issues may result in slower than expected development of this polymer.

Styrene

            Styrene is an intermediate commodity petrochemical made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins, styrene-butadiene latex and rubbers and unsaturated polyester resins. Through these products, styrene can be found in packaging and consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

            In 1995, 1996 and 1997, the Company entered into several long-term styrene contracts, which it believes will reduce its exposure to future price volatility. Export sales, on a contractual and spot basis, are handled directly and through international trading companies.

            In 1997, there were 10 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 12.3 billion pounds. More than 50% of this capacity is consumed internally by the styrene producers for the production of derivatives such as polystyrene. In 1997, the five largest domestic producers of styrene were Arco Chemical Company, Sterling Chemicals, Inc., Chevron Chemical Company, Dow Chemical Company and Huntsman Corporation. Competition for sales is generally based on price. In 1997, the Company accounted for approximately 2.6% of United States production of styrene.

Olefins and other

            The Company manufactures olefins from ethane and propane which are fractionated from natural gas liquids ("NGLs"). The Odessa Facility obtains a combination of pure and mixed NGLs from NGLs extraction plants located in West Texas. Ethane and propane prices are established in Mont Belvieu, Texas according to prevailing market conditions. The Company, however, is able to purchase NGLs containing ethane and propane in West Texas at prices discounted from prevailing reported average Mont Belvieu prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. The Company believes feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximate fifteen-day supply of feedstocks.

            The Company currently consumes substantially all of its ethylene production internally. The Company selectively sells approximately 30 million pounds of liquid ethylene to customers not located on the Gulf Coast pipeline grid. The Company has undertaken a major expansion that is intended to increase its ethylene production from approximately 600 million to 820 million pounds per year. In December 1995, the Company announced a capital project for the modernization and expansion of the olefins plant. The proposed modernization and expansion, scheduled for completion in the first quarter of 1999, will include a debottlenecking of the Company's ethylene production process.

Plastic Film

            Prior to the sale of the CT Business, the Company, through the CT Business, was a major participant in specialty markets for plastic films. Product applications for these films include disposable diapers, feminine hygiene products, medical device packaging, tapes, maskants, industrial packaging, laminations, unsupported overwraps, and greenhouse and agricultural applications.

EXPORT SALES

            The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31:


                                                                         1997            1996*           1995*
                                                                       ------           ------          --------
                                                                                   (in thousands)

Export sales:
     Continuing Operations...........................................   $  29,295    $  28,743        $  24,046

     Discontinued Operations.........................................       9,486       25,395           53,462

Percentage of net sales (including discontinued operations):

     Continuing Operations...........................................          5%           5%               4%

     Discontinued Operations.........................................          2%           4%               9%


----------------

* Export sales totaled $54,138 and $77,508 in 1996 and 1995, respectively. The Company has determined the allocation between continuing and discontinued export sales as indicated above.


            The majority of the Company's export sales were to foreign companies through agents and international trading companies.

PRODUCT DEVELOPMENT

            The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in late 1995, the Company licensed LLDPE and high density polyethylene technology from Stamicarbon B.V., a licensing subsidiary of DSM. When planned production commences in the fourth quarter of 1998, the Company's LLDPE plant in Odessa, Texas will be the first North American production facility to make LLDPE using the DSM "Compact(R)" process. This process refers to the plant's small physical size, which is well suited to efficiently produce a broad range of high quality products. The octane copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products.

            The Company has spent between $5.8 million and $6.2 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $9.2 million for research and development in 1998.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

            Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses. The prices of feedstocks fluctuate based upon the prices of natural gas and oil, weather conditions affecting the demand for natural gas and other factors. During 1997, feedstocks accounted for approximately 28% of the Company's total cost of sales. As a result, increases and decreases in raw material costs have a significant impact on operating results. After increasing significantly during the fourth quarter of 1996, feedstock prices decreased midway through the first quarter of 1997 and remained fairly stable throughout the balance of 1997 due to higher inventory levels and a fairly mild winter season.

            The principal feedstocks for the Company's captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGLs containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1997, the Company acquired all of the Odessa Facility's requirements for ethane and propane under such arrangements.

            The Odessa Facility obtains a combination of pure and mixed streams of NGLs from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1997, the Odessa Facility consumed approximately 684 million and 347 million pounds of ethane and propane, respectively, and in 1996, the Odessa Facility consumed ethane and propane of approximately 569 million and 498 million pounds, respectively. In 1997, the Company produced all of its ethylene and 50% of its propylene requirements for the Odessa Facility. The Company's other propylene requirements were purchased from third parties. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fifteen-day supply of feedstocks.

            The Odessa Facility uses benzene and ethylene to produce styrene. In 1997, substantially all of the Company's benzene purchases were under contracts from Gulf Coast and west Texas producers at prevailing contract prices, with the balance of its needs filled by purchases on the spot market.

EMPLOYEES AND LABOR RELATIONS

            As of December 31, 1997, the Company employed approximately 770 persons.

TRADEMARKS AND PATENTS

            The Company is the owner of many United States and foreign patents and uses trade secrets, including substantial know-how, which relate to its polyethylene, polypropylene, APAO and FPO products. Although patents and trade secrets are important to the Company, permitting it to retain ownership and use of its technological advances, the Company does not believe that the loss of any patent would have a material adverse effect on its financial condition. The Company also uses the technology of others under license agreements in certain of its manufacturing operations. Various trademarks owned by the Company or its affiliates are used in connection with the sale of the Company's products. The Company does not believe that the loss of the right to use any trademarks owned by the Company or its affiliates would have a material adverse effect on its financial condition.

ENVIRONMENTAL AND RELATED REGULATION

General

            The Company and the industry in which it competes are subject to extensive environmental laws and regulations and are also subject to other federal, state and local laws and regulations regarding health and safety matters. In addition, future developments, such as increasingly strict requirements and enforcement policies thereunder could bring into question the handling, manufacture, storage, use, emission or disposal of substances at the Company's facilities. The ongoing operations of chemical manufacturing plants entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred in the future. Changes to or reinterpretations of existing laws could materially and adversely affect the Company's business and results of operations. The Company has received notices of alleged violations of certain environmental laws and has endeavored to remedy such alleged violations promptly. The Company believes that its business operations and facilities generally have been, and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations.

            The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.1 million and $7.6 million in 1997 and 1996, respectively. The Company also spent approximately $7.7 million and $1.4 million relating to capital expenditures for environmentally related projects in 1997 and 1996, respectively. In 1998, the Company anticipates spending approximately $9.1 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $1.5 million for 1998. Environmental capital spending is estimated at $1.7 million for 1998. Capital expenditures increased substantially in 1997 due to the construction and initial startup of the new wastewater treatment facility. Approximately $6.6 million was spent in 1997 to refurbish a municipal wastewater reclamation plant to be used as the primary means of disposal for the Company's wastewater. Outside of the environmental components associated with the LLDPE and olefins plant expansion projects, the Company expects to incur between $2 million and $4 million annually in capital spending to address the requirements of environmental laws.

            The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental, health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $8.5 million accrued in the December 31, 1997 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

            The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amount that might be required to investigate and remediate such conditions will not be significant to the Company.

            The Company carries Pollution Legal Liability insurance to address some of the potential environmental liabilities, subject to the policy terms, limits, exclusions and deductibles, on both a Sudden and Accidental basis and on a Gradual basis for occurrences first commencing after July 1, 1997.

            The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

Wastewater

            The Company historically disposed of its wastewater from the Odessa Facility through injection wells operated under permits from the TNRCC. Due to concerns by the agency regarding the operation of these underground injection wells, and their intention to not renew the permits after they expired in December 1997, the Company entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter is currently disposing of the wastewater through the refurbished Odessa South Wastewater Treatment Facility, a publicly-owned-treatment-works ("POTW"). The cost of refurbishing the City's wastewater treatment facility, which was approximately $8.0 million, has been financed principally by the Company. This facility was brought on-line in October and November of 1997 and culminates three years of working together to provide a long range, cost effective wastewater disposal solution. Wastewater is pumped to this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further reuse.

Solid Wastes

            In March 1994, the TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under the Resource Conservation and Recovery Act. This permit is accompanied by a compliance plan requiring the Company to undertake certain activities relating to corrective action of existing contamination at the Odessa Facility. Pursuant to this compliance plan, the Company has installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk it presents to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and started implementation of a remediation plan approved by the TNRCC.

            Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. Approval by the TNRCC for closure of five solid waste management units was received in the first quarter of 1997. This risk based closure enabled a reduction in the accrual for potential environmental liability of approximately $9.0 million. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is continuing.

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

Additional Environmental Issues

            The federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as amended, and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. Additionally, the Company has developed estimates for clean-up of known waste sites and included these potential liabilities in the environmental accrual account. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation at such third-party and currently and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

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

            The polyethylene plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 430 million pounds. In December 1995, the Company announced its plan to build a new LLDPE plant at the Odessa Facility. The plant, which is scheduled for completion in the first quarter of 1999, is expected to have a total rated annual production capacity of approximately 220 million pounds.

            The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 1997 has a total rated annual production capacity of approximately 200 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 65 million pounds.

            The FPO plant in Odessa, Texas commenced commercial production in December 1996 and by mid 1997 had a total rated annual production capacity of approximately 50 million pounds.

            The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 320 million pounds.

            The olefins plant in Odessa has been in operation since 1961 and has a total rated annual production capacity for ethylene of approximately 600 million pounds and for propylene of approximately 240 million pounds. In December 1995, the Company announced plans to expand and modernize the olefins plant. The proposed modernization and expansion, scheduled for completion in the first quarter 1999, will include a debottlenecking of the Company's ethylene production process, which is anticipated to increase ethylene capacity to approximately 820 million pounds.

            During 1997, the polymer and styrene plants in Odessa, Texas (except the polypropylene and FPO plants) operated at rates in excess of 97% of their total rated annual production capacity. Although several of these plants first began production more than thirty years ago, the Company believes these plants are in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Litigation

            On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman Corporation to purchase the outstanding shares of Common Stock. The lawsuit names the Company and each of its directors as defendants. The complaint alleged that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties, including Huntsman Corporation, in order to entrench management. Plaintiff sought certification of the lawsuit as a class action, an order requiring defendants to take various actions including exposing the Company to the market place in an effort to create an auction of the Company and an unspecified amount of damages. The Company is also aware of two other similar lawsuits that are pending in the Chancery Court. Plaintiffs' counsel in these cases has agreed to an indefinite extension of defendants' answer date. Under the agreement, defendants do not need to respond to the complaints until notified to do so by plaintiffs' counsel. Huntsman Corporation acquired the Common Stock at a price $2.00 per share in excess of that referred to in the complaint. Accordingly, the Company believes it likely that this lawsuit will be dismissed.

Phillips Block Copolymer Litigation

            In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titled "Preparation of Block Copolymers," the last of which expired in 1994. This action, which was originally filed in Illinois, was transferred to the United States District Court for the Southern District of Texas, Houston Division. After discovery proceedings were completed, the Company filed a motion for summary judgment. Phillips filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. In 1993, the court entered an order denying Phillips' motion to disqualify the special master. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding. On December 23, 1996, the court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. No decision has been issued.

Phillips Crystalline License Litigation

            In May 1990, Phillips filed a lawsuit (the "Action") against the Company in the United States District Court for the District of Delaware (the "Trial Court") seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' U.S. Patent No. 4,376,851 (the "'851 Patent") by virtue of its continued manufacture of crystalline polypropylene after Phillips purportedly terminated its license agreement (the "Original License Agreement") with the Company on April 23, 1990. At trial in October 1994, the Company asserted several defenses and, in June 1995, the Trial Court ruled in favor of the Company and Phillips appealed. In March 1996, the Court of Appeals for the Federal Circuit entered an order reversing the Trial Court's decision and remanding the Action to the Trial Court. The Trial Court reviewed and ruled on the Company's other defenses and on September 4, 1997, the Trial Court entered a judgment in favor of Phillips finding that the Company had infringed the '851 Patent for the period from April 24, 1990 to September 4, 1997.

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

Odessa Residents' Tort Litigation

            On April 15, 1994, the national and state chapters of the National Association for the Advancement of Colored People ("NAACP") and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct of and payment for property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorneys' fees; punitive damages and injunctive relief. Plaintiffs' petition specifies alleged pollution from air emissions from the three plants as a basis for their claims. The trial court allowed the intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. In May 1996, the trial court announced that the lawsuit would be tried by groups of plaintiffs and set the first group of 65 plaintiffs for trial in May 1997. The trial court allowed plaintiffs' counsel to designate ten plaintiffs for the first trial, and the trial court selected the remaining 55 at random. Discovery was ongoing when in late January 1997 the parties and the trial court agreed to a 30-day moratorium to determine if this case could be settled and the May 1997 trial date was vacated. At mediation, the Company agreed to a settlement of this case and a related case filed in Houston, Texas in late 1996 on behalf of 7 similarly situated plaintiffs. The trial court approved the settlement on March 17, 1997. Although the terms of the settlement are confidential, the settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows. Several plaintiffs unrepresented by counsel were not included in the settlement. All plaintiffs in the Houston case settled and that lawsuit was dismissed. The trial court in this case dismissed the claims of certain of those plaintiffs on motion from the defendants. One of these plaintiffs has filed a motion for new trial, which was granted. Approximately 20 plaintiffs remain after these matters were finalized. On March 16, 1998, the trial court in the case severed their case from the plaintiffs who settled or whose claims were dismissed. The NAACP lawsuit is being dismissed.

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

-------------------------

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

            Until August 27, 1997, the Company's common stock traded on the New York Stock Exchange under the symbol "RXN." The following table sets forth the high and low sales prices of the common stock as reported by the New York Stock Exchange for the last two fiscal years until August 27, 1997. Since August 27, 1997, all of the Company's stock has been held by Huntsman Polymers Holdings Corporation ("HPHC"), a subsidiary of Huntsman Corporation, and there has been no trading of the Company's common stock.

                                                           High          Low

1996:

            First Quarter................................ $ 14 1/4    $  9 1/8
            Second Quarter...............................   13 7/8       9 7/8
            Third Quarter................................   13 7/8       9
            Fourth Quarter...............................   14 1/2      11 3/4


1997:

            First Quarter................................ $ 14 1/2    $ 13
            Second Quarter...............................   15 3/8      12 7/8
            Third Quarter (through August 27, 1997)......   16          14 7/8

Holders

            As of March 27, 1998, there was one holder of record of the common stock of the Company, Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation.

Dividends

            Commencing in December 1995, the Board of Directors declared a $0.04 per share dividend for each fiscal quarter through the second quarter of 1997. Since the Merger, no dividends have been declared or paid. Although the Company has not established a formal policy with respect to the declaration of dividends, the Company will evaluate the advisability of declaring future dividends on a quarterly basis based on a number of factors, including the Company's financial condition and results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.           SELECTED FINANCIAL DATA

            The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. Information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". In the Merger, effective August 27, 1997, Centennial, a wholly-owned indirect subsidiary of Huntsman Corporation, merged with and into Rexene to form the Company. The Merger has been accounted for using the purchase method of accounting, and Centennial's cost of merging with the Company was allocated to the assets and liabilities of the Company based on estimated fair values of such assets and liabilities. In a transaction effective September 30, 1997, the Company sold the CT Business to an affiliate of the Company. The consolidated financial statements for periods prior to September 1, 1997 have been prepared on a historical cost basis, adjusted for discontinued operations. As a result of the Merger, the Company's financial position and operating results for the four months ended December 31, 1997 reflect a new basis of accounting and are not comparable to prior periods.


                                                                                         PREDECESSOR COMPANY
                                                                                  ---------------------------------
                                                      FOUR MONTHS
                                                          ENDED      EIGHT MONTHS    YEARS ENDED DECEMBER 31,
                                                       DECEMBER 31,   AUGUST 31,     --------------------------
                                                           1997          1997       1996      1995      1994          1993
                                                           ----          ----       ----      ----      ----          ----
                                                                                    (in thousands)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
ADJUSTED FOR DISCONTINUED OPERATIONS:

  Net sales............................................. $139,675      $307,603   $435,297   $444,713    $368,903    $281,885
  Operating income......................................    3,462        42,640     63,255    120,651      57,893       1,156
  Income (loss) from continuing operations..............  (4,483)         3,155     30,444     63,466      10,535    (34,186)
  Income (loss) from discontinued operations, net.......    (218)       (2,692)      (713)      1,977      10,969       8,943
  Income (loss) before extraordinary loss...............  (4,701)           463     29,731     65,443      21,504    (25,243)
  Extraordinary loss, net of income taxes...............        -         (694)          -          -    (25,831)           -
                                                        ---------    ----------  ---------   --------  ----------  ----------
  Net income (loss)..................................... $(4,701)        $(231)    $29,731    $65,443   $ (4,327)   $(25,243)
                                                        =========    ==========  =========   ========  ==========  ==========




                                                                                          PREDECCESSOR COMPANY
                                                                                            As of December 31,
                                                                                 ---------------------------------
                                                      AS OF         AS OF
                                                  DECEMBER 31,   AUGUST 31,
                                                      1997           1997       1996       1995         1994         1993
                                                      ----           ----      -----      -----        -----        -----
                                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA
ADJUSTED FOR DISCONTINUED

  OPERATIONS:

    Working capital............................... $  103,261     $ 61,188   $ 162,458  $  108,416   $  140,039   $  109,381
    Total assets..................................    943,123      541,067     567,530     520,591      506,954      434,307
    Long-term debt and other non-current..........

      liabilities.................................    694,241      428,927     334,386     296,080      366,766      397,091
    Stockholders' equity (deficit)................    168,799      166,260     169,051     140,151       74,876      (5,137)
                                                      =======      =======     =======     =======       ======      =======



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Through September 30, 1997, Huntsman Polymers Corporation, formerly Rexene Corporation, conducted its business through two operating divisions: the Rexene Products division, which manufactured polyethylene, polypropylene, APAO, FPO, styrene, and olefins and the CT Film division, which manufactured plastic film. On September 30, 1997, the Company sold the CT Business to Huntsman Packaging Corporation, an affiliate of the Company. The Company now consists solely of those assets which formerly comprised Rexene Products division. Consequently, management believes that a description of the CT Business' results and financial condition of the CT Business is not meaningful to an evaluation of the Company's results of operations or financial condition.

            The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Like most companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in 1997 will continue throughout 1998.

            Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales decreased from 30% in 1996 to 28% in 1997. Lower industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase during 1996 and early 1997. The Company's inability in 1996 and the first quarter of 1997 to pass on the full amount of the increases in feedstock costs to customers had a significant impact on operating results for those periods; however, feedstock prices decreased midway through the first quarter of 1997 and remained fairly stable throughout the balance of 1997 due to higher inventory levels and a fairly mild winter season, favorably impacting the Company's earnings. Management believes that feedstock prices will trend downward through mid-second quarter 1998 and stabilize throughout the remainder of the year.

RESULTS OF OPERATIONS

            The Merger of Rexene and Centennial, effective September 1, 1997 (the "Effective Date") for financial accounting purposes, resulted in the implementation of a new basis of accounting, resulting in new carrying values for certain of the Company's assets, liabilities and equity. Huntsman Polymers' consolidated financial statements reflect this new basis of accounting beginning with the date of the Merger. Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for all periods presented. In order to present data which is useful for comparative purposes, the following pro forma tabular data and related discussion have been prepared as if the Merger and the CT Film Sale had taken place at the beginning of each period presented. These results do not necessarily reflect the results which would have been obtained if the Merger or the CT Film Sale had actually occurred on the dates indicated or the results which may be expected in the future.

            Huntsman Polymers' operations for periods after the Effective Date are significantly affected by (1) the elimination of the amortization of the Company's historical reorganization value, (2) the incremental depreciation associated with the net increase in property, plant, and equipment, (3) the impact on interest expense of the replacement of selected debt vehicles with intercompany debt and (4) the deferred income tax affect adjustments associated with these adjustments. For these reasons, among others, certain financial information for periods before and after the Effective Date is not comparable.



SELECTED FINANCIAL RESULTS:


                                                         Actual                      Pro Forma(1)
                                                 Year Ended December 31,        Year Ended December 31,
                                                ---------------------------------------------------------

                                                      1997         1996        1997          1996
                                                      ----         ----        ----          ----
                                                                       (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS:

Revenues                                            $447,278     $435,297      $447,278      $435,297
Cost of goods sold                                   377,801      330,667       392,457       352,650
                                                  ----------     --------      --------       -------
                                                     69,477       104,630        54,821        82,647
Selling, general and administrative                  26,212        35,369        25,850        32,064
Research and development                              6,163        6,006          6,163         6,006
Reversal of environmental accrual                    (9,000)         -           (9,000)          -
                                                  ----------     --------      ---------     --------
Operating income                                     46,102       63,255        31,808        44,577
Interest expense, net                               (23,713)     (12,629)      (28,833)      (28,601)
Other expense                                       (22,173)      (1,733)      (13,673)         (486)
                                                  ----------    ---------      --------      -------
                                                        216       48,893       (10,698)       15,490
Income tax benefit (expense)                         (1,544)     (18,449)        2,603        (4,975)
                                                  ----------    ---------     ----------    --------
Income (loss) from continuing operations            $ 1,328     $ 30,444      $ (8,095)     $ 10,515
                                                    ========    =========     ==========    ========

-----------------
(1)   Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1996 or 1997, as
      applicable.


COMBINED 1997 COMPARED TO 1996

            The 1997 compared to 1996 items below are discussed in the context of pro forma results of operations as if the Merger between Rexene and Centennial had occurred on January 1, 1997 and 1996, as applicable.

Revenues

            The Company's net sales increased $12.0 million (or 3%) from 1996 to 1997 principally due to an increase in the average sales price of polyethylene, the added sales volumes of the newly commercialized FPO and to an increase in volumes of feedstock sales, and was partially offset by a decrease in the sales price of styrene. Polyethylene sales increased $8.0 million (or 5%), principally due to an increase in average sales price of
3.3 cents per pound, partially offset by a decrease in sales volumes of
14.2 million pounds. Styrene sales decreased $8.0 million (or 9%) principally due to a decrease in sales price of 1.7 cents per pound. APAO sales decreased $1.5 million (or 6%) principally due to a decrease in sales price of 4.2 cents per pound. Polypropylene sales decreased $1.0 million (or 1%) principally due to a decrease in sales volume of 2.8 million pounds. The FPO plant was completed in late 1996 and FPO sales were $4.5 million in 1997. Other sales increased $9.9 million principally due to an increase in feedstock volumes sold.

Gross Profit

            The Company's gross profit as a percentage of sales decreased from 19% in 1996 to 12% in 1997 principally due to factors impacting styrene, polypropylene and FPO. The decrease in gross profit for styrene was the result of a $8.0 million decrease in average sales price and $3.5 million of additional manufacturing costs, partially due to an increase in utility costs. Polypropylene production decreased 11% due to the implementation of capital projects and mechanical difficulties during 1997 causing a decline in the gross profit of $8.4 million. FPO gross profit margin was $(6.0) million in 1997, the first year during which the new FPO plant has operated.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses decreased $6.2 million (or 19%) from 1996 to 1997 due to the settlement of an insurance claim related to a previously settled lawsuit for approximately $2.3 million, a decrease related to administrative restructuring as the result of the Merger for approximately $3.1 million in the four months following the Merger, and an increase of $1.5 million in legal fee reimbursements. These decreases to selling, general, and administrative expenses were partially offset by increases to engineering expenses and the reserve for doubtful accounts.

Reversal of Environmental Accrual

            An environmental accrual established in prior years was reduced by $9.0 million as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility that were approved by the TNRCC.

Interest Expense, Net

            Net interest expense increased $0.2 million (or less than 1%) from 1996 to 1997.

Other, Net

            Other expense increased $13.2 million from 1996 to 1997, principally due to the settlement of a lawsuit filed by Phillips. See Item 3 "Legal Proceedings".

Income Tax Expense

            Income tax expense decreased $7.6 million from 1996 to 1997 due to decreased operating results.

1996 COMPARED TO 1995

            The 1996 compared to 1995 items below are based on historical data, as restated to reflect the CT business as discontinued operations.

Revenues

            A slowdown in economic growth in the United States, a decrease in average sales prices for styrene and polyethylene and higher feedstock prices in the fourth quarter of 1996 resulted in overall lower sales and profitability in 1996 than 1995. Net sales decreased $9.4 million (2%) from 1995 to 1996 principally due to a decrease in average sales prices in styrene and polypropylene, offset by increased excess feedstock sales. Styrene sales decreased $30.4 million (or 25%) principally due to a decrease in average sales prices of 10 cents per pound, partially offset by an increase in sales volumes of 9.9 million pounds. Polyethylene sales decreased $5.0 million (or 3%) due to a decrease in average sales prices of 4 cents per pound, partially offset by an increase in sales volumes of 21.5 million pounds. Polypropylene sales decreased $3.3 million (or 4%) principally due to a decrease in average sales prices of 2 cents per pound. APAO sales increased $2.4 million (or 10%) due to higher sales volumes of
4.8 million pounds. Other sales increased $26.9 million principally due to an increase of excess feedstock sales.

Gross Profit

            The Company's gross profit as a percentage of sales, decreased from 36% in 1995 to 24% in 1996, principally due to the decrease in average sales prices for styrene and polyethylene discussed above and an increase in feedstock costs. Feedstock price increases accounted for $16 million, or one-third of the 12% reduction in the gross profit percentage in 1996 compared to 1995.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses remained stable from 1995 to 1996. Research and development expenses also remained relatively stable from 1995 to 1996.

Interest Expense

            Interest expense decreased $8.4 million (or 37%) principally due to lower credit line balances and higher capitalized interest on capital improvements.

Income Tax Expense

            Income tax expense decreased $19.0 million from 1995 to 1996 due to decreased operating results.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities for the combined twelve months ended December 31, 1997 was $14 million, a decrease of $32 million over the same period in the prior year. This decrease was primarily attributable to the decline in net income, a net increase in working capital, and a net use of cash at the Company's discontinued operations.

            Net cash used in investing activities for the combined twelve months ended December 31, 1997 was $408 million, an increase of $294 million over the same period in 1996. This increase was primarily attributable to the accounting treatment of the cash consideration paid by Centennial in connection with the Merger under "push-down" accounting rules as well as a higher level of capital spending on the Company's modernization and expansion program, and was partially offset by the cash proceeds from the sale of the CT Film assets.

            Net cash provided by financing activities for the combined twelve months ended December 31, 1997 was $421 million, an increase of $372 million over the same period in the prior year. This increase was primarily attributable to the net proceeds from the issuance of common stock as well as the increase of intercompany debt incurred to finance the Merger. Debt was also used, in part, to finance the Company's modernization and expansion program.

            In connection with the Merger, the Company entered into an intercompany loan agreement (the "Loan Agreement") with Huntsman Group Holdings Finance Company ("HGHFC"), a wholly-owned subsidiary of Huntsman Corporation. As of December 31, 1997, the Company owed $258.1 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture governing the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes") (the "Indenture"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

            Pursuant to the terms of the Indenture, the Company is required to make an offer to repurchase the Senior Notes at 101% of the principal amount plus accrued interest within ten days following a change of control. The Merger resulted in a change of control event. Therefore the Company made a change of control offer to repurchase the Senior Notes in accordance with the terms of the Indenture. The last day the holders of the Senior Notes could accept such change of control offer was September 30, 1997. Senior Notes with an aggregate principal amount of $118,000 were repurchased in connection with the change of control offer.

            On May 8, 1997, the Company entered into a $50 million capital lease agreement with Estherwood Corporation to finance the facility which produces FPO. In connection with the Merger, this lease agreement was amended and restated with HGHFC becoming the lessor. The principal economic terms of this lease agreement were not altered.

            On September 30, 1997, the Company sold the assets of the CT Business to Huntsman Packaging, an affiliate of the Company, for $70 million in cash. The proceeds from the CT Film Sale were used to temporarily repay revolving intercompany indebtedness and will be applied to the Company's modernization and expansion program as such expenses are incurred.

            Capital expenditures for the combined twelve months ended December 31, 1997 were $119 million. The $6 million increase in capital expenditures from the twelve months ended December 31, 1997 to the same period in 1996 was due primarily to additional spending in connection with the Company's modernization and expansion program, partially offset by a lower level of capital spending at the Company's discontinued operations. The two primary components remaining in the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new LLDPE facility. The Company expects to complete these projects in the first quarter of 1999 and expects to spend an additional $200 million to $225 million in connection with these projects. Substantially all of such additional spending will occur in 1998.

            The Company believes that, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products and raw material costs.

            A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $8.5 million accrued in the December 31, 1997 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies the requirements of the TNRCC governing operations at this location.

            The Company historically disposed of its wastewater from the Odessa Facility through injection wells operated under permits from the TNRCC. Due to concerns by the agency regarding the operation of these underground injection wells, and their intention not to renew the permits after they expired in December 1997, the Company entered into an agreement in 1995 with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter is currently disposing of the wastewater through the refurbished Odessa South Wastewater Treatment Facility, a POTW. The cost of refurbishing the City's wastewater treatment facility, which was approximately $8.0 million, has been financed principally by the Company. This facility was brought on-line in October and November of 1997 and culminates three years of working together to provide a long range, cost effective wastewater disposal solution. Wastewater is pumped to this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further reuse.

Year 2000 Compliance

            In response to the year 2000 compliance issue, the Company has completed an inventory and assessment of all internally developed or externally acquired system components. The Company has dedicated the resources to either replace or remediate all known problems. External service providers have been contacted and have assured the Company that they will be 2000 compliant. The total cost to the Company of these efforts is estimated to be approximately $500,000, with the majority being expensed in 1998.

Other Matters

            The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statement:


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

            13. Unavailability of, and substantial delays in, transportation of raw materials and products.

            The Company disclaims any obligation to update and forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Effective August 27, 1997, the date of the Merger Agreement between Centennial, a wholly-owned indirect subsidiary of Huntsman Corporation, and Rexene, Deloitte & Touche LLP was chosen as the external accountants for the Company. Huntsman Corporation management elected to change the external accountants from Price Waterhouse LLP, Rexene's historical external accountants, to Deloitte & Touche LLP, Huntsman Corporation's external accountants, for consistency purposes.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

            The current directors and executive officers of the Company are listed below. Directors are elected at the annual meeting of stockholders and hold office until their successors are duly elected and qualified. All officers serve at the pleasure of the Board of Directors of the Company.


NAME                                   AGE     POSITION

Jon M. Huntsman* ...................   60      Chairman and Chief Executive Officer, Director
Jon M. Huntsman, Jr.* ..............   38      Vice Chairman, Director
Peter R. Huntsman* .................   35      President, Director
J. Kimo Esplin .....................   35      Senior Vice President and Chief Financial Officer, Treasurer
Michael J. Kern ....................   48      Senior Vice President, Operations
Robert B. Lence ....................   40      Senior Vice President and Chief Legal Officer, Secretary
Donald J. Stanutz ..................   47      Senior Vice President, Sales and Marketing
Monte G. Edlund ....................   42      Vice President, Marketing/Commercial
L. Russell Healy ...................   42      Vice President, Tax
Johnny W. Lasiter ..................   48      Vice President, Manufacturing
James A. Leitch ....................   40      Vice President, Sales
Martin F. Petersen .................   37      Vice President
Daniel J. Subach ...................   50      Vice President, Research and Development

---------------------

* Such persons are related as follows: Jon M. Huntsman is the father of Peter R. Huntsman and Jon M. Huntsman, Jr.



            JON M. HUNTSMAN has been Chairman and Chief Executive Officer and a Director of the Company since August 1997. Mr. Huntsman has served as Chairman of the Board, Chief Executive Officer and a Director of Huntsman Corporation, its predecessors and other Huntsman companies for over 25 years. He is also the Chairman and founder of the Huntsman Cancer Foundation. In addition, Mr. Huntsman serves on numerous charitable, civic, industry and corporate boards. In 1994, Mr. Huntsman received the prestigious Kavaler Award as the chemical industry's outstanding Chief Executive Officer. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He serves on the Board of Governors of the American Red Cross.

            JON M. HUNTSMAN, JR. has been Vice Chairman and a Director of the Company since August 1997. Mr. Huntsman, Jr. also serves on the Boards of Directors of Huntsman Corporation and its affiliated companies, Owens-Corning Corporation, and Valassis Communications, Inc. Mr. Huntsman, Jr. currently serves as Vice Chairman of Huntsman Corporation and its affiliated companies as well as President of the Huntsman Cancer Foundation. In addition, from 1991 until 1992, Mr. Huntsman, Jr. was a Senior Vice President and General Manager of Huntsman Chemical Corporation. From 1992 until 1993, Mr. Huntsman, Jr. served as United States Ambassador to the Republic of Singapore. From 1989 until 1990, Mr. Huntsman, Jr. served as U.S. Deputy Assistant Secretary of Commerce for International Trade, and from 1990 until 1991, he was U.S. Deputy Assistant Secretary of Commerce for East Asian and Pacific Affairs. Mr. Huntsman, Jr. currently serves on the Chemical Manufacturers Association and the American Plastics Council Boards.

            PETER R. HUNTSMAN has been President and a Director of the Company since August 1997. Mr. Huntsman is the President and Chief Operating Officer and a Director of Huntsman Corporation and its affiliated companies including Huntsman Petrochemical Corporation and Huntsman Chemical Corporation. He was formerly a Senior Vice President of Huntsman Packaging Corporation and Huntsman Chemical Corporation. From 1991 until 1992, Mr. Huntsman was Senior Vice President and General Manager of Huntsman Polypropylene Corporation and from 1990 until 1992, he was Vice President--Purchasing of Huntsman Chemical Corporation.

            J. KIMO ESPLIN has been Senior Vice President and Chief Financial Officer of the Company since August 1997. Mr. Esplin has been Senior Vice President and Chief Financial Officer of Huntsman Corporation and its affiliated companies since Spring of 1997. From 1994 to 1996, Mr. Esplin was Vice President and Treasurer of Huntsman Corporation and affiliated companies. Prior to joining Huntsman, Mr. Esplin was a Vice President of Bankers Trust Company, where he worked for seven years.

            MICHAEL J. KERN has been Senior Vice President, Operations since August 1997. Mr. Kern is also Senior Vice President, Manufacturing of Huntsman Corporation, Huntsman Chemical Corporation, and Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Kern held a variety of positions with Texaco Chemical Company, including Area Manager--Jefferson County Operations from 1993, Plant Manager of Port Neches Chemical Plant from 1992 to 1993, Manager of PO/MTBE project from 1989 to 1992 and Manager of Operations--Oxides and Olefins from 1988 to 1989.

            ROBERT B. LENCE has been Senior Vice President and Chief Legal Officer and Secretary of the Company since August 1997. Mr. Lence is also Senior Vice President and General Counsel and Secretary of Huntsman Corporation and affiliated companies. Prior to joining Huntsman in 1991, Mr. Lence was a partner with Van Cott, Bagley, Cornwall & McCarthy, a Salt Lake City law firm with which he had been associated since 1982.

            DONALD J. STANUTZ has been Senior Vice President, Sales and Marketing of the Company since August 1997. Mr. Stanutz is also Senior Vice President, Olefins and Performance Chemicals of Huntsman Corporation and Senior Vice President, Performance Chemicals of Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Stanutz was Business Unit Manager of Texaco Chemical Company from 1993 to 1994; Manager--Olefins from 1992 to 1993; General Manager--Chemical Department of Texaco Chemical Company from 1993 to 1994; General Manager--Chemical Department of Texaco Limited, UK from 1990 to 1992; and Assistant Chemical Manager--Chemical Department from 1989 to 1990.

            MONTE G. EDLUND has been Vice President, Marketing/Commercial of the Company since August 1997. Prior to the Merger, Mr. Edlund held the following positions with Rexene Corporation: Vice President-- Marketing, 1995-August 1997; Director--Polymers Marketing, 1994-1995; Director--Polymer Sales, 1993-1994; Director--Polypropylene Marketing, 1992-1993; and Regional Sales Manager, 1989-1992. From 1981 to 1989, Mr. Edlund held several positions in the Chemicals Group of Phillips Petroleum Co., including technical, sales, marketing, and sales management in chemicals and polyethylene.

            L. RUSSELL HEALY has been Vice President, Tax of the Company since August 1997. Mr. Healy is also Vice President, Tax of Huntsman Corporation and affiliated companies. Prior to joining Huntsman Corporation in 1995, Mr. Healy was a partner with Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant.

            JOHNNY W. LASITER has been Vice President, Manufacturing of the Company since August 1997. Prior to the Merger, Mr. Lasiter had been, since 1991, Vice President of Manufacturing and General Manager of the Odessa Complex of Rexene Products Co. and had served in various positions with Rexene Products Co. since 1977.

            JAMES A. LEITCH has been Vice President, Sales of the Company since August 1997. Prior to the Merger, Mr. Leitch was Vice President, Sales for Rexene since March 1995. Since joining Rexene in February 1985, Mr. Leitch has worked in sales in both the polymers and petrochemicals aspects of the business and has held various positions with Rexene, serving as Sales Manager, Southern Region from October 1987 to December 1992, Business Director, Polyethylene from January 1993 to December 1993 and Sales Director from January 1994 to March 1995. Prior to joining Rexene, Mr. Leitch was with Union Carbide from 1980 to 1985 in Engineering and Sales.

            MARTIN F. PETERSEN has been Vice President of the Company since August 1997. Mr. Petersen is also Vice President and Treasurer of Huntsman Corporation and affiliated companies. Prior to joining Huntsman Corporation in 1997, Mr. Petersen was a Vice President in the Investment Banking Division of Merrill Lynch & Co. where he worked for seven years.

            DANIEL J. SUBACH has been Vice President, Research and Development of the Company since August 1997. From February 1997 until the Merger, Dr. Subach was Vice President, Research & Development/Materials with Rexene. Dr. Subach has over fifteen years of experience in the specialty chemical and polymer business. From September 1994 to February 1996, Dr. Subach was General Manager for Callery Chemical Company, Division of MSA. Dr. Subach was Vice President, Product Development for the W. H. Brady Company from 1991 to 1994.

            Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires directors and officers of the Company, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

            The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company, the four other highest paid executive officers of the Company in 1997 and two additional executive officers for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of the last completed fiscal year (the "named executive officers") for the years indicated.


                                                                 SUMMARY COMPENSATION TABLE

                                                                                  ANNUAL COMPENSATION

                                                                                           OPTIONS
                                                                                          (NUMBER OF      ALL OTHER
                NAME AND PRINCIPAL POSITION               YEAR      SALARY      BONUS       SHARES)      COMPENSATION

Jon M. Huntsman, Chairman of the Board and
Chief Executive Officer(1)............................... 1997       $17,600    $90,000           -        $10,600(2)

Andrew J. Smith, Former Chairman of the Board
and Chief Executive Officer.............................. 1997      $316,672   $357,186           -     $3,291,272(3)
                                                          1996       452,088    357,186      80,000             6,300
                                                          1995       431,671    469,808           -             7,176

Jonathan R. Wheeler, Former Executive Vice
President and President of CT Film....................... 1997      $156,672   $138,914          --     $1,599,693(4)
                                                          1996       225,845    138,914      40,000             3,573
                                                          1995       206,675    190,630          __             3,548

Jack E. Knott, Former Executive Vice President
and                                                       1997      $255,425   $160,162          __     $1,413,382(5)
President of Rexene Products............................. 1996       241,267    160,162      40,000             3,106
                                                          1995       221,675    203,338          __             3,542

                                                          1997      $136,500    $77,681          __       $407,041(6)
Johnny W. Lasiter, Vice President, Manufacturing......... 1996       136,500     82,602      11,000             2,944
                                                          1995       130,000     39,000          __             3,813

                                                          1997      $124,000    $73,462          __       $321,865(7)
James A. Leitch, Vice President, Sales................... 1996       118,500     73,071      15,000             2,025
                                                          1995       112,501     20,000          __             2,609

Monte G. Edlund, Vice President,                          1997      $125,000    $73,374          __       $315,433(8)
Marketing/Commercial..................................... 1996       119,500     72,662      15,000             2,177
                                                          1995       114,293     21,100          __             2,776

Daniel J. Subach, Vice President, Research and            1997      $100,625     $5,425          __        $82,117(9)
Development..............................................


-----------------

(1) Jon M. Huntsman's compensation was paid entirely by Huntsman Corporation, the Company's parent. Compensation figures for Jon M. Huntsman represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company.

(2) Consists of $2,100 employer's 401(k) contribution and $8,500 Money Purchase Plan contribution.

(3) Consists of a severance payment of $3,286,397 in 1997, Company contributions to employee benefit plans (and related cash supplements) of $2,175, $2,250 and $4,584 in 1997, 1996 and 1995
       respectively, and imputed income for life insurance of $2,700, $4,050 and $2,592 for 1997, 1996 and 1995, respectively.

(4) Consists of a severance payment of $1,596,541 in 1997, Company contributions to employee benefit plans (and related cash supplements) of $2,175, $2,175 and $2,812 in 1997, 1996 and 1995,
       respectively, and imputed income for life insurance of $977, $1,398 and $736 in 1997, 1996 and 1995, respectively.

(5) Consists of a severance payment of $1,410,289 in 1997, Company contributions to employee benefit plans (and related cash supplements) of $2,175, $2,225 and $2,744 in 1997, 1996 and 1995,
       respectively, and imputed income for life insurance of $918, $881 and $798 in 1997, 1996 and 1995, respectively.

(6) Consists of a cash payment in connection with the Merger for outstanding stock options of $261,212 in 1997, a $143,006 payment in connection with an employee incentive plan paid at the time of the Merger, Company contributions to employee benefit plans (and related cash supplements) of $2,047, $2,175 and $3,082 in 1997, 1996 and
       1995, respectively, and imputed income for life insurance of $776, $769 and $731 in 1997, 1996 and 1995, respectively.

(7) Consists of a cash payment in connection with the Merger for outstanding stock options of $168,817 in 1997, a $132,025 payment in connection with an employee incentive plan paid at the time of the Merger, reimbursement of relocation costs of $18,905 in 1997, Company contributions to employee benefit plans (and related cash supplements) of $1,860, $1,778 and $2,391 in 1997, 1996 and 1995,
       respectively, and imputed income for life insurance of $258, $247 and $218 in 1997, 1996 and 1995, respectively.

(8) Consists of a cash payment in connection with the Merger for outstanding stock options of $172,968 in 1997, a $140,189 payment in connection with an employee incentive plan paid at the time of the Merger, Company contributions to employee benefit plans (and related cash supplements) of $1,875, $1,793 and $2,425 in 1997, 1996 and
       1995, respectively, and imputed income for life insurance of $401, $384 and $351 in 1997, 1996 and 1995, respectively.

(9) Consists of a $48,125 payment in connection with an employee incentive plan paid at the time of the Merger, reimbursement of relocation expenses of $31,935 in 1997, Company contributions to employee benefit plans (and related cash supplements) of $1,150 in 1997, and imputed income for life insurance of $907 in 1997.

OPTION GRANTS, EXERCISES AND HOLDINGS

       No options to purchase common stock of the Company were granted during the year ended December 31, 1997 to any named executive officers. No named executive officer exercised options to purchase Common Stock in 1997. There were no unexercised options to purchase Common Stock held at December 31, 1997 by any of the Company's named executive officers. Any unexercised options were purchased by Centennial in connection with the Merger.

RETIREMENT PLANS

       During 1997, the Company maintained a trusteed non-contributory defined benefit pension plan (the "Rexene Retirement Plan") for substantially all non-union employees. The normal retirement age of participants is 65. An employee is entitled, subject to various Internal Revenue Code limitations, to annual pension benefits equal to 0.9% of the employee's average annual base salary during the highest paid three consecutive years of the employee's final ten calendar years of service ("Final Average Pay") multiplied by years of service under the Rexene Retirement Plan, plus 0.5% of the employee's Final Average Pay which exceeds an average, computed under Internal Revenue Service rules, of the employee's wages taken into account for social security purposes, multiplied by the number of years of the employee's participation in the Rexene Retirement Plan (up to a maximum of 35 years). All of the named executive officers except for Mr. Jon M. Huntsman were eligible to participate in the Rexene Retirement Plan in 1997.

       In October 1994, the Company adopted the Rexene Corporation Supplemental Executive Retirement Plan (the "Rexene SERP"), which was amended in 1996. The purposes of the Rexene SERP are to provide supplemental retirement and survivor benefits, in addition to amounts payable under the Rexene Retirement Plan, for a certain select group of management or highly compensated employees who complete a specified period of service and otherwise become eligible under the Rexene SERP. Although the general assets of the Company are the source of funds for the Rexene SERP, the benefit obligations that had accrued under the Rexene SERP as the date of the Merger were contributed in the form of annuities to a "rabbi trust" established for this purpose. Participants in the Rexene SERP are entitled on or after age 60 and completion of 15 years of service from and after the later to occur of January 1, 1988 and their employment commencement date to receive monthly pension benefits which, when aggregated with benefits payable under the Rexene Retirement Plan equal 65% of the monthly average of Final Average Pay multiplied by the participant's percentage of vesting and credited service under the Rexene SERP. Generally, participants vest 20% for each of the first five years of service, commencing October 1, 1994. Such pension benefits will be paid to the extent allowable under the Internal Revenue Code from the Rexene Retirement Plan and thereafter from the Rexene SERP. In addition, benefits payable to participants in the Rexene SERP who have less than 15 years of service will be reduced at the rate of 62/3% per year. If a participant elects to retire prior to age 60, he is eligible to receive benefits upon reaching age 55 and in such event his benefits under the Rexene SERP may be reduced in an amount not to exceed 10% for each year of early retirement. Under the Rexene Retirement Plan pension payments will be permitted in excess of the limit imposed by the Internal Revenue Code under the Rexene Retirement Plan, which in 1997 provides that the highest annual salary on which benefits can be calculated is $160,000. Messrs. Smith, Wheeler and Knott participated in the Rexene SERP in 1997.

       The following table illustrates the amount of annual pension benefits payable under the Rexene Retirement Plan in specified average earnings and years of service classifications to each of Messrs. Lasiter, Leitch, Edlund and Subach. (Benefits payable to Messrs. Smith, Wheeler and Knott under the Rexene Retirement Plan and the Rexene SERP combined are reflected in the Pension Plan Table next following the table set forth below.) Benefit payments under the Rexene Retirement Plan are not subject to any reduction for social security benefits or other offset amounts. Benefits are calculated on a straight life annuity basis.


                                  REXENE RETIREMENT PLAN TABLE

                                    Years of Benefit Service at Retirement
                              ---------------------------------------------------

Final Average Pay            5          10       15         20         25       30
---------------------------------------------------------------------------------------
       $100,000             7,000     14,000     21,000    28,000    35,000     42,000
       $125,000             8,800     17,500     26,300    35,000    46,800     52,500
       $150,000            10,500     21,000     31,500    42,000    52,500     63,000
       $175,000            11,200     22,400     33,600    44,800    56,000     67,200



            For purposes of calculation of benefits under the Rexene Retirement Plan, only credited service since 1984 count in the benefit formula. The number of completed years of credited service as of December 31, 1997 under the Rexene Retirement Plan for each of Messrs. Lasiter, Leitch, Edlund and Subach were 14, 12, 8 and 0, respectively.

            The following table illustrates the amount of estimated annual pension benefits payable under the Rexene Retirement Plan and the Rexene SERP in specified average annual earnings and years of service classifications to each of Messrs. Smith, Wheeler and Knott. Benefit payments under the Rexene SERP are not subject to any reduction for social security benefits or other offset amounts. Benefits are calculated on a straight life annuity basis. All of the current participants in the Rexene SERP are 100% vested in their accrued benefits in such plan.


                             REXENE RETIREMENT PLAN AND SERP TABLE

                                Years of Benefit Service at Retirement
                          ---------------------------------------------------


Final Average Pay        5          10           15         20         25
-----------------------------------------------------------------------------

       $100,000      $   21,667    $43,336  $   65,000 $  65,000  $  65,000
        125,000          27,083     54,167      81,250    81,250     81,250
        150,000          32,500     65,000      97,500    97,500     97,500
        175,000          37,917     75,833     113,750   113,750    113,750
        200,000          43,333     86,667     130,000   130,000    130,000
        300,000          65,000    130,000     195,000   195,000    195,000
        400,000          86,667    173,333     260,000   260,000    260,000


            For purposes of calculation of benefits under the Rexene Retirement Plan, only credited service since 1984 count in the benefits formula. As a result of the Merger, participants were credited with additional service under the Rexene SERP to age 60. For purposes of calculation of benefits under the Rexene SERP (and effectively under the Rexene SERP and Rexene Retirement Plan combined), the years of credited service for each such named executive officer as of December 31, 1997 were as follows: Mr. Smith -- fourteen years; Mr. Wheeler -- 23 years and Mr. Knott -- 26 years.

            Effective January 1, 1998, executives of the Company will participate in the Huntsman Corporation Defined Benefit Pension Plan (the "Huntsman Corporation Pension Plan").

            The following table sets forth the total combined estimated annual benefits payable under the Huntsman Corporation Pension Plan and the Huntsman Corporation Supplemental Pension Plan (the "Hunstman SERP") in specified final average earnings and years-of-service classifications to Mr. Jon M. Huntsman.



                                      Years of Benefit Service at Retirement
                  -------------------------------------------------------------------------

   Final Average
    Compensation          5        10        15        20         25       30      35       40
---------------------------------------------------------------------------------------------------
         $100,000        $7,000   $14,000   $21,000  $28,000     $35,000 $42,000  $49,000  $56,000
         $125,000         8,800    17,500    26,300   35,000      43,800  52,500   61,300   70,000
         $150,000        10,500    21,000    31,500   42,000      52,500  63,000   73,500   84,000
         $175,000        12,300    24,500    36,800   49,000      61,250  73,500   85,800   98,000


            The current Huntsman Corporation Pension Plan benefit is based on the following formula: 1.4% of average final compensation multiplied by years of credited service, minus 1.4% of estimated Social Security benefits multiplied by years of credited service (maximum 50% of Social Security). Final average compensation for the Huntsman Corporation Pension Plan is based on the highest average of three consecutive years compensation. Mr. Jon M. Huntsman was a participant in the Huntsman Corporation Pension Plan in 1997, and his covered compensation, which consists of base pay, is reflected in the Salary column of the Summary Compensation Table. Federal regulations require that for the 1997 plan year no more than $160,000 in compensation be considered for the calculation of retirement benefits from the Huntsman Corporation Pension Plan, and the maximum amount paid from a qualified defined benefit plan cannot exceed $125,000, as of January 1, 1997. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security benefits.

            The Huntsman SERP is a non-qualified supplemental pension plan for designated executive officers that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the qualified Huntsman Corporation Pension Plan. Mr. Jon M. Huntsman was a participant in the Huntsman SERP in 1997, and his compensation amounts taken into account for purposes of the plan include bonuses (as reflected under the "Bonus" column of the Summary Compensation Table for Mr. Huntsman) and base pay in excess of the qualified plan limitations. The Huntsman SERP benefit is calculated as the difference between (a) and (b) where (a) is the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base pay and bonus and (b) is the benefit determined using base pay as limited by federal regulations.

            The number of completed years credited as of December 31, 1997 under the Huntsman Corporation Pension Plan and the Huntsman SERP for Mr. Jon M. Huntsman was 27.

COMPENSATION OF DIRECTORS

            Fees and Expenses. Prior to the Merger, each director who is not an employee of the Company received a fee of $1,000 for each meeting of the Board attended, $1,000 for each committee meeting attended which was not held on the same day as a Board meeting and an annual fee of $10,000 payable in quarterly installments. Each Director elected to the Board in 1997 also received options to acquire 2,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on the date of grant, less $10.00 per share. Any unexercised options held by directors were purchased by Centennial in connection with the Merger. The Company also reimbursed directors for travel, lodging and related expenses they incurred in attending Board and committee meetings. After the Merger, directors have been serving without compensation from the Company.

EMPLOYMENT AGREEMENTS

            Any employment arrangements with executive officers were terminated in connection with the Merger. There are currently no employment agreements with any executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

            The Company has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman Polymers Holdings Corporation, which is a wholly-owned subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Huntsman Corporation is 99.6% owned by Jon M. Huntsman and his family. No other director, executive officer or person beneficially owns any shares of common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On August 27, 1997, Huntsman Centennial Corporation, a Delaware corporation and a subsidiary of Huntsman Corporation, was merged with and into Rexene, and Rexene changed its name to Huntsman Polymers Corporation. The Merger occurred pursuant to the Merger Agreement. The stockholders of Rexene approved the Merger Agreement at a Special Meeting held on August 26, 1997. In the Merger, each of the shares of Common Stock of Rexene (other than dissenting shares and shares held by Huntsman Corporation, Centennial or Rexene) were cancelled and converted into the right to receive $16.00 in cash, without interest. As a result of the Merger, Huntsman Corporation indirectly owns all of the Common Stock of the Company, and the Company thus became an indirect subsidiary of Huntsman Corporation.

            In conjunction with the Merger, Centennial entered into a loan agreement with an affiliate, HGHFC, and borrowed approximately $131.1 million under this agreement. Additionally, Centennial received an equity contribution from its parent company, HPHC, in the amount of $173.5 million. After the Merger, the Company entered into a loan agreement with HGHFC and borrowed $225.1 million, of which a portion of the proceeds were used to repay to original debt incurred by Centennial and assumed by the Company. As of December 31, 1997, the Company owed $258.1 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement.

            Also, at the time of the Merger, the Company guaranteed on a secured basis, subject to the limitations imposed by the Indenture, Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

            On August 27, 1997, the Company amended an existing Capital Lease Agreement between the Company and Estherwood Corporation effectively assigning all of Estherwood's rights under the agreement to HGHFC. The value of the capital lease at the time of assignment was $50.0 million plus accrued interest. The Company is obligated to make quarterly interest payments to HGHFC effective the quarter ended December 31, 1997 and quarterly lease payments commencing the quarter ended December 31,1998 through September 30, 2002 (see note 9).

            On September 30, 1997, the Company completed the CT Film Sale to Huntsman Packaging, an affiliate of the Company, pursuant to the Asset Purchase Agreement, by and between the Company and Huntsman Packaging. Pursuant to the terms of the Asset Purchase Agreement, the Company transferred the CT Business, including, among other things, its properties, film manufacturing facilities, sales offices, warehouses, inventory, technology and contracts that relate to the CT Business. In consideration for the transfer of the assets of the CT Business, the Company received $70 million in cash. The terms of the Asset Purchase Agreement were mutually agreed upon by the Company and Huntsman Packaging and were based upon arm's-length negotiations, taking into account various factors concerning the valuation of the CT Business.

            A summary of transactions between the Company and other related parties as of, and for the year ended, December 31, 1997, is summarized as follows (dollars in thousands):

             Sales to:
                      Huntsman Petrochemical Corporation             $     596
                      Huntsman Chemical Corporation                      2,500
                      Huntsman Corporation                              69,073
             Trade accounts receivable from:
                      Hunstman Corporation                              69,428
             Payroll receivable from:
                      Huntsman Packaging Corporation                     6,148
             Other miscellaneous receivables from:
                      Huntsman Packaging Corporation                     1,507
                      Huntsman Corporation                                 586
                      Employee advances                                    727
             Product purchases from:
                      Huntsman Petrochemical Corporation                   766
             Interest expense paid to:
                      Huntsman Group Holdings Finance Company            7,568
             Miscellaneous accounts payable to:
                      Huntsman Petrochemical Corporation                   884
                      Huntsman Packaging Corporation                       562
                      Huntsman Corporation                               4,958
             Long-term debt payable to:
                      Huntsman Group Holdings Finance Company          258,055
             Long-term capital lease payable to:
                      Huntsman Group Holdings Finance Company
                        (including accrued interest)                   51, 535


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.      Consolidated Financial Statements:

            See Index to Consolidated Financial Statements on page F-1.

    2.      Financial  Statement Schedules:

            See Index to Consolidated Financial Statements on page F-1.

    3.      Exhibits:

    2.1     --    First Amended Plan of Reorganization of Rexene Products
                  Company, et al., dated April 29, 1992 (filed as Exhibit
                  2.1 to the Company's Form 8-K Current Report dated July
                  7, 1992 and incorporated herein by reference).

    2.2     --    Order Confirming First Amended Plan of Reorganization,
                  dated April 29, 1992 (filed as Exhibit 2.2 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    2.3     --    Plan and Agreement of Merger, between Rexene Corporation
                  and Rexene Products Company, dated as of September 11,
                  1992 (filed as Exhibit 2.3 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    2.4     --    Agreement and Plan of Merger by and among Huntsman
                  Corporation, Huntsman Centennial Corporation and Rexene
                  Corporation dated June 9, 1997.

    3.1     --    Restated Certificate of Incorporation and the Certificate
                  of Amendment to the Certificate of Incorporation (filed as Exhibit 3(i) to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

    3.2     --    By-Laws (filed as Exhibit 3(ii) to Rexene Corporation's
                  (now known as Huntsman Polymers Corporation) Quarterly
                  Report on Form 10-Q for the quarterly period ended
                  September 30, 1997 and incorporated herein by reference).

    4.1     --    Indenture, dated as of November 29, 1994, between Rexene
                  Corporation, as Issuer, and Bank One, Texas, N.A., as
                  Trustee, for $175,000,000 11 3/4% Senior Notes due 2004
                  (filed as Exhibit 4.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form
                  10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

    4.2.1   --    Stockholder Rights Agreement, between Rexene Corporation
                  and American Stock Transfer & Trust Company, as Rights
                  Agent, dated as of January 26, 1993 (filed as Exhibit
                  4.20 to Rexene Corporation's (now known as Huntsman
                  Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    4.2.2   --    Amendment No. 1 to Stockholder Rights Agreement (filed as
                  Exhibit 1 to Rexene Corporation's (now known as Huntsman
                  Polymers Corporation) Form 8-A/A filed on October 21,
                  1994 and incorporated herein by reference).

    4.2.3   --    Amendment No. 2 to Stockholder Rights Agreement (filed as
                  Exhibit 99.4 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Form 8-A/A filed on July
                  26, 1996 and incorporated herein by reference).

    10.1*   --    Rexene Corporation 1988 Stock Incentive Plan (filed as
                  Exhibit 10.5 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Registration Statement on
                  Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

    10.2*   --    Rexene Corporation 1993 Non-Qualified Stock Option Plan
                  (filed as Exhibit 10.2 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form
                  10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.3*   --    Rexene Corporation 1994 Long-Term Incentive Plan (filed
                  as Exhibit 10.2 to Amendment No. 1 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Registration Statement on Form S-3 (SEC File
                  No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

    10.4*   --    Non-Qualified Stock Option Plan for Outside Directors of
                  Rexene Corporation's (now known as Huntsman Polymers
                  Corporation) (filed as Exhibit 10.3 to Rexene
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.5*  --     1995 Stock Option Plan for Outside Directors (filed as
                  Exhibit 10.19 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 and incorporated herein by reference).

    10.6*   --    Rexene Corporation Supplemental Executive Retirement Plan
                  (filed as Exhibit 10.3 to Amendment No. 1 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Registration Statement on Form S-3 (SEC File
                  No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

    10.6.1* --    Amendment No. 1 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of June 1, 1996
                  (filed as Exhibit 10.6.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

    10.6.2* --    Amendment No. 2 to Rexene Corporation Supplemental
                  Executive Retirement Plan, dated as of July 26, 1996
                  (filed as Exhibit 10.6.2 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

    10.7.1* --    Rexene Corporation 1995 Annual Incentive Bonus Plan
                  (filed as Exhibit 10.6.3 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

    10.7.2* --    Rexene Corporation Executive Management Committee Annual
                  Incentive Plan (filed as Exhibit 10.7.2 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.7.3* --    Rexene Corporation 1996 Performance Unit Program for
                  Executive Officers (filed as Exhibit 10.7.3 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.7.4* --    Rexene Corporation Long Term Performance Unit Program for
                  Executive Officers (filed as Exhibit 10.7.4 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.8    --    First Amended Asset Purchase Agreement, dated as of
                  September 26, 1997, between Huntsman Polymers Corporation and Huntsman Packaging Corporation (filed as Exhibit 2.1 to Huntsman Polymers Corporation's Current Report on Form
                  8-K filed on October 21, 1997 and incorporated herein by reference).

    10.9    --    Intercompany Loan Agreement, dated as of August 27, 1997,
                  between Huntsman Group Holdings Finance Corporation and
                  Huntsman Polymers Corporation, dated as of August 27,
                  1997 (filed as Exhibit 10.1 to Huntsman Polymers
                  Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

    16.1    --    Letter re: Change in Certifying Accountant (filed as
                  Exhibit 16 to Huntsman Polymers Corporation's Current
                  Report on Form 8-K filed on August 29, 1997 and incorporated herein by reference).

    21.1    --    Subsidiaries of Huntsman Polymers Corporation.

    27.1    --    Financial Data Schedule.

--------------------

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(b) The Company filed a Form 8-K on October 21, 1997 describing the sale of the CT Business to Huntsman Packaging Corporation.


                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HUNTSMAN POLYMERS CORPORATION


  Dated March 31, 1998                       By:   /s/  J. Kimo Esplin
                                                   -------------------
                                                   J. Kimo Esplin
                                                   Senior Vice President and
                                                   Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

             SIGNATURE                     TITLE

      /s/  Jon M. Huntsman          Chairman of the Board and Chief Executive
      _______________________       Officer and Director (Principal
          JON M. HUNTSMAN           Executive Officer)

     /s/  Jon M. Huntsman, Jr.      Vice Chairman and Director
     _________________________
          JON M. HUNTSMAN, JR.

     /s/  Peter R. Huntsman         President and Director
     __________________________
         PETER R. HUNTSMAN

     /s/  J. Kimo Esplin            Senior Vice President,
     __________________________     Chief Financial Officer (Principal
          J. KIMO ESPLIN            Financial and Accounting Officer)




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                             ITEMS 8 AND 14(a)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

Responsibility for the  Consolidated Financial Statements                F-2
Reports of Independent Accountants:
    Deloitte & Touche LLP                                                F-3
    Price Waterhouse LLP                                                 F-4
Consolidated Balance Sheets as of December 31, 1997 and 1996             F-5
Consolidated Statements of Operations for the Four Months Ended
  December 31, 1997, the Eight Months Ended August 31, 1997, and the
  Years Ended December 31, 1996 and 1995                                 F-6
Consolidated Statements of Stockholders' Equity for the Four
  Months Ended December 31, 1997, the Eight Months Ended
  August 31, 1997, and the Years Ended December 31, 1996 and
  1995                                                                   F-7
Consolidated Statements of Cash Flows
  for the Four Months Ended December 31, 1997, the
  Eight Months Ended August 31, 1997 and the Years
  Ended December 31, 1996 and 1995                                       F-8
Notes to the Consolidated Financial Statements                           F-10


All Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto or (iii) the information required in the schedules is not applicable to the Company.


RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

            Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with generally accepted accounting principals and necessarily includes estimates that are based on management's best judgment.

            To help ensure the accuracy and integrity of company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines". Careful selection of employees, and appropriate divisions of responsibility, also help us to achieve our control objectives.

            The 1997 financial statements have been audited by the Company's independent accountants, Deloitte & Touche LLP. The 1996 and 1995 consolidated financial statements of Rexene have been previously audited by Rexene's auditors Price Waterhouse LLP. Their reports are shown on pages F-3 and F-4, respectively.

            The Board of Directors oversees the adequacy of the Company's control environment. The audit Committee meets periodically with representatives of Deloitte & Touche LLP, internal financial management and internal auditors to review accounting, control, auditing and financial reporting matters. The independent accountants and the internal auditors also have full and free access to meet privately with the Committee.



                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Huntsman Polymers Corporation:

            We have audited the accompanying consolidated balance sheet of Huntsman Polymers Corporation and its subsidiaries (the "Company"), formally Rexene Corporation (the "Predecessor Company"), as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the four months ended December 31, 1997 and for the eight months ended August 31, 1997 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Corporation as of December 31, 1997, and the results of its operations and cash flows for the four months ended December 31, 1997, and the results of the Predecessor Company operations and cash flows for the eight months ended August 31, 1997, in conformity with generally accepted accounting principles.

            As discussed in Note 2, during 1997 the Company sold its CT Film business. We have audited the adjustments that were applied to restate the 1996 and 1995 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1996 and 1995 financial statements.


/s/  DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 1997


                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rexene Corporation

            In our opinion, the consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and of cash flows, prior to the reclassification as described in Note 2 to reflect the sale of the CT Business as discontinued operations (not presented separately herein), present fairly, in all material respects, the financial position, results of operations and cash flows of Rexene Corporation and its subsidiaries (the "Predecessor Company") as of and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Rexene Corporation and its subsidiaries (the "Predecessor Company") for any period subsequent to December 31, 1996 nor have we examined any adjustments applied to the 1996 and 1995 financial statements.



PRICE WATERHOUSE LLP


Dallas, Texas
February 12, 1997, except as to Note 9,
  for which the date is March 14,
  1997 and except for the SFAS 130
  disclosure in Note 2 for which the date
  is March 30, 1998.


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                                                 Predecessor Company
                                                                          December 31, 1997        December 31, 1996
                                                                          -----------------        -----------------
                                    ASSETS
                                    ------

Current assets:

            Cash and cash equivalents                                    $               --        $            714
            Accounts and notes receivables, net                                      21,900                  64,637
            Accounts and advances receivable - Affiliates                            78,396                      --
            Inventories                                                              57,443                  52,294
            Net assets of discontinued operations                                        --                 106,051
            Deferred income taxes                                                     5,543                   2,816
                                                                                     20,062                      39
            Other current assets                                         ------------------        ----------------
               Total current assets                                                 183,344                 226,551
Properties, plant and equipment, net                                                727,418                 297,334
Intangible assets, net                                                                8,446                  15,570
                                                                                     23,915                  28,075
Other noncurrent assets                                                  -------------------       ----------------

            Total assets                                                 $          943,123        $        567,530
              LIABILITIES AND STOCKHOLDERS' EQUITY                       -------------------       ----------------
              ------------------------------------
Current liabilities:

            Accounts payable                                             $           52,740        $         45,498
            Accounts payable - Affiliates                                             6,404                      --
            Accrued liabilities                                                      15,080                   9,289
            Current income taxes payable                                                 --                     594
            Accrued interest                                                          1,723                   1,889
                                                                                      4,136                   6,823
            Employee benefits payable                                    -------------------       ----------------
                                                                                     80,083                  64,093
               Total current liabilities                                 -------------------       ----------------
Long-term debt                                                                      174,882                 235,000
Long-term debt - Affiliates                                                         309,590                      --
Deferred income taxes                                                               166,219                  39,986
                                                                                     46,550                  59,400
Other noncurrent liabilities                                             -------------------       ----------------
Commitments and contingencies, (see note 11)

               Total liabilities                                                    774,324                 398,479
                                                                         -------------------       ----------------
Stockholders' equity:
           Common Stock, par value $.01 per share; in 1997,
             1 million shares authorized and 1,000 issued and
             outstanding; in 1996, 100 million shares authorized
             and 18.8 million shares issued and outstanding                              --                     188

            Additional paid-in capital                                              173,500                 111,553
            Foreign currency translation adjustment                                      --                   1,990

            Retained earnings (deficit)                                              (4,701)                 55,320
                                                                         -------------------       ----------------
               Total stockholders' equity                                           168,799                 169,051
                                                                         -------------------       ----------------

               Total liabilities and stockholders' equity                $          943,123        $        567,530
                                                                         -------------------       ----------------

                                      See accompanying notes to financial statements



                                         HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (IN THOUSANDS)

                                                                                           PREDECESSOR COMPANY
                                                                          -----------------------------------------------

                                                      FOUR MONTHS         EIGHT MONTHS
                                                         ENDED                ENDED           YEAR ENDED       YEAR ENDED
                                                      DECEMBER 31,         AUGUST 31,        DECEMBER 31,     DECEMBER 31,
                                                          1997                1997               1996            1995
                                                          ----                ----               ----            ----
Revenues

  Trade sales and services                          $    66,564           $   307,603       $   435,297       $   444,713

  Affiliate sales                                        72,169                     -                 -                 -
                                                            942                     -                 -                 -
  Other revenues                                    -----------           -----------       -----------       -----------
                                                        139,675               307,603           435,297           444,713


Cost of goods sold                                      126,914               250,887           330,667           282,585
                                                    -----------           -----------       -----------       -----------
Gross Profit                                             12,761                56,716           104,630           162,128
Expenses

  Selling, general and administrative                     6,645                19,567            35,369            35,704
  Research and development                                2,654                 3,509             6,006             5,773
                                                              -                (9,000)                -                 -
  Reversal of environmental accrual                 -----------           -----------       -----------       -----------
Operating Income                                          3,462                42,640            63,255           120,651
Interest expense

  Affiliate interest expense                             (7,568)

  Other interest expense                                 (3,353)              (15,163)          (14,407)          (22,769)
Interest income                                           1,098                 1,273             1,778             3,220

Defense and Merger Costs                                      -                (8,500)           (1,247)                -

Other expense                                              (226)              (13,447)             (486)             (174)
                                                    -----------           -----------       -----------       -----------
Net income (loss) from continuing
   operations before income taxes                        (6,587)                6,803            48,893           100,928
                                                    -----------           -----------       -----------       -----------
Income tax benefit (expense)
Net income (loss) from continuing operations             (4,483)                3,155            30,444            63,466

Loss (income) from discontinued operations
   (net of income tax benefits, ($55), ($673),
   ($351) and tax expense of $974, respectively)            218                 2,692               713            (1,977)
                                                    -----------           -----------       -----------       -----------
Net income (loss) before extraordinary loss              (4,701)                  463            29,731            65,443
Extraordinary loss (net of income tax benefit,
($424))                                                       -                   694                 -                 -
                                                    -----------           -----------       -----------       -----------
Net income (loss)                                   $    (4,701)          $      (231)      $    29,731       $    65,443
                                                    ===========           ===========       ===========       ===========

                                   See accompanying notes to financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (IN THOUSANDS)

                                                                                                           FOREIGN
                                                                                             RETAINED     CURRENCY
                                                     COMMON STOCK     TREASURY   PAID-IN     EARNINGS    TRANSLATION
PREDECESSOR COMPANY:                              SHARES    AMOUNT     STOCK    CAPITAL     (DEFICIT)    ADJUSTMENT       TOTAL
                                                  ------    ------     -----    -------      -------     ----------       -----
Balance, December 31, 1994                        18,625      186        -     $ 110,355   $ (36,098)       $   433      $ 74,876
 Issuance of common stock                            120        1        -           365            -              -          366
 Tax benefit of directors' and employees'
   compensation deduction                              -        -        -           527            -              -          527
 Foreign currency translation adjustment
   (discontinued operations)                           -        -        -             -            -          (311)         (311)
 Dividends of common stock ($.04 per share)            -        -        -             -        (750)              -         (750)

 Net income                                    ---------    -----     ------   ---------   ----------       --------      -------
Balance, December 31, 1995                        18,745      187        -       111,247       28,595            122       140,151
 Issuance of common stock                             63        1        -           240            -              -          241
Tax benefit of directors' and employees'
   compensation deduction                              -        -        -            66            -              -           66
 Foreign currency translation adjustment
   (discontinued operations)                           -        -        -             -            -          1,868        1,868
 Dividends of common stock ($.16 per share)            -        -        -             -      (3,006)              -       (3,006)

 Net income                                            -        -        -             -       29,731              -       29,731
                                               ---------    -----     ------   ---------   ----------       --------      -------
Balance, December 31, 1996                        18,808      188        -       111,553       55,320          1,990      169,051
 Issuance of common stock                             52        1        -           334            -              -          335
 Repurchase of common stock                         (12)      (1)       12          (83)            -              -          (72)
 Foreign currency translation adjustment
   (discontinued operations)                           -        -        -             -            -        (1,140)       (1,140)
 Dividends of common stock ($.08 per share)            -        -        -             -      (1,507)              -       (1,507)

 Net loss                                              -        -        -             -        (231)              -         (231)
                                               ---------    -----     ------   ---------   ----------       --------      -------
Balance at August 31, 1997                        18,848      188       12       111,804       53,582            850      166,436
----------------------------------------------------------------------------------------------------------------------------------
POST MERGER:

 Purchase accounting adjustments                 (18,848)    (188)     (12)       61,696      (53,582)          (850)       7,064

 Net loss                                              -        -        -             -       (4,701)             -       (4,701)
                                               ---------    -----     ------   ---------   ----------       --------      -------
Balance, December 31, 1997                             -        -        -     $  173,500    $ (4,701)             -     $168,799
                                               ---------    -----     ------   ---------   ----------       --------      -------
                                               See accompanying notes to financial statements




                                                       HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                                       (IN THOUSANDS)

                                                                                              PREDECESSOR COMPANY
                                                                                  -----------------------------------------
                                                                     FOUR MONTHS  EIGHT MONTHS
                                                                         ENDED       ENDED        YEAR ENDED    YEAR ENDED
                                                                     DECEMBER 31,  AUGUST 31,    DECEMBER 31,  DECEMBER 31,
                                                                         1997         1997           1996          1995
                                                                         ----         ----           ----          ----
OPERATING ACTIVITIES:

Net income (loss)                                                     $  (4,701)   $    (231)    $  29,731     $  65,443
Reconciliation to net cash provided by continuing operations:
 Loss (Income) from discontinued operations                                 218        2,692           713        (1,977)
 Depreciation and amortization                                           14,570       14,808        16,886        14,795
 Deferred income taxes                                                    5,003       (2,160)        2,101         4,194
 Amortization of debt issuance costs                                        264        1,130         1,297         2,876
 Extraordinary loss, net of income taxes                                      -          694             -             -
 Changes in operating working capital (net of merger):

  Deposits held in trust                                                      -                      3,547          4,453
   Accounts receivable                                                   12,067        1,303       (14,525)        11,569
   Inventories                                                           (7,703)       2,554        (9,294)          (621)
   Other current assets                                                 (20,039)          17           292            399
   Accounts payable                                                      21,531       (7,884)       21,610         (6,864)
   Accrued interest                                                      (3,418)       3,252           175           (180)
   Employee benefits payable and accrued liabilities                    (18,858)      13,340          (751)         1,205
   Income taxes                                                          (4,254)       3,660       (30,118)        32,952
   Other noncurrent liabilities                                         (15,153)      (9,191)         (649)        (2,492)

   Other                                                                  9,050      (20,795)       (5,166)           354
                                                                       --------    ---------     ---------      ---------
   Net cash provided by (used in) continuing operations                 (11,423)       3,189        15,849        126,106

Net cash provided by (used in) discontinued operations                        -       (5,565)        2,360          6,370
                                                                       --------     ---------     ---------      ---------

   Net cash provided by (used in) operating operations                  (11,423)      (2,376)       18,209        132,476
                                                                       --------     ---------     ---------      ---------
INVESTING ACTIVITIES:

 Advances receivable - affiliates                                       (49,029)
 Acquisition of Rexene                                                 (308,369)

 Capital expenditures of continuing operations                          (43,859)     (72,063)     (105,914)       (41,918)
 Capital expenditures of discontinued operations                           (147)      (3,312)       (7,878)       (12,688)
 Proceeds from sale of discontinued operations                           70,000

Purchase of intangibles                                                       -       (1,271)            -              -
                                                                       --------     ---------     ---------      ---------

  Net cash used in investing activities                                (331,404)     (76,646)     (113,792)       (54,606)
                                                                       --------     ---------     ---------      ---------





                                                                                            PREDECESSOR COMPANY
                                                                              --------------------------------------------
                                                              FOUR MONTHS     EIGHT MONTHS
                                                                 ENDED           ENDED          YEAR ENDED     YEAR ENDED
                                                             DECEMBER 31,      AUGUST 31,      DECEMBER 31,   DECEMBER 31,
                                                                 1997             1997             1996           1995
                                                                 ----             ----             ----           ----
FINANCING ACTIVITIES:

 Issuance of common stock to parent                            173,500
 Intercompany borrowing from parent                            269,525
 Long term borrowings                                                -           83,916
 Repayment of long-term debt                                  (100,198)                                        (100,000)
 Bank borrowing, net of repayment                                    -                           60,000
 Debt issuance costs and other                                       -           (3,182)         (4,598)
 Advance payment from customer, net of repayments                    -                -          (3,600)         23,200
 Cash dividends paid                                                 -           (2,259)         (3,004)
 Repurchase of common stock                                          -             (166)

 Proceeds of issuance of common stock, net                           -              251             241             366
                                                             ---------        ---------       ---------       ---------

  Net cash provided by financing activities                    342,827           78,560          49,039         (76,434)
                                                             ---------        ---------       ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents                     -             (462)        (46,544)          1,436
Cash and Cash Equivalents at Beginning of Period                     -              714          47,258          45,822
Cash and Cash Equivalents at Beginning of Period
   for Discontinued Operations                                       -             (252)              -               -
                                                             ---------        ---------       ---------       ---------

Cash and Cash Equivalents at End of Period
Supplemental Cash Flow information:
  Cash paid for interest                                        10,274           16,160          21,951          23,740
  Cash paid for income taxes                                     3,222            1,064          46,551           1,933
                                                      See accompanying notes to financial statements.




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      MERGER

            Effective September 1, 1997 (the "Effective Date") for financial accounting purposes, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among Rexene Corporation ("Rexene" or the "Predecessor Company"), Huntsman Corporation ("HC") and Huntsman Centennial Corporation ("HCC"), a wholly-owned indirect subsidiary of HC, HCC was merged with and into Rexene, and Rexene changed its name to Huntsman Polymers Corporation (the "Company"). Pursuant to the merger, stockholders of Rexene received from HCC $16.00 in cash for each outstanding share of common stock of Rexene (the "Merger"). As a result of the Merger, HC indirectly owns all of the presently issued common stock of the Company. The accounting treatment of the cash consideration paid by HCC in connection with the Merger is shown under push-down accounting rules.

            To finance the Merger, HCC entered into a loan agreement with an affiliate, Huntsman Group Holding Finance Company ("HGHFC"). HCC borrowed approximately $131.1 million under this loan agreement. Additionally, HCC received an equity contribution from its parent company, Huntsman Polymers Holding Corporation ("HPHC"), in the amount of $173.5 million. After the Merger, the Company entered into a loan agreement with HGHFC, and borrowed $225.1 million (the "Intercompany Loan"). The proceeds of this borrowing were used to repay debt of HCC assumed by the Company in the Merger and bank debt of Rexene.

            The Merger closed on August 27, 1997.

            The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

      Sources of Funds:

              Loan agreement with HGHFC             $              225,067
              Equity Contribution                                  173,500
              Rexene Working Capital                                 3,382
                                                    ----------------------
                      Total                         $              401,949
                                                    ======================
Uses of Funds:

              Payment of the Merger

                      Consideration                 $              301,614
              Liquidation of Rexene debt                           100,080
              Transaction fees and expenses(1)                         255
                                                    ----------------------
                      Total                         $              401,949
                                                    ======================

------------------------------

(1) Transaction fees and expenses totaled $6.8 million, of which $255 thousand was paid on August 27, 1997. The remainder were paid using funds provided by operations.

            The Merger has been accounted for as a purchase transaction, and accordingly, the consolidated financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs and liabilities assumed based on their estimated fair values as of the Effective Date. Although none of the purchase price has been allocated to intangible assets, valuation and other studies have not been finalized. It is not expected that the final allocation of purchase price will produce materially different results from those presented herein. The combined financial statements for periods prior to September 1, 1997 have been prepared on a historical cost basis. The consolidated balance sheet at December 31, 1997 is not comparable with the historical balance sheet at December 31, 1996. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, pensions, and interest expense. In addition, Rexene's pre-Merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by HPHC), rendering the presentation of per share data no longer meaningful.

            The allocation of the $308 million Merger consideration (including fees and expenses) is summarized as follows in thousands of dollars:

Current assets                $   95,569
CT Business                       70,000
Plant and equipment              701,697
Other non-current assets          40,254
Liabilities assumed             (599,131)
                              ----------
              Total           $  308,389
                              ==========

            The following unaudited pro forma data has been prepared assuming that the Merger and related financing and the sale of the CT Business were consummated at the beginning of each period. Amounts are in thousands of dollars.

                                                   Year Ended December 31,
                                                   1997              1996
                                                   ----              ----
Revenues                                         $447,278         $435,297
Net income (loss) before extraordinary item       (8,095)           10,515
Net income (loss)                                 (8,789)           10,515


2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene, polypropylene, amorphous polyalphaolefins ("APAO"), flexible polyolefin ("FPO") and styrene.

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

PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements of the Company and the Predecessor Company include its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated.

DISCONTINUED OPERATIONS

            As discussed more fully in Note 16, the Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations. Revenues of the CT Business were $16,278 thousand, $107,221 thousand, $152,464 thousand and $170,525 thousand for the four months ended December 31, 1997, eight months ended August 31, 1997 and years ended December 31, 1996 and 1995, respectively. The assets and liabilities of the CT Business have been reclassified in the December 31, 1996 consolidated balance sheet as "Net Assets of Discontinued Operations."

CASH AND CASH EQUIVALENTS

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

INTANGIBLE ASSETS

            Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Other intangible assets are stated at their fair market values at the time of the Merger and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement and are included in "Other assets."

INCOME TAXES

            Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

FOREIGN CURRENCY TRANSLATION

            The Company's foreign subsidiary was sold effective September 30, 1997 in conjunction with the CT Film sale transaction described in Note
16. Prior to the sale, the operations of the Company's foreign subsidiary used the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary were translated at the current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in owners' equity.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the related party loans, capital lease, and bank borrowings approximates fair value as they bear interest at a floating rate plus an applicable margin. At December 31, 1997 and 1996, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $196 million and $194 million, respectively, based on quoted market rates.

RECLASSIFICATIONS

            Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

NEW ACCOUNTING STANDARDS

            In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires classification of financial statements in earlier periods for comparative purposes. If the Company had calculated comprehensive income in accordance with SFAS No. 130, Comprehensive income (loss) for the four months ended December 31, 1997, the eight months ended, August 31, 1997, and the years ended December 31, 1996 and 1995 would have been $(4.7) million, $(1.4) million, $31.6 million and $65.1 million, respectively. The Company has determined the amounts of comprehensive income for 1996 and 1995.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Upon adoption of SFAS No. 131, the Company will provide segment information related to the Company' individual products and related disclosures.

INCOME (LOSS) PER SHARE

            Income (loss) per share is not presented because it is not considered meaningful information due to the acquisition by a single non-public shareholder.

3.            ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                          Predecessor Company
                                       December 31, 1997   December 31, 1996
                                       -----------------  -------------------
Trade                                        $   9,889      $  55,853

Other                                           13,695         11,030
                                       -----------------  -------------------
                                                23,584         66,883
Less allowances for bad debts
  and returns                                   (1,684)        (2,246)
                                       -----------------  -------------------
                                                21,900         64,637
Affiliate-receivables and advances              78,396              -
                                       -----------------  -------------------
                                             $ 100,296        $64,637
                                       -----------------  -------------------


            Net additions to (deductions from) the allowance accounts were $(742,000), $180,000, $141,000 and $219,000 for the four months ended
December 31, 1997, the eight months ended August 31, 1997, and the years ended December 31, 1996 and 1995, respectively.

4.             INVENTORIES

Inventories consist of the following (in thousands):

                                             Predecessor Company
                          December 31, 1997   December 31, 1996
                          -----------------  -------------------
Raw Materials              $     11,297          $   11,085
Work in progress                  7,952          $    8,134
Finished goods             $     38,194          $   33,075
                          -----------------  -------------------
                           $     57,443          $   52,294
                          -----------------  -------------------


5.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                             Predecessor Company
                          December 31, 1997   December 31, 1996
                          -----------------  -------------------
Land                                 $4,487           $4,544
Buildings                            23,249           21,940
Plant and equipment                 542,834          267,207
Construction in progress            171,384           59,835
                          -----------------  -------------------
                                    741,954          353,526
Less accumulated
  depreciation                      (14,536)         (56,192)
                          -----------------  -------------------

                                  $ 727,418        $ 297,334
                          -----------------  -------------------


            Depreciation expense for the four months ended December 31, 1997, the eight months ended August 31, 1997 and the years ended December 31, 1996 and 1995 was $14,332,000, $10,075,000, $15,246,000 and
$13,350,000, respectively. During the four months ended December 31, 1997 the eight months ended August 31, 1997 and the years ended December 31, 1996 and 1995, $4,212,000, $5,333,000, $8,259,000 and $2,577,000,
respectively, of interest was capitalized in connection with construction projects, substantially all of which relates to continuing operations.

6.            INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are (in thousands):
                                                  Predecessor Company
                               December 31, 1997   December 31, 1996
                               -----------------  -------------------
Debt issuance costs                 $  7,173            $ 14,333
Less accumulated
  amortization                        (1,821)             (4,288)
                               -----------------  -------------------
                                       5,352              10,045
                               -----------------  -------------------
Reorganization value in
  excess of amounts
  allocable to identifiable assets                         4,298

Less accumulated amortization                             (1,437)
                               -----------------  -------------------
                                           -               2,861
                               -----------------  -------------------
Other intangible assets                3,105               7,377
Less accumulated amortization            (11)             (4,713)
                               -----------------  -------------------
                                       3,094               2,664
                               -----------------  -------------------
                                     $ 8,446             $15,570
                               -----------------  -------------------


7.            OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (in thousands):

                                                          Predecessor Company
                                        December 31, 1997   December 31, 1996
                                       -----------------  -------------------

Spare parts inventory                      $  20,432            $  16,945
Unrecognized prior service cost, net of
accumulated amortization of 741 in 1996         -                   2,022
Deposit in rabbi trust                          -                   2,856
Long-term note receivable                      1,198                1,550

Other                                          2,285                4,702
                                       -----------------  -------------------

                                           $  23,915            $  28,075
                                       -----------------  -------------------


            Spare parts inventories are recorded at average cost. In 1995, the Predecessor Company deposited $2.8 million in a rabbi trust account to fund a Supplemental Executive Retirement Plan (the "SERP). In 1996, no amounts were deposited in the rabbi trust account to fund the SERP. In 1997, the Predecessor Company deposited $3.7 million into the rabbi trust account to fund the SERP and purchased annuities resulting in the elimination of the balance sheet liability.

8.            ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                          Predecessor Company
                                        December 31, 1997   December 31, 1996
                                       -----------------  -------------------
Accrued taxes, other than income         $  5,506               $  2,757
Current portion of advance payment
  from customer (see note 10)               3,600                  3,600

Other accrued expenses                      5,974                  2,932
                                       -----------------  -------------------
                                         $ 15,080               $  9,289
                                       -----------------  -------------------

9.            LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                          Predecessor Company
                                        December 31, 1997   December 31, 1996
                                       -----------------  -------------------
Intercompany borrowings                    $258,055           $      -
Capital lease - affiliate                    50,000                  -
Bank borrowings under Amended Credit
   Agreement                                      -             60,000
11 3/4% Senior Notes due 2004               174,882            175,000
Other                                         1,535                  -
                                       -----------------  -------------------
Total long-term debt                       $484,472           $235,000
                                       -----------------  -------------------

INTERCOMPANY BORROWINGS

            Intercompany loans are made pursuant to the Huntsman Polymers Intercompany Loan Agreement dated August 27, 1997 between HGHFC and Huntsman Polymers Corporation. The loans accrue interest at prime rate plus a margin of 0.75% and are payable upon demand. Management of HGHFC has represented that HGHFC does not intend to require the Company to repay the debt before January 1, 2002, accordingly, such amounts have been classified as long-term. To the extent permitted by the indenture governing the Company's 11 3/4% Senior Notes, the intercompany loans are secured by all of the assets of the Company.

CAPITAL LEASE

            On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's FPO facility in Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. The Company is obligated to make quarterly lease payments through September 30, 2002. The lease is secured by all of the fixed assets associated with the FPO facility.

            The Company's long-term capital lease as of December 31, 1997 maturities are as follows (in thousands):

For the years ending December 31,

    1998        $      -
    1999             3,125
    2000            13,750
    2001            18,125
    2002            15,000
                    ------
                $   50,000


AMENDED AND RESTATED CREDIT AGREEMENT

            On April 24, 1996, the Predecessor Company executed an amendment to its existing credit facility (the "Amended Credit Agreement") to provide a line of credit in the amount of $150 million for a seven year term. On August 5, 1996, the Predecessor Company executed an agreement with a financial institution for a $10 million uncommitted, unsecured line or credit (the "Unsecured Note") for day to day cash flow requirements. The Unsecured Note agreement was canceled in August 1997.

            On March 14, 1997, the Predecessor Company received a commitment from Scotia Bank to increase the borrowing availability under the amended Credit Agreement from $150 million to $225 million through $150 million in term loans and $75 million in a revolving credit facility (the "New Credit Agreement'). The primary use of the proceeds from the New Credit Agreement were to provide funds to repurchase the Company's Common Stock pursuant to the Share Repurchase Program and to finance portions of the Company's capital expenditure program at its Odessa, Texas plant. The Amended Credit Agreement was terminated and all amounts borrowed thereunder were repaid in August 1997.

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

            The 11 3/4% Senior Notes are not redeemable, in whole or in part, prior to December 1, 1999. On or after December 1, 1999, the 11 3/4% Senior Notes are redeemable, at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to date of redemption.

Year                                                    Percentage
----                                                    ----------
(Beginning December 1)
1999.....................................................105.875%
2000.....................................................103.917%
2001.....................................................101.958%
2002.....................................................100.000%

            The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.


10.         OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):
                                                          Predecessor Company
                                        December 31, 1997   December 31, 1996
                                       -----------------  -------------------
Accrued environmental remediation
  costs (see note 17)                      $ 8,535              $18,433
Advance payment from customer               12,400               16,000
Accumulated postretirement benefit
  obligation (see note 15)                  11,922               13,469
Pension liabilities (see note 15)            4,695                7,927
Other                                        5,998                3,571
                                       -----------------  -------------------
                                           $43,550              $59,400
                                       -----------------  -------------------


            In July 1995, the Predecessor Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. The unamortized portion of this advance payment net of current portion, is included as a noncurrent liability above. This advance payment is secured by a lien on the styrene plant in Odessa, Texas.

11.         COMMITMENTS

            The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of non-cancelable operating lease agreements as of December 31, 1997 are as follows (in thousands):

For the years ending December 31,

               1998                                    $  10,201
               1999                                        9,572
               2000                                        8,296
               2001                                        6,289
               2002                                        3,600
               2003 and thereafter                        26,104
                                                       ---------

Total minimum lease payments                           $  64,062
                                                       ---------

            Rental expense under operating leases for the years ended December 31, 1997, 1996 and 1995 approximated $7,903,574, $8,699,000 and
$8,902,000, respectively, substantially all of which relates to continuing operations.

            In 1998, the Company expects to spend $200 million to $225 million for capital expenditures.


12.          INCOME TAX

            Income tax (expense) benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):

                                                             Predecessor Company
                                             ----------------------------------------------------
                     Four Months Ended       Eight Months Ended
                     December 31, 1997       August 31, 1997           Years Ended  December 31,
                     -----------------       -------------------     ----------------------------
                                                                         1996             1995
                                                                     ------------   -------------
                                                                    Current

  Federal........          $3,518                    $7,892           $(14,324)          $(30,376)
  State..........             544                     1,088             (2,024)            (2,892)
Deferred.........          (1,958)                  (12,628)            (2,101)            (4,194)
                   -------------------       -------------------    -------------   --------------
                           $2,104                   $(3,648)          $(18,449)          $(37,462)
                   ===================       ===================    =============   ==============

            In addition, for the eight months ended August 31, 1997, the Company recorded an income tax benefit of $424,000 as a result of the extraordinary loss from the write-off of certain deferred issuance costs as a result of the May 8, 1997 amendment to the Credit Agreement.

            The statutory federal income tax rate was 35% for the years ended December 31, 1997, 1996 and 1995. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):

                                                                                         Predecessor Company
                                                                           --------------------------------------------
                                                   Four Months Ended       Eight Months Ended
                                                   December 31, 1997        August 31, 1997    Years Ended  December 31,
                                                   -----------------       ------------------  ------------------------
                                                                                                   1996            1995
                                                                                                ---------     ---------

Income tax (expense) benefit computed at

statutory federal tax rate...................          $2,305                   $(2,381)        $(17,112)     $(35,325)
State income taxes...........................             206                     1,088           (1,316)       (1,880)
Non-deductible amortization and expenses.....             (61)                      (92)            (246)         (544)
Non-deductible merger and defense costs......              --                    (2,097)              --            --
Effect of Foreign Sales Corporation..........             191                       230              349         1,013
Other, net...................................            (537)                     (396)            (124)         (726)
                                                   ----------------        ------------------   ---------   -----------
Income tax (expense) benefit.................          $2,104                   $(3,648)        $(18,449)     $(37,462)
                                                   ================        ==================   =========   ===========



The net deferred income tax liability consists of the following (in thousands):

                                                           Predecessor Company
                                                               December 31,
                                               ------------  -----------------
                                                      1997         1996
                                               ------------  -----------------
Property, plant and equipment................      $180,597           $52,071
Intangible assets............................           376             1,709
                                               ------------     -------------
            Gross deferred tax liabilities...       180,973            53,780
                                               ------------     -------------
Accounts receivable..........................        (1,192)             (653)
Inventories..................................        (2,863)              (46)
Tax losses and credits carried forward.......             -              (620)
Other noncurrent assets......................          (504)           (1,686)
Other noncurrent liabilities.................       (14,251)          (12,592)
Other current assets and liabilities.........        (1,487)           (1,013)
                                               ------------     -------------
            Gross deferred tax assets........       (20,297)          (16,610)
                                               ------------     -------------
                                                   $160,676          $ 37,170
                                               ============     =============

The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                  Predecessor Company
                                                  -------------------
                                      1997            1996
                                   ----------     -------------------
Net current (asset) liability        $ (5,543)         $(2,816)
Net long-term liability               166,219           39,986
                                   ----------     -------------------
Net                                  $160,676          $37,170
                                   ==========     ===================


            At December 31, 1996, the CT Business had an $8.1 million operating loss carryforward related to the operations of the CT Business in the United Kingdom. The CT Business was sold in 1997. (see note 16)

13.         INTEREST EXPENSE

            For the year ended December 31, 1997, interest expense consists of (i) interest on the 11 3/4% Senior Notes, (ii) interest on the Amended Credit Facility and Term Loan, (iii) amortization of debt issuance costs, net of (iv) an allocation for interest capitalized in connection with construction projects, (v) interest on the Intercompany Loan, and (vi) interest on the Capital Lease. For the years ended December 31, 1996 and 1995, interest expense consists of items (i) through (iv) of the preceding sentence.


14.         OTHER INFORMATION

            Export sales from operations were $9,765,000, $19,530,000, $28,743,000 and $24,046,000 for the four months ended December 31, 1997, the eight months ended August 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

            Maintenance and repair expenses were $8,068,000, $17,517,000, $23,150,000 and $22,678,000 for the four months ended December 31, 1997, the eight months ended August 31, 1997, and the years ended December 31, 1996 and 1995, respectively.

15.          EMPLOYEE BENEFITS

SAVINGS PLAN

            The Company sponsors an employee savings plan (the "Savings Plan") that provides participating employees with additional income upon retirement. Employees may contribute annually between 1% and 10% of their base salary up to the IRS pre-tax contribution limit ($9,500 for 1997) to the Savings Plan. The Company matches a minimum of 25% of the employee's aggregate contributions up to 6% of the employees base salary. Employee contributions are fully vested. Employer contributions are fully vested upon retirement or after five years of service. For 1997, 1996 and 1995, the Company matched 25% of the employee contributions up to the 6% limit, contributing approximately $575,000, $526,000 and $388,000 to the Savings Plan, respectively, substantially all of which pertains to continuing operations.

            The Savings Plan merged with the Huntsman Salary Deferral Plan as of January 1, 1998. As of the merger date, the Company match is 50% of the employee's contributions up to 4% of eligible pay.

PENSION AND RETIREMENT PLANS

            The Company sponsored two noncontributory defined benefit plans (the "Pension Plans") covering substantially all full-time employees. Benefits provided under the Pension Plans are primarily based on years of service and the employees final average earnings. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.

            One of the Pension Plans was merged with the Huntsman Defined Benefit Pension Plan as of January 1, 1998. This plan also provides benefits based on years of service and the employee's final average earnings.

            The Company sponsored a Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement and survivor benefits for certain key employees who complete a specified period of service and otherwise become eligible under the SERP. During 1997, the Company purchased annuities to fully cover the benefits and liabilities accrued under the SERP.

            The Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan, and no amount was funded for the Security Plan in 1996 and 1995. No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan.

            The accompanying tables include amounts for the SERP and Security Plan.

            The net pension expense for the Pension Plans are reflective of historical data adjusted for the discontinued operations of the CT Business. Net pension expense consists of the following (in thousands:):

                                                                     Predecessor Company
                                                          -------------------------------------------
                                                                           Years Ended December 31,
                                                                          ---------------------------
                                                            Eight Months
                                     Four Months Ended     Ended-August
                                     December 31, 19997      31, 1997        1996              1995
                                     ------------------    -------------   --------         ---------
Service Cost                                 $525              $976          $2,248            $1,783
Interest Cost                                 663             1,254           1,929             1,646
Actual return on plan assets                  127            (2,967)         (1,236)           (2,298)
Net amortization and deferral                (781)            1,980             312             1,713
                                       ----------          --------        --------          --------
Net pension expense                     $     534           $ 1,243         $ 3,253           $ 2,844
                                       ----------           -------        --------          --------

            The following table sets forth the funded status of the Pension Plans at December 31 (in thousands):

                                                                          Predecessor
                                                                           Company
                                                                         -------------
                                                                 1997        1996
                                                               -------     -------
Actuarial present value of benefit obligations:

             Vested benefits                                   $22,098     $18,044
            Non-vested benefits                                  5,903       8,932
                                                               -------     -------
Accumulated benefit obligations                                $28,001     $26,976
                                                               -------     -------
Projected benefit obligation                                   $32,389     $30,946
Plan assets at fair value                                      25,961      (18,164)
                                                               -------     -------
Excess of projected benefit obligations over plan assets        6,428       12,782
Unrecognized net loss                                          (1,733)      (2,992)
Unrecognized prior service cost                                     -       (4,162)
Additional liability                                                -        2,299
                                                               -------     -------
Pension liabilities included in other noncurrent liabilities   $4,695       $7,927
                                                               -------     -------


            At December 31, 1997 and 1996, in determining the present value of benefit obligations, a discount rate of 7.0% and 7.75% was used, respectively. The assumption for the increase in future compensation levels was 4.0% and 4.5% at December 31, 1997 and 1996 respectively. For 1997 and 1996, the expected long-term rate of return on assets used in determining pension expense was 9.0%.

POSTEMPLOYMENT BENEFITS

            The Company's obligation for postemployment benefits at December 31, 1996 approximated $.3 million and is included in other noncurrent liabilities. There were no such obligations as of December 31, 1997.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

            The Company sponsors postretirement benefits other than the Pension Plans, such as health care and medical benefits. The Company reimburses retirees for these benefits but does not provide any additional funding for the postretirement benefits.

            The net postretirement benefit expense is reflective of historical data adjusted for the discontinued operations of CT Film. Net postretirement benefit expense consists of the following (in thousands):

                                                                               Predecessor Company
                                                               -----------------------------------------------------
                                                                                            Years Ended December 31,
                                                                                            ------------------------
                                          Four Months Ended        Eight Months
                                          December 31, 1997     Ended August 31, 1997         1996         1995
                                          -----------------     ---------------------         ----        -----
Service Cost                                     $ 80                $295                   $   284        $   269
Interest Cost                                    294                 636                        653            636
Net amortization and deferral                    --                 (167)                     (216)          (211)
                                                 ---                -----                 ---------     ----------
Net postretirement benefit expense
                                                $ 374               $ 764                  $    721       $    694
                                                -----               -----                  --------       --------

The following table sets forth the funded status of the postretirement benefits at December 31 (in thousands):

                                                                                          Predecessor
                                                                                            Company
                                                                                          ------------
                                                                               1997            1996
                                                                               ----            ----
Actuarial present value of benefit obligations:
Active participants eligible for retirement                                  $4,180         $ 3,527
Active participants not yet eligible for retirement                           4,644           4,884
Retired participants                                                          3,098           1,662
                                                                           --------        --------
Accumulated postretirement benefit obligation                               $11,922        $ 10,073
Plan assets at fair value                                                        --              --
                                                                           --------        --------
Excess of projected benefit obligations over plan assets                     11,922          10,073
Unrecognized prior service cost                                                  --           (848)
 Unrecognized net gain                                                           --           4,244
                                                                           --------        --------
Postretirement benefits included in other noncurrent liabilities          $  11,922      $   13,469
                                                                          =========      ==========

            In 1997 and 1996, in determining the value of postretirement benefit obligations, a discount rate of 7.0% and 7.75% respectively, was used, and in 1997 the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 7.0% in 1997, and descending to 4.5% in 2003 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $415,000 and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1997 by approximately $40,000.

EMPLOYEE STOCK OPTION PLANS

            In 1988, the Company adopted a stock incentive plan (the "Stock Incentive Plan") providing for the granting of 87,500 stock options for, stock appreciation rights in, and the sale of restricted shares of, common stock for certain employees. In 1993, the Company adopted a stock option plan (the "Employee Plan") providing for the granting of 700,000 stock options for common stock to key employees of the Company. In 1994, the Company adopted a long-term incentive plan (the "Incentive Plan") providing for the granting of 882,000 stock options for common stock to key employees of the Company. The Incentive Plan was intended to replace the Stock Incentive Plan and the Employee Plan. The Company has granted non-qualified stock options under the Stock Incentive Plan, the Incentive Plan and the Employee Plan. In August 1996 the Company granted 489,500 stock options to employees under the Incentive Plan.

            The exercise price of stock options is based on the average trading price of the stock for twenty days prior to the grant date. Changes in stock options during the years indicated are as follows:

                                                                Options         Price Range      Weighted Average
                                                              Outstanding        Per Share        Exercise Price
                                                           --------------       -----------      ----------------
Balance at December 31, 1994.......................            705,629        $3.43 -- 95.20          $7.81
  Exercised........................................            (16,157)        3.43 -- 3.71            3.55
   Canceled........................................             (9,561)        3.43 -- 95.20          80.04
                                                           --------------
Balance at December 31, 1995.......................            679,911         3.43 -- 14.63           6.89
   Granted.........................................            489,500             10.79              10.79
   Exercised.......................................            (29,168)        3.43 -- 3.71            3.57
   Canceled........................................            (28,566)        3.43 -- 14.63          12.07
Balance at December 31, 1996.......................          1,111,677         3.43 -- 14.63           9.02
                                                           --------------
   Exercised or bought-out in connection with

      Merger.......................................         (1,111,677)        3.43 -- 14.63           9.02
                                                           --------------
Balance at December 31, 1997                                       --
                                                           ==============


    At December 31, 1997, no options were available for grant or outstanding.


OUTSIDE DIRECTOR STOCK OPTION PLAN

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

                                                          Options          Price Range    Weighted Average
                                                        Outstanding         Per Share      Exercise Price
                                                        ------------     ---------------  ------------------
Balance at December 31, 1994........................       175,001      $0.43-- 0.63          $0.53
    Granted.........................................        14,500          2.09               2.09
    Exercised.......................................      (104,167)      0.43-- 0.63           0.55
                                                        ----------
Balance at December 31, 1995........................        85,334       0.43-- 2.09           0.76
    Granted.........................................        14,000          3.22               3.22
    Exercised.......................................       (33,584)      0.43-- 2.09           0.75
   Balance at December 31, 1996.....................        65,750       0.43-- 3.22           1.28
    Granted.........................................         4,000          3.56               3.56
Exercised or bought-out in connection with merger...       (69,750)      0.43-- 3.56           1.41
                                                        ----------
Balance at December 31, 1997                                    --
                                                        ==========

            At December 31, 1997, no options were available for grant or outstanding.

            As permitted by SFAS No. 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option incentive plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS No. 123, net income in 1996 would have been reduced by approximately $118,000, or $.01 per share. Earnings per share for 1995 would not have changed. The average fair value of each option granted during 1996 under the Incentive Plan is estimated at $8.48 on the date of grant using the Noreen-Wolfson option pricing model with the following assumptions: (i) volatility of 46.9%; (ii) risk free interest rates of 6.9%; (iii) expected life of ten years with no defaults; and (iv) the Company's present dividend yield rate. The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995.


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

16.        RELATED PARTY TRANSACTIONS

            On September 30, 1997, the Company completed the sale of substantially all operating assets of its CT Film division. Subsequent to the September 30th effective date, all transactions between the Company and Huntsman Packaging Corporation, the new owner of the CT Film division and an affiliate of HC, are considered related party transactions. In connection with the sale, the Company received $70 million in cash and the buyer assumed approximately $8 million in current liabilities. Subsequent to the sale and through December 31, 1997, the Company continued to pay selected payroll, severance and sales and administrative expenses for the CT Film Business and has recorded the related expenses as receivables from Huntsman Packaging.

            A summary of transactions between the Company and other related parties as of, and for the four months ended December 31, 1997, is summarized as follows in thousands of dollars:

                                                           Four Months
                                                       Ended December 31, 1997
                                                       -----------------------

Sales to:
        Huntsman Petrochemical Corporation                   $       596
        Huntsman Chemical Corporation                              2,500
        Huntsman Corporation                                      69,073
Trade accounts receivable from:
        Huntsman Corporation                                      69,428
Payroll receivable from:
        Huntsman Packaging Corporation                             6,148
Other miscellaneous receivables from:
        Huntsman Packaging Corporation                             1,507
        Huntsman Corporation                                         586
        Employee advances                                            727
Product purchases from:
        Huntsman Petrochemical Corporation                           766
Interest expense paid to:
        Huntsman Group Holdings Finance Company                    7,568
Miscellaneous accounts payable to:
        Huntsman Petrochemical Corporation                           884
        Huntsman Packaging Corporation                               562
        Huntsman Corporation                                       4,958
Long-term debt payable to:
        Huntsman Group Holdings Finance Company                  258,055
Long-term capital lease payable to:
        Huntsman Group Holdings Finance Company
          (including accrued interest)                            51,535


17.         CONTINGENCIES

ENVIRONMENTAL REGULATION

            The Company, and the industry in which it competes, is subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of the its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory requirements, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties.

            On the basis of reasonable investigation and analysis, management believes that the approximately $8.5 million accrued in the December 31, 1997 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. The Company received approval to allow closure of five solid waste management units which enabled a reduction in the accrual for potential environmental liability of approximately $9.0 million in the first quarter of 1997.

            The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately 7.1 million, $7.6 million and $8.3 million in 1997, 1996 and 1995, respectively, substantially all of which relates to continuing operations.

            The Company historically disposed of its wastewater from the Odessa Facility through injection wells operated under permits from the TNRCC. Due to concerns by the agency regarding the operation of these underground injection wells, and their intention to not renew the permits after they expired in December 1997, the Company entered into an agreement with the City of Odessa and the Gulf Coast Waste Disposal Authority pursuant to which the latter is currently disposing of the wastewater through the refurbished Odessa South Wastewater Treatment Facility, a publicly-owned-treatment-works ("POTW"). The cost of refurbishing the City's wastewater treatment facility, which is approximately $8.0 million, has been financed principally by the Company. This facility was brought on-line in October and November of 1997 and culminates three years of working together to provide a long range, cost effective wastewater disposal solution. Wastewater is pumped to this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further reuse.

STOCKHOLDER LITIGATION

            On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman Corporation to purchase the outstanding shares of Common Stock. The lawsuit names the Company and each of its directors as defendants. The complaint alleged that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties, including Huntsman Corporation, in order to entrench management. Plaintiff sought certification of the lawsuit as a class action, an order requiring defendants to take various actions including exposing the Company to the market place in an effort to create an auction of the Company and an unspecified amount of damages. The Company is also aware of two other similar lawsuits that are pending in the Chancery Court. Plaintiffs' counsel in these cases has agreed to an indefinite extension of defendants' answer date. Under the agreement, defendants do not need to respond to the complaints until notified to do so by plaintiffs' counsel. Huntsman Corporation acquired the Common Stock at a price $2.00 per share in excess of that referred to in the complaint. Accordingly, the Company believes it likely that this lawsuit will be dismissed.

PHILLIPS BLOCK COPOLYMER LITIGATION

            In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titled "Preparation of Block Copolymers," the last of which expired in 1994. This action, which was originally filed in Illinois, was transferred to the United States District Court for the Southern District of Texas, Houston Division. After discovery proceedings were completed, the Company filed a motion for summary judgment. Phillips filed a motion for partial summary judgment. Pursuant to an agreement among the parties, the court appointed a special master who conducted a hearing on these motions and thereafter recommended to the court that the Company's motion be granted and Phillips' motion be denied. Thereafter, Phillips filed motions to disqualify the special master, to reject the recommendation of the special master and to enter partial summary judgment for Phillips. In 1993, the court entered an order denying Phillips' motion to disqualify the special master. In the Company's bankruptcy proceeding in 1992, Phillips filed a proof of claim seeking in excess of $108 million based upon the allegations in this litigation. The Company objected to the claim and elected to leave the legal, equitable and contractual rights of Phillips unaltered, thereby allowing this litigation to proceed without regard to the bankruptcy proceeding. On December 23, 1996, the court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. No decision has been issued.

PHILLIPS CRYSTALLINE LICENSE LITIGATION

            In May 1990, Phillips filed a lawsuit (the "Action") against the Company in the United States District Court for the District of Delaware (the "Trial Court") seeking injunctive relief, an unspecified amount of compensatory damages, treble damages and attorneys' fees, costs and expenses. The complaint alleged that the Company was infringing Phillips' U.S. Patent No. 4,376,851 (the "'851 Patent") by virtue of its continued manufacture of crystalline polypropylene after Phillips purportedly terminated its license agreement (the "Original License Agreement") with the Company on April 23, 1990. At trial in October 1994, the Company asserted several defenses and, in June 1995, the Trial Court ruled in favor of the Company and Phillips appealed. In March 1996, the Court of Appeals for the Federal Circuit entered an order reversing the Trial Court's decision and remanding the Action to the Trial Court. The Trial Court reviewed and ruled on the Company's other defenses and on September 4, 1997, the Trial Court entered a judgment in favor of Phillips finding that the Company had infringed the '851 Patent for the period from April 24, 1990 to September 4, 1997.

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

ODESSA RESIDENTS' TORT LITIGATION

            On April 15, 1994, the national and state chapters of the National Association for the Advancement of Colored People ("NAACP") and approximately 770 residents of a neighborhood approximately one mile northwest of the Shell Oil Company ("Shell"), the Company and Dynagen, Inc. ("Dynagen") plants in Odessa, Texas petitioned the State District Court in Odessa, Texas to intervene in a previously existing lawsuit against Dynagen to (a) add as additional defendants the Company, Shell and General Tire Corporation (the parent company of Dynagen) and (b) have the litigation certified as a class action. The plaintiffs' petition seeks an unspecified amount of money damages for past, present and future injuries to plaintiffs' health, wrongful death, loss of consortium and reduction in property values; the conduct of and payment for property clean up, remediation and relocation costs; payment of expenses for medical testing and monitoring; funding of pollution and health studies; attorneys' fees; punitive damages and injunctive relief. Plaintiffs' petition specifies alleged pollution from air emissions from the three plants as a basis for their claims. The trial court allowed the intervention and severed the action from the original lawsuit against Dynagen. Plaintiffs have withdrawn their motion to have the litigation certified as a class claim. In November 1994, the plaintiffs filed an amended petition which substituted the Odessa branch of the NAACP as plaintiff in place of the national and state chapters of the NAACP. The amended complaint also added approximately 100 additional plaintiffs. In May 1996, the trial court announced that the lawsuit would be tried by groups of plaintiffs and set the first group of 65 plaintiffs for trial in May 1997. The trial court allowed plaintiffs' counsel to designate ten plaintiffs for the first trial, and the trial court selected the remaining 55 at random. Discovery was ongoing when in late January 1997 the parties and the trial court agreed to a 30-day moratorium to determine if this case could be settled and the May 1997 trial date was vacated. At mediation, the Company agreed to a settlement of this case and a related case filed in Houston in late 1996 on behalf of 7 similarly situated plaintiffs. The trial court approved the settlement on March 17, 1997. Although the terms of the settlement are confidential, the settlement did not have a material adverse effect on the Company's financial position, results of operations or cash flows. Several plaintiffs unrepresented by counsel were not included in the settlement. All plaintiffs in the Houston case settled and that lawsuit was dismissed. The trial court in this case dismissed the claims of certain of those plaintiffs on motion from the defendants. One of these plaintiffs has filed a motion for new trial, which was granted. Approximately 20 plaintiffs remain after these matters were finalized. On March 16, 1998, the trial court in the case, severed their case from the plaintiffs who settled or whose claims were dismissed. The NAACP lawsuit is being dismissed.

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

18.         QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            Summarized quarterly financial information for the years ended December 31, 1997 and 1996 is presented below. Effective September 30, 1997, the Company sold the assets of the CT Film division. The quarterly data is reflective of historical data adjusted for the discontinued operations of CT Film. Amounts are presented in thousands:

                                                                                For quarter ended,

                 --------------------------------------------------------------------------------------------------------------
                  December 31,  September 30,   June 30,     March 31,    December 31,  September 20,    June 30,     March 31.
                      1997          1997          1997         1997           1996          1996           1996         1996
                 --------------------------------------------------------------------------------------------------------------
Net sales         $103,344      $107,635      $110,983     $125,316       $112,745      $109,901       $108,289     $104,362
Gross Profit         5,406        14,437        32,541       17,093         27,067        28,427         25,353       23,783
Extraordinary
loss                     -             -          (694)           -              -             -              -            -
Net income (loss)   (6,889)      (12,378)        8,221        6,114          7,166         8,603          7,492        6,470



                               EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION                                  PAGE NO.

    2.1     --    First Amended Plan of Reorganization of Rexene Products
                  Company, et al., dated April 29, 1992 (filed as Exhibit
                  2.1 to the Company's Form 8-K Current Report dated July
                  7, 1992 and incorporated herein by reference).

    2.2     --    Order Confirming First Amended Plan of Reorganization,
                  dated April 29, 1992 (filed as Exhibit 2.2 to the Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    2.3     --    Plan and Agreement of Merger, between Rexene Corporation
                  and Rexene Products Company, dated as of September 11,
                  1992 (filed as Exhibit 2.3 to the Rexene Corporation's
                  (now known as Huntsman Polymers Corporation) Annual
                  Report on Form 10-K for the fiscal year ended December
                  31, 1992 and incorporated herein by reference).

    2.4     --    Agreement and Plan of Merger by and among Huntsman
                  Corporation, Huntsman Centennial Corporation and Rexene
                  Corporation dated June 9, 1997.

    3.1     --    Restated Certificate of Incorporation and the Certificate
                  of Amendment to the Certificate of Incorporation (filed as Exhibit 3(i) to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

    3.2     --    By-Laws (filed as Exhibit 3(ii) to Rexene Corporation's
                  (now known as Huntsman Polymers Corporation) Quarterly
                  Report on Form 10-Q for the quarterly period ended
                  September 30, 1997 and incorporated herein by reference).

    4.1     --    Indenture, dated as of November 29, 1994, between Rexene
                  Corporation, as Issuer, and Bank One, Texas, N.A., as
                  Trustee, for $175,000,000 11 3/4% Senior Notes due 2004
                  (filed as Exhibit 4.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form
                  10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

    4.2.1   --    Stockholder Rights Agreement, between Rexene Corporation
                  and American Stock Transfer & Trust Company, as Rights
                  Agent, dated as of January 26, 1993 (filed as Exhibit
                  4.20 to Rexene Corporation's (now known as Huntsman
                  Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    4.2.2   --    Amendment No. 1 to Stockholder Rights Agreement (filed as
                  Exhibit 1 to Rexene Corporation's (now known as Huntsman
                  Polymers Corporation) Form 8-A/A filed on October 21,
                  1994 and incorporated herein by reference).

    4.2.3   --    Amendment No. 2 to Stockholder Rights Agreement (filed as
                  Exhibit 99.4 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Form 8-A/A filed on July
                  26, 1996 and incorporated herein by reference).

    10.1*   --    Rexene Corporation 1988 Stock Incentive Plan (filed as
                  Exhibit 10.5 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Registration Statement on
                  Form S-1 (SEC No. 33-22723) and incorporated herein by reference).

    10.2*   --    Rexene Corporation 1993 Non-Qualified Stock Option Plan
                  (filed as Exhibit 10.2 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form
                  10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.3*   --    Rexene Corporation 1994 Long-Term Incentive Plan (filed
                  as Exhibit 10.2 to Amendment No. 1 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Registration Statement on Form S-3 (SEC File
                  No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

    10.4*   --    Non-Qualified Stock Option Plan for Outside Directors of
                  Rexene Corporation's (now known as Huntsman Polymers
                  Corporation) (filed as Exhibit 10.3 to Rexene
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.5*   --    1995 Stock Option Plan for Outside Directors (filed as
                  Exhibit 10.19 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 and incorporated herein by reference).

    10.6*   --    Rexene Corporation Supplemental Executive Retirement Plan
                  (filed as Exhibit 10.3 to Amendment No. 1 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Registration Statement on Form S-3 (SEC File
                  No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

    10.6.1* --    Amendment No. 1 to Rexene Corporation Supplemental Executive
                  Retirement Plan, dated as of June 1, 1996 (filed as
                  Exhibit 10.6.1 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

    10.6.2* --    Amendment No. 2 to Rexene Corporation Supplemental Executive
                  Retirement Plan, dated as of July 26, 1996 (filed as
                  Exhibit 10.6.2 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

    10.7.1* --    Rexene Corporation 1995 Annual Incentive Bonus Plan (filed as Exhibit 10.6.3 to Rexene Corporation's (now known as
                  Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

    10.7.2* --    Rexene Corporation Executive Management Committee Annual
                  Incentive Plan (filed as Exhibit 10.7.2 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.7.3* --    Rexene Corporation 1996 Performance Unit Program for
                  Executive Officers (filed as Exhibit 10.7.3 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.7.4* --    Rexene Corporation Long Term Performance Unit Program for
                  Executive Officers (filed as Exhibit 10.7.4 to Rexene
                  Corporation's (now known as Huntsman Polymers
                  Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

    10.8    --    First Amended Asset Purchase Agreement, dated as of September
                  26, 1997, between Huntsman Polymers Corporation and
                  Huntsman Packaging Corporation (filed as Exhibit 2.1 to
                  Huntsman Polymers Corporation's Current Report on Form
                  8-K filed on October 21, 1997 and incorporated herein by reference).

    10.9    --    Intercompany Loan Agreement, dated as of August 27, 1997,
                  between Huntsman Group Holdings Finance Corporation and
                  Huntsman Polymers Corporation, dated as of August 27,
                  1997 (filed as Exhibit 10.1 to Huntsman Polymers
                  Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

    16.1    -     Letter re: Change in Certifying Accountant (filed as Exhibit
                  16 to Huntsman Polymers Corporation's Current Report on
                  Form 8-K filed on August 29, 1997 and incorporated herein by reference).

    21.1    --    Subsidiaries of Huntsman Polymers Corporation.

    27.1    --    Financial Data Schedule.