Form 10-Q
period 1998-03-31
HUNTSMAN POLYMERS CORP
filed 1998-05-15
CIK 829218

============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q
                            ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                         COMMISSION FILE NUMBER 1-9988

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


     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No ( )


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes (X)  No ( )


     At May 14, 1998, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.
============================================================================


                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                      FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31, 1998

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                          PAGE
------    ---------------------

Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . . .   3

          Consolidated Balance Sheets at March 31, 1998 and
          December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .   3

          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . .   5

          Notes to Consolidated Financial Statements  . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .  11

PART II   OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  15

SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS




                     HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets (Unaudited)
                          March 31, 1998 and December 31, 1997

                                                                 MARCH 31, 1998      DECEMBER 31, 1997
                                                                 --------------      -----------------

                                                                        (Thousands of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                           $       -             $        -
  Accounts and notes receivables, net                                    19,489                 21,900
  Accounts and advances receivable -- Affiliates                         58,420                 78,396
  Inventories                                                            49,589                 57,443
  Current income taxes                                                    3,878                      -
  Deferred income taxes                                                   5,477                  5,543
  Other current assets                                                   19,385                 20,062
                                                                     ----------             ----------
    Total current assets                                                156,238                183,344
                                                                     ----------             ----------
  Net properties, plant and equipment                                   780,066                727,418
  Intangible assets, net                                                  9,254                  8,446
  Other noncurrent assets                                                23,723                 23,915
                                                                     ----------             ----------
    Total assets                                                     $  969,281             $  943,123
                                                                     ==========             ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                    $  43,673             $   52,740
  Accounts payable -- Affiliates                                          5,222                  6,404
  Accrued liabilities                                                    14,645                 19,216
  Accrued interest                                                        6,860                  1,723
                                                                      ---------             ----------
    Total current liabilities                                            70,400                 80,083
                                                                      ---------             ----------
  Long-term debt                                                        174,882                174,882
  Long-term debt - Affiliates                                           350,300                309,590
  Deferred income taxes                                                 167,483                166,219
  Other noncurrent liabilities                                           41,575                 43,550
                                                                      ---------             ----------
    Total liabilities                                                   804,640                774,324
                                                                      ---------             ----------

Stockholder's equity:
  Common Stock ($0.01 par value: 1 million shares authorized                  -                      -
  1,000 shares issued and outstanding)
  Additional paid-in capital                                            173,500                173,500
  Retained earnings (deficit)                                            (8,859)                (4,701)
                                                                      ---------             ----------
    Total stockholder's equity                                          164,641                168,799
                                                                      ---------             ----------
    Total liabilities and stockholder's equity                       $  969,281             $  943,123
                                                                     ==========             ==========

                See accompanying notes to financial statements



                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     PREDECESSOR COMPANY
                                                                                     -------------------
                                                                 THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                   MARCH 31, 1998      MARCH 31, 1997
                                                                 ------------------  ------------------

                                                                         (Thousands of dollars)
REVENUES
  Trade sales and services                                           $   28,390             $  125,316
  Affiliate sales                                                        71,970                      -
                                                                     ----------             ----------
                                                                        100,360                125,316

COST OF GOODS SOLD                                                       93,762                108,223
                                                                     ----------             ----------
GROSS PROFIT                                                              6,598                 17,093

EXPENSES
  Selling, general and administrative                                     3,573                  8,460
  Research and development                                                1,765                  1,442
  Reversal of environmental accrual                                           -                 (9,000)
                                                                     ----------             ----------

OPERATING INCOME                                                          1,260                 16,191

INTEREST EXPENSE, NET
  Affiliate interest                                                     (2,791)                     -
  Other interest                                                         (5,172)                (4,901)

Defense and merger costs                                                      -                 (1,208)
Other expense                                                                (3)                  (174)
                                                                     ----------             ----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (6,706)                 9,908

Income tax expense (benefit)                                             (2,548)                 3,762
                                                                     ----------             ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                             (4,158)                 6,146

Loss from discontinued operations (net of income
    tax benefit of $14)                                                       -                    (32)
                                                                     ----------             ----------
NET INCOME (LOSS)                                                      $ (4,158)            $    6,114

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustment (net of income tax
    benefit of $337) -- discontinued operations                               -                   (549)
                                                                     ----------             ----------
COMPREHENSIVE INCOME (LOSS)                                            $ (4,158)            $    5,565
                                                                     ==========             ==========

                See accompanying notes to financial statements


                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 PREDECESSOR COMPANY
                                                                                                 -------------------
                                                                            THREE MONTHS             THREE MONTHS
                                                                               ENDED                    ENDED
                                                                           MARCH 31, 1998           MARCH 31, 1997
                                                                           --------------           --------------
                                                                                    (Thousands of dollars)
Operating Activities
Net income (loss)                                                            $  (4,158)               $  6,114
Reconciliation to net cash provided by (used in) continuing operations:
 Loss from discontinued operations                                                   -                      27
 Depreciation and amortization                                                  10,958                   5,383
 Deferred income taxes                                                           1,330                   4,679
 Amortization of debt issuance costs                                               198                     430
 Changes in operating working capital (net of acquisition):
  Receivables                                                                   (3,775)                    157
  Inventories                                                                    7,854                   4,245
  Other current assets                                                             677                  (2,254)
  Accounts payable                                                             (10,249)                (19,788)
  Income taxes                                                                  (3,878)                  1,069
  Other current liabilities                                                        566                     981
 Deferred charges and other noncurrent assets                                     (814)                    846
 Deferred credits and other noncurrent liabilities                              (1,975)                 (8,869)
                                                                             ---------                --------
  Net cash (used in) continuing operations                                      (3,266)                 (6,980)
  Net cash provided by discontinued operations                                       -                     996
                                                                             ---------                --------
  Net cash (used in) operating activities:                                      (3,266)                 (5,984)

INVESTING ACTIVITIES
Advances receivable - affiliates                                                26,162                       -
Capital expenditures of continuing operations                                  (63,606)                (19,861)
Capital expenditures of discontinued operations                                      -                  (1,295)
                                                                             ---------                --------
 Net cash used in investing activities                                         (37,444)                (21,156)

FINANCING ACTIVITIES
Intercompany borrowing from parent                                              40,710                       -
Bank borrowing, net of repayment                                                     -                  48,000
Debt issuance costs and other                                                        -                    (144)
Repayment of advance payment from customer                                           -                    (900)
Cash dividends paid                                                                  -                    (752)
Repurchase of common stock                                                           -                    (159)
Proceeds  of issuance of common stock                                                -                      52
                                                                             ---------               ---------
  Net cash provided by financing activities                                     40,710                  46,097

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     -                  18,957
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                    -                     714
                                                                             ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                  $       -               $  19,671
                                                                             =========               =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                       $       -               $   1,448
Cash paid for income taxes                                                   $       -               $     257

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

          The Merger closed on August 27, 1997.

          The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

               Sources of Funds:
                 Loan agreement with HGHFC                  $    225,067
                 Equity Contribution                             173,500
                 Rexene Working Capital                            3,382
                                                            ------------
                   Total                                    $    401,949
                                                            ------------
               Uses of Funds:
                 Payment of the Merger Consideration        $    301,614
                 Liquidation of Rexene debt                      100,080
                 Transaction fees and expenses (1)                   255
                                                            ------------
                   Total                                    $    401,949
                                                            ------------
___________________

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

          The allocation of the $308 million Merger consideration (including fees and expenses) is summarized as follows (in thousands of dollars):

               Current assets                               $    100,140
               CT Business                                        70,000
               Plant and equipment                               700,776
               Other non-current assets                           55,006
               Liabilities assumed                              (617,533)
                                                            ------------
                 Total                                      $    308,389
                                                            ------------

          The following unaudited pro forma data has been prepared assuming that the Merger and related financing and the sale of the Company's polymer film manufacturing business known as the CT Film Division ("CT Business") (see note two) were consummated on January 1, 1997. Amounts are in thousands.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1998             1997
                                                Actual         Pro Forma
                                             ----------------------------
               Revenues                      $  100,360      $  125,316
               Net income (loss)                 (4,158)            353

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

2.   DISCONTINUED OPERATIONS

          The Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations prior to the Effective Date. Revenues of the CT Business were $39,691 thousand for the three months ended March 31, 1997.
In connection with the sale, the Company received $70 million in cash, and the buyer assumed approximately $8 million in current liabilities. No gain or loss was realized on the sale of the CT Film assets because the value assigned in the purchase accounting allocation was equal to the selling price, as adjusted for September's operating results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Intangible Assets

          Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Other intangible assets are stated at their fair market values at the time of the Merger and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement and are included in "Intangible assets, net."

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

Financial Instruments

          The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying values of the affiliate loans and capital lease approximate fair value as they bear interest at a floating rate plus an applicable margin. The fair value of the Company's 11 3/4% Senior Notes due 2004 (the "11 3/4% Senior Notes") were derived from quoted market prices.

4.   INVENTORIES

          Inventories consist of the following (in thousands):

                                                  March 31,1998       December 31, 1997
                                                  -------------       -----------------

               Raw materials                        $   9,237             $  11,297
               Work in progress                         6,792                 7,952
               Finished goods                          33,560                38,194
                                                    ---------             ---------
                                                    $  49,589             $  57,443
                                                    =========             =========

5.   LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):

                                                  March 31,1998       December 31, 1997
                                                  -------------       -----------------
               Intercompany borrowings              $ 297,740             $ 258,055
               Capital lease - Affiliate               50,000                50,000
               11 3/4% Senior Notes due 2004          174,882               174,882
               Other                                    2,560                 1,535
                                                    ---------             ---------
                                                    $ 525,182             $ 484,472
                                                    =========             =========

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

          On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's REXflexregistered trademarkFPO facility in Odessa, Texas. On
August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. The Company is obligated to make quarterly lease payments through September 30, 2002. The lease is secured by all of the fixed assets associated with the FPO facility.

          The 11 3/4% Senior Notes rank pari passu in right of payment with all senior unsecured borrowings of the Company, including a portion of the borrowings under the intercompany loan agreement. The 11 3/4% Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. Interest is payable on the Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 11 3/4% Senior Notes. The 11 3/4% Senior Notes are not redeemable, in whole or in part, prior to December 31, 1999.

6.   CONTINGENCIES

          The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $8.3 million accrued in the March 31, 1998 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments and corrective measures pertaining to groundwater and solid waste management units continue to be developed and implemented respectively. Costs associated with these unit closures are included in the aforementioned environmental accrual figure. The Company received approval to allow closure of five solid waste management units, which permitted a reduction in the accrual for potential environmental liability of $9.0 million in the first quarter of 1997. The Company historically disposed of its wastewater from the Odessa facility through injection wells operated under permits from the Texas Natural Resources Conservation Commission ("TNRCC"). Due to concerns by the agency regarding the operation of these underground injection wells, and their intention not to renew the permits after they expired in December 1997, the Company entered into an agreement with the City of Odessa and the Gulf Coast Water Disposal Authority pursuant to which the latter is currently disposing of the wastewater through the refurbished Odessa South Wastewater Treatment Facility, a publicly-owned-treatment-works ("POTW"). The cost of refurbishing the City's wastewater treatment facility, which was approximately $8.0 million, has been financed principally by the Company. This facility was brought on-line in October and November of 1997. Wastewater is pumped into this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further use. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Through September 30, 1997, Huntsman Polymers Corporation, formerly Rexene Corporation, conducted its business through two operating divisions: the Rexene Products division, which manufactured polyethylene, polypropylene, APAO, FPO, styrene, and olefins and the CT Film division, which manufactured plastic film. On September 30, 1997, the Company sold the CT Film Business to Huntsman Packaging Corporation, an affiliate of the Company ("Huntsman Packaging"). The Company now consists solely of those assets which formerly comprised Rexene Products division. Consequently, management believes that a description of the CT Business' results and financial condition of the CT Business is not meaningful to an evaluation of the Company's results of operations or financial condition.

          The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Like most of the companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in 1997 will continue throughout 1998.

          Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales excluding those costs associated with the CT Business decreased from 38% for the first three months of 1997 to 29% for the first three months of 1998. Lower industry inventory levels of crude oil, natural gas and NGL feedstocks and unexpected supply disruptions caused feedstock prices to increase in late 1996 and remain high in early 1997. The Company's inability in the first quarter of 1997 to pass on the full amount of the increase in feedstock costs to customers had a significant impact on operating results for that period; however, feedstock prices decreased midway through the first quarter of 1997 due to higher inventory levels and a fairly mild winter season, favorably impacting the Company's earnings. Management believes that feedstock prices will trend downward through mid-second quarter 1998 and stabilize throughout the remainder of the year.

RESULTS OF OPERATIONS

          The Merger of Rexene and Centennial effective on the Effective Date for financial accounting purposes, resulted in the implementation of a new basis of accounting and thus new carrying values for certain of the Company's assets, liabilities, and equity. The Company's consolidated financial statements reflect this new basis of accounting beginning with the date of the Merger. The Company's operations after the Effective Date are significantly affected by (1) the incremental depreciation associated with the net increase in property, plant and equipment, (2) the impact on interest expense of the replacement of selected debt vehicles with intercompany debt, and (3) the deferred income tax affect adjustments associated with these adjustments. For these reasons, among others, certain financial information for periods before and after the Effective
Date is not comparable.

          Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for all periods presented. The following discussion is based on a comparison of the three months ended March 31, 1998 and 1997 in the context of historical data adjusted for discontinued operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues

          The Company's revenue decreased by $24.9 million to $100.4 million for the three months ended March 31, 1998 from $125.3 million for the three months ended March 31, 1997 primarily due to decreases in sales of styrene, polyethylene, polypropylene, and olefin/feedstock sales, partially offset by an increase in FPO sales. Styrene sales decreased $6.9 million due to a decrease in average sales price of 2.4 cents per pound and a decrease in sales volumes of 19.5 million pounds, primarily the result of a transformer outage at the styrene plant during the first quarter of 1998. Polyethylene sales decreased $3.5 million due to a decrease in average sales price of
1.1 cents per pound and a decrease in sales volumes of 5.6 million pounds. Polypropylene sales decreased $3.6 million due to a decrease in average sales price of 3.9 cents per pound and a decrease in sales volumes of 3.9 million pounds. Olefin/feedstock and other sales decreased $15.2 million primarily due to a decrease in the olefin average sales price of 3.3 cents per pound and a decrease in the olefin sales volumes of 4.9 million pounds. FPO sales increased $4.3 million primarily due to an increase in the average sales price and sales volumes.

Gross Profit

          The Company's gross profit decreased by $10.5 million to $6.6 million for the three months ended March 31, 1998 from $17.1 million for the three months ended March 31, 1997. The Company's gross profit as a percentage of sales decreased from 13.8% for the three months ended March 31, 1997 to 6.6% for the three months ended March 31, 1998. This decrease was principally due to decreases in sales prices and volumes sold of the polyethylene, styrene and olefin/feedstock sales as described above, partially offset by a decrease in manufacturing costs of $14.2 million for the olefins/feedstocks. Additionally, $5.5 million of increased depreciation resulting from the Merger was expensed during the three months ended March 31, 1998, resulting in an equivalent decrease in the gross profit for that period.

Selling, General and Administrative Expenses

          The Company's selling, general and administrative expenses decreased $4.9 million from $8.5 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998 principally due to an administrative restructuring completed following the Merger.

Research and Development Expenses

          The Company's research and development expenses increased $0.4 million from $1.4 million for the three months ended March 31, 1997 to $1.8 million for the three months ended March 31, 1998 principally due to increased salary expense and an increased percentage of allocated corporate overhead resulting from a reorganization of the research and development expense structure.

Reversal of Environmental Accrual

          An environmental accrual established in prior years was reduced by $9.0 million during the three months ended March 31, 1997 as a result of modifications to the Company's remedial action plans at the Company's
Odessa Facility that were approved by the Texas Natural Resources
Conservation Commission ("TNRCC").

Interest Expense, Net

          The Company's net interest expense increased $3.1 million from $4.9 million for the three months ended March 31, 1997 to $8.0 million for the three months ended March 31, 1998 principally due to increased interest charges incurred in conjunction with the Company's intercompany debt for the quarter ended March 31, 1998 as compared to the charges incurred in conjunction with the bank debt held during the same period of the prior year, as well as higher levels of debt outstanding.

Income Tax Expense

          Income tax expense decreased from $3.8 million of expense for the three months ended March 31, 1997 to $2.5 million of benefit for the three months ended March 31, 1998 due to decreased operating results.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities for the three months ended March 31, 1998 was $3.3 million, a decrease of $2.7 million over the same period in 1997. This decrease was primarily attributable to a lower net investment in working capital and an increase in noncurrent liabilities and noncash items, partially offset by a decline in net income.

          Net cash used in investing activities for the three months ended March 31, 1998 was $37.4 million, an increase of $16.3 million over the same period in 1997. This increase was primarily attributable to a higher level of capital spending resulting from the Company's modernization and expansion program, partially offset by a decrease in the advances receivable due from an affiliate of the Company.

          Net cash provided by financing activities for the three months ended March 31, 1998 was $ 40.7 million, a decrease of $5.4 million over the same period in 1997. This decrease was primarily attributable to a lower level of intercompany borrowings for the quarter ended March 31, 1998 as compared to bank borrowings incurred in the same period of the previous year.

          In connection with the Merger, the Company entered into the Intercompany Loan Agreement with HGHFC, a wholly-owned subsidiary of Huntsman. As of March 31, 1998, the Company owed $297.7 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the
Company may borrow additional amounts under the Loan Agreement.   The
Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

          Capital expenditures for the three months ended March 31, 1998 were $63.6 million. The $42.5 million increase in capital expenditures for the three months ended March 31, 1998 compared to the same period in 1997 was due primarily to additional spending in connection with the Company's modernization and expansion program, partially offset by the absence of capital spending at the Company's discontinued operations. The two primary components remaining in the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new LLDPE facility. The Company expects to complete these projects in the first quarter of 1999 and expects to incur an additional
$135 million in capital expenditures to $160 million in capital expenditures in connection with these projects. Substantially all of such additional spending will occur in the remainder of 1998.

          The Company believes that, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the 11 3/4% Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products and raw material costs.

          A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately
$8.3 million accrued in the March 31, 1998 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

          The Company historically disposed of its wastewater from the Odessa facility through injection wells operated under permits from the TNRCC.
Due to concerns by the agency regarding the operation of these underground injection wells, and their intention not to renew the permits after they expired in December 1997, the Company entered into an agreement with the City of Odessa and the Gulf Coast Water Disposal Authority pursuant to which the latter is currently disposing of the wastewater through the refurbished Odessa South Wastewater Treatment Facility, a publicly-owned-treatment-works. The cost of refurbishing the City's wastewater treatment facility, which was approximately $8.0 million, has been financed principally by the Company. This facility was brought on-line in October and November of 1997. Wastewater is pumped into this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further use.

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

    12. Changes in accounting principles and/or the application of such principles to the Company;

    13. Unavailability of, and substantial delays in, transportation of raw materials and products.

The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits
               Number         Exhibits
               --------       --------

               27             Financial Data Schedule

     (b)       Reports Submitted on Form 8-K:

          There were no reports submitted on Form 8-K during the first quarter of 1998.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUNTSMAN POLYMERS CORPORATION
                                   Registrant


Date: May 14, 1998                 By:  /s/ J. Kimo Esplin
                                        ------------------
                                            J. Kimo Esplin
                                        Senior Vice President and
                                        Chief Financial Officer


                               INDEX TO EXHIBITS

               EXHIBIT
                NUMBER                       EXHIBIT
               -------                       -------

                  27.                Financial Data Schedul