Form 10-Q
period 1998-06-30
HUNTSMAN POLYMERS CORP
filed 1998-08-17
CIK 829218

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             ------------------

                                 FORM 10-Q

                             ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to __________________
                       Commission file number 1-9988


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


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No [ ]


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes [ ]   No [ ]


      At August 14, 1998, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED JUNE 30, 1998

                             TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                    Page

Item 1.   Financial Statements...................................    2

          Consolidated Balance Sheets at June 30, 1998 and
          December 31, 1997......................................    3

          Consolidated Statements of Operations for the three
          months and six months
          ended June 30, 1998 and 1997...........................    4

          Consolidated Statements of Cash Flows for the six
          months ended June 30,
          1998 and 1997..........................................    5

          Notes to Consolidated Financial Statements.............    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................   11

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................   16

Signature .......................................................   17




PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets (Unaudited)
                    June 30, 1998 and December 31, 1997


                                           June 30, 1998    December 31, 1997
                                           -------------    -----------------
                                                (Thousands of dollars)
ASSETS
Current assets:
   Cash and cash equivalents                   $       -        $       -
   Accounts and notes receivables, net            12,156           21,900
   Accounts and advances receivable -
     Affiliates                                   22,729           78,396
   Inventories                                    53,612           57,443
   Deferred income taxes                           9,219            5,543
   Other current assets                           24,538           20,062
                                               ---------        ---------
       Total current assets                      122,544          183,344
                                               ---------        ---------

Net properties, plant and equipment              820,497          727,418
Intangible assets, net                            10,214            8,446
Other noncurrent assets                           24,543           23,915
                                               ---------        ---------
       Total assets                            $ 977,508        $ 943,123
                                               =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                            $  29,161        $  52,740
   Accounts payable - Affiliates                   1,644            6,404
   Accrued liabilities                            14,966           19,216
   Accrued interest                                1,723            1,723
                                               ---------        ---------
       Total current liabilities                  47,494           80,083
                                               ---------        ---------

Long-term debt                                   174,882          174,882
Long-term debt - Affiliates                      332,632          309,590
Deferred income taxes                            172,537          166,219
Other noncurrent liabilities                      41,299           43,550
                                               ---------        ---------
       Total liabilities                         768,844          774,324
                                               ---------        ---------

Stockholder's equity:
   Common Stock ($0.01 par value:
     1 million shares authorized
     1,000 shares issued and outstanding)              -                -
     Additional paid-in capital                  218,500          173,500
     Retained earnings (deficit)                  (9,836)          (4,701)
                                               ---------        ---------
       Total stockholder's equity                208,664          168,799
       Total liabilities and stockholder's
          equity                               $ 977,508        $ 943,123
                                               =========        =========

              See accompanying notes to financial statements




                    HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Operations (Unaudited)

                                                  Predecessor                       Predecessor
                                                    Company                           Company
                                                 -------------                     -------------
                                Three Months     Three Months      Six Months       Six Months
                                    Ended          Ended              Ended            Ended
                                June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                -------------    -------------    -------------    -------------
                                                        (Thousands of dollars)

Revenues
  Trade sales and services        $  26,908        $ 110,983        $  55,298        $ 236,299
  Affiliate sales                    64,468                -          136,438                -
                                  ---------        ---------        ---------        ---------
                                     91,376          110,983          191,736          236,299

Cost of goods sold                   86,522           78,442          180,284          186,665
                                  ---------        ---------        ---------        ---------

Gross profit                          4,854           32,541           11,452           49,634

Expenses
  Selling, general and
    administrative                    3,684            8,470            7,257           16,930
  Research and development            1,874            1,743            3,639            3,185
  Reversal of environmental
    accrual                               -                -                -           (9,000)
                                  ---------        ---------        ---------        ---------

Operating income                       (704)          22,328              556           38,519

Interest expense, net
  Affiliate interest                 (2,988)               -           (5,779)               -
  Other interest                     (5,148)          (5,585)         (10,320)         (10,486)

Defense and merger costs                  -           (1,800)               -           (2,408)
Other income  (expense)               7,264               97            7,261             (677)
                                  ---------        ---------        ---------        ---------

Net income (loss) from
  continuing operations
  before income taxes                (1,576)          15,040           (8,282)          24,948
                                  ---------        ---------        ---------        ---------
Income tax expense (benefit)           (600)           5,685           (3,148)           9,447
                                  ---------        ---------        ---------        ---------

Net income (loss) from
  continuing operations                (977)           9,355           (5,135)          15,501

Loss from discontinued
  operations (net of income
  tax benefits of $221 and
  $399, respectively)                     -             (440)               -             (472)
                                  ---------        ---------        ---------        ---------

Net income (loss) before
  extraordinary loss                   (977)           8,915           (5,135)          15,029

Extraordinary loss (net of
  income tax benefit $425)               -              (694)               -             (694)
                                  ---------        ---------        ---------        ---------

Net income (loss)                 $    (977)       $   8,221        $  (5,135)       $  14,335

Other comprehensive income,
  net of tax:
    Foreign currency
    translation adjustment
    (net of income tax
    expense of $133 and
    income tax benefit of
    $203, respectively) -
    discontinued operations               -              218               -              (332)
                                  ---------        ---------        ---------        ---------

Comprehensive income (loss)       $    (977)       $   8,439        $  (5,135)       $  14,003
                                  =========        =========        =========        =========

                       See accompanying notes to financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)


                                                                 Predecessor
                                                                   Company
                                                                -------------
                                                                 Six Months
                                                  Six Months       Ended
                                                  Ended, 1998   June 30, 1997
                                                  -----------   -------------


Operating Activities
Net income (loss)                                  $ (5,135)      $ 14,335
Reconciliation to net cash provided by
  (used in) continuing operations:
    Loss from discontinued operations                     -            472
    Depreciation and amortization                    22,301         10,806
    Deferred income taxes                             2,642          6,177
    Amortization of debt issuance costs                 434            903
    Extraordinary loss, net of income taxes               -            694
    Changes in operating working capital
      (net of acquisition):
        Receivables                                  10,505           (715)
        Inventories                                   3,831          1,861
        Other current assets                         (4,476)            (2)
        Accounts payable                            (29,807)       (22,127)
        Current income taxes                              -          2,292
        Other current liabilities                    (4,250)          (671)
    Deferred charges and other noncurrent
      assets                                         (3,053)        (2,370)
    Deferred credits and other noncurrent
      liabilities                                    (2,251)        (9,259)
                                                   --------       --------
        Net cash provided by (used in)
          continuing  operations                     (9,259)         2,396

Net cash provided by (used in) discontinued
  operations                                              -            474
                                                   --------       --------
        Net cash provided by operating
          activities                                 (9,259)         2,870

Investing Activities
Advances receivable - affiliates                     49,029              -
Capital expenditures of continuing operations      (107,812)       (46,029)
Capital expenditures of discontinued
  operations                                              -         (2,462)
Purchase of intangible assets                             -           (750)
                                                  ---------       --------
    Net cash used in investing activities           (58,783)       (49,241)

Financing Activities
Intercompany borrowing from parent                   23,042              -
Bank borrowing, net of repayment                          -         89,750
Debt issuance costs and other                             -         (3,090)
Repayment of advance payment from customer                -         (1,800)
Cash dividends paid                                       -         (1,505)
Repurchase of common stock                                -           (166)
Proceeds of capital contribution by parent           45,000              -
Proceeds  of issuance of common stock                     -            199
                                                  ---------       --------
    Net cash provided by financing activities        68,042         83,388

Increase (Decrease) in Cash and Cash
  Equivalents                                             -         37,017
Cash and Cash Equivalents at Beginning of
  Period                                                  -            714
                                                  ---------       --------
Cash and Cash Equivalents at End of Period        $       -       $ 37,731
                                                  =========       ========

Supplemental Cash Flow Information:
Cash paid for interest                            $  10,274       $ 14,118
Cash paid for income taxes                        $      19       $    991


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

        The Merger closed on August 27, 1997.

        The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

        Sources of Funds:
            Loan agreement with HGHFC              $   225,067
            Equity Contribution                        173,500
            Rexene Working Capital                       3,382
                                                   -----------
               Total                               $   401,949
                                                   -----------
        Uses of Funds:
           Payment of the Merger Consideration     $   301,614
           Liquidation of Rexene debt                  100,080
           Transaction fees and expenses (1)               255
                                                   -----------
                Total                              $   401,949
                                                   -----------
       -------------------
       (1) Total transaction fees and expenses totaled $6.8 million, of which $0.3 million was paid on August 27, 1997. The remainder were paid using funds provided by operations.


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

        The allocation of the $308 million Merger consideration (including fees and expenses) is summarized as follows (in thousands of dollars):

        Current assets                    $   95,569
        CT Business                           70,000
        Plant and equipment                  700,697
        Other non-current assets              44,254
        Liabilities assumed                 (599,131)
                                          ----------
             Total                        $  308,389
                                          ----------


        The following unaudited pro forma data has been prepared assuming that the Merger and related financing and the sale of the Company's polymer film manufacturing business known as the CT Film Division ("CT Business") (see note two) were consummated on January 1, 1997. Amounts are in thousands.

                        Three Months Ended June     Six Months Ended June
                                  30,                        30,
                           1998         1997          1998        1997
                          Actual     Pro Forma       Actual     Pro Forma
                        ---------    ---------     ---------    ---------

   Revenues             $  91,376    $ 110,983     $ 191,736    $ 236,299
   Net income (loss)    $    (977)   $   6,031     $  (5,135)   $   9,138


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

2.  Discontinued Operations

        The Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations prior to the Effective Date. Revenues of the CT Business were $41.0 million and $79.4 million for the three months ended June 30, 1997. In connection with the sale, the Company received $70.0 million in cash, and the buyer assumed approximately $8.0 million in current liabilities. No gain or loss was realized on the sale of the CT Film assets because the value assigned in the purchase accounting allocation was equal to the selling price, as adjusted for September's operating results.

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

5.  Inventories

        Inventories consist of the following (in thousands):

                               June 30,1998      December 31, 1997
                               ------------      -----------------

        Raw materials            $  8,047            $ 11,297
        Work in progress            8,263               7,952
        Finished goods             37,302              38,194
                                 --------            --------
                                 $ 53,612            $ 57,443
                                 ========            ========

6.  Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                       June 30,1998     December 31, 1997
                                       ------------     -----------------

     Property, plant and equipment      $ 857,375           $ 741,954
     Less accumulated depreciation        (36,878)            (14,536)
                                        ----------          ----------
                                        $ 820,497           $ 727,418
                                        ==========          ==========

7.  Long-Term Debt

        Long-term debt consists of the following (in thousands):


                                       June 30,1998     December 31, 1997
                                       ------------     -----------------

     Intercompany borrowings            $ 279,048           $ 258,055
     Capital lease - Affiliate             50,000              50,000
     11 3/4% Senior Notes due 2004        174,882             174,882
     Other                                  3,584               1,535
                                        ---------           ---------
                                        $ 507,514           $ 484,472
                                        =========           =========

8.  Contingencies

        The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $8.2 million accrued in June 30, 1998 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments and corrective measures pertaining to groundwater and solid waste management units continue to be developed and implemented respectively. Costs associated with these unit closures are included in the aforementioned environmental accrual figure. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

Railroad Commission Enforcement Action

        On May 20, 1998, the Company received a Notice of Opportunity for Hearing and Original Complaint in an administrative enforcement action initiated by the Railroad Commission of Texas ("Railroad Commission"). The action arises out of an incident occurring on February 5, 1998 when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when it came in contact with an electrical power line. There were no injuries and no significant property damage resulted. The Railroad Commission contends that the release resulted from violations of Statewide Rule 95 relating to underground storage of hydrocarbons. The Railroad Commission alleges violations of operating, monitoring and record-keeping requirements of Statewide Rule 95 and seeks administrative penalties in the amount of $345,000. While the Company does not dispute that a release occurred due to an isolated incident of operator error, the Company does dispute the Railroad Commission's position regarding the circumstances giving rise to the release. On June 17, 1998 the Company answered the Complaint and contested most of the violations alleged by the Railroad Commission.

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

        The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Like most of the companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in the first half of 1998 will continue throughout the balance of 1998 and 1999. Like most of the companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant.

        Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales excluding those costs associated with the CT Business decreased from 40% for the first six months ended June 30, 1997 for the same period in 1998.

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

        Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for all periods presented. The following discussion is based on a comparison of the three months and six months ended June 30, 1998 and 1997 in the context of historical data adjusted for discontinued operations.


Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenues

        The Company's revenue decreased by $19.6 million to $91.4 million for the three months ended June 30, 1998 from $110.0 million for the three months ended June 30, 1997. The major factors contributing to the drop in revenue were the downward slide in feedstock sales prices as well as the over-supply of polyethylene, polypropylene, and styrene in the market. These conditions were primarily attributable to additional new capacity and the inability of the industry to maintain export volumes due to continued Asian economic problems. Sales dollars were lower in polyethylene, polypropylene, styrene and feedstocks, partially offset by an increase in FPO sales. Polyethylene sales decreased $4.4 million primarily due to a decrease in sales volumes of 9.9 million pounds. Polypropylene sales decreased $7.4 million due to a decrease in average sales price of 10.5 cents per pound and a decrease in sales volumes of 6.3 million pounds. Styrene sales decreased $7.0 million due to a decrease in average sales price of 4.4 cents per pound and a decrease in sales volumes of 16.1 million pounds. Other sales, primarily comprised of feedstocks, decreased $3.3 million. FPO sales increased $2.7 million primarily due to an increase in average sales price and pounds sold.

Gross Profit

        The Company's gross profit decreased by $27.6 million to $4.9 million for the three months ended June 30, 1998 from $32.5 million for the three months ended June 30, 1997. The Company's gross profit as a percentage of sales decreased from 29.3% for the three months ended June 30, 1997 to 5.3% for the three months ended June 30, 1998. This decrease was principally due to decreases in sales prices and volumes of polyethylene, styrene and feedstocks as described above. The major factors contributing to the drop in the gross profits were higher manufacturing costs dues mainly to the effects of the transformer outage which occurred in the first quarter, downward pressure on pricing and a weak export product.

Selling, General and Administrative Expenses

        The Company's selling, general and administrative expenses decreased $4.8 million from $8.5 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998 principally due to an administrative restructuring following the Merger.

Interest Expense, Net

        The Company's net interest expense increased $2.5 million from $5.6 million for the three months ended June 30, 1997 to $8.1 million for the three months ended June 30, 1998. This increase was principally due to higher interest rates on the Company's intercompany debt for the quarter ended June 30, 1998 as compared to the interest rates on the bank debt held during the same period of the prior year, as well as higher levels of debt outstanding.

Other Income

        The Company's other income increased $7.2 million to $7.3 million for the three months ended June 30, 1998 as compared to the same period in 1997. Substantially all of the increase in other income is due to one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs.

Income Tax Expense

        Income tax expense decreased from $5.7 million of expense for the three months ended June 30, 1997 to $0.6 million of benefit for the three months ended June 30, 1998 due to decreased operating results.


Six months ended June 30, 1998 compared to six months ended June 30, 1997

Revenues

        The Company's revenue decreased by $44.6 million to $203.3 for the six months ended June 30, 1998 from $236.3 million for the six months ended June 30, 1997. The major factors contributing to the drop in revenue were the downward slide in feedstock sales prices as well as the over-supply of polyethylene, polypropylene and styrene in the market. These conditions were primarily attributed to additional new capacity and the inability of the industry to maintain export volumes due to continued Asian economic problems. Sales dollars were lower in polyethylene, polypropylene, styrene and feedstocks , partially offset by an increase in FPO sales. Polyethylene sales decreased $7.8 million primarily due to a decrease in sales volumes of 5.6 million pounds. Polypropylene sales decreased $11.0 million due to a decrease in average sales price of 7.1 cents per pound and a decrease in sales volumes of 10.2 million pounds. Styrene sales decreased $13.8 million due to a decrease in average sales price of 3.3 cents per pound and a decrease in sales volumes of 35.6 million pounds. Other sales, primarily comprised of feedstocks, decreased $17.3 million. FPO sales increased
$7.0 million primarily due to an increase in average sales price and pounds sold.

Gross Profit

        The Company's gross profit decreased by $38.1 million to $11.5 million for the six months ended June 30, 1998 from $49.6 million for the six months ended June 30, 1997. The Company's gross profit as a percentage of sales decreased from 21.0% for the six months ended June 30, 1997 to 6.0% for the six months ended June 30, 1998. This decrease was principally due to decreases in sales prices and volumes of polyethylene, styrene and feedstock sales as described above. The major factors contributing to the drop in gross profit were higher manufacturing costs due mainly to the effects of the transformer outage which occurred in the first quarter, downward pressure on pricing and a weak export market.

Selling, General and Administrative Expenses

        The Company's selling, general and administrative expenses decreased $9.6 million from $16.9 million for the six months ended June 30, 1997 to $7.3 million for the six months ended June 30, 1998 principally due to administrative restructuring following the Merger.

Reversal of Environmental Accrual

        An environmental accrual established in prior years was reduced by $9.0 million during the first quarter of 1997 as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility that were approved by the Texas Natural Resources Conservation Commission ("TNRCC").

Other Income

        The Company's other income increased $8.0 million to $7.3 million for the six months ended June 30, 1998 from $0.7 million loss for the six months ended June 30, 1997. Substantially all of the increase in other income is due to one time events relating to licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs.

Interest Expense, Net

        The Company's net interest expense increased $5.6 million from $10.5 million for the six months ended June 30, 1997 to $16.1 million for the six months ended June 30, 1998. This increase was principally due to higher interest rates on the Company's intercompany debt for the six months ended June 30, 1998 as compared to the interest rates on the bank debt held during the same period of the prior year, as well as higher levels of debt outstanding.

Income Tax Expense

        Income tax expense decreased from $9.4 million of expense for the six months ended June 30, 1997 to $3.1 million of benefit for the six months ended June 30, 1998 due to decreased operating results.

Liquidity and Capital Resources

        Net cash used in operating activities for the six months ended June 30, 1998 was $9.2 million, as compared to net cash provided by operations of $2.9 million in the same period in 1997. This decrease was primarily attributable to a decline in net income, as described above, partially offset by higher levels of depreciation and a lower net investment in working capital.

        Net cash used in investing activities for the six months ended June 30, 1998 was $58.8 million, an increase of $ 9.6 million over the same period in 1997. This increase was primarily attributable to a higher level of capital spending resulting from the Company's modernization and expansion program, partially offset by collections of advances receivable due from an affiliate of the Company.

        Net cash provided by financing activities for the six months ended June 30, 1998 was $68.0 million, a decrease of $15.4 million over the same period in 1997. This decrease was primarily attributable to a lower level of intercompany borrowings for the six months ended June 30, 1998 as compared to bank borrowings incurred in the same period of the previous year, as well as a $45.0 million equity contribution to the Company by its parent in the first six months of 1998.

        In connection with the Merger, the Company entered into an intercompany loan agreement with HGHFC, (the "Intercompany Loan Agreement") a wholly-owned subsidiary of Huntsman. As of June 30, 1998, the Company owed $332.2 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

        Capital expenditures for the six months ended June 30, 1998 were $107.8 million. The $61.8 million increase in capital expenditures for the six months ended June 30, 1998 compared to the same period in 1997 was due primarily to additional spending in connection with the Company's modernization and expansion program. The two primary components of the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new LLDPE facility.
The estimated total costs of these projects have increased from prior estimates by 17% due to a revision of engineering estimates associated with labor and material costs. The Company expects to spend $175.0 million during the second half of 1998 in connection with these projects. These projects are scheduled for completion during the fourth quarter of this year.

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

        A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $8.2 million accrued in the June 30, 1998 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

Year 2000 Compliance

        In response to the year 2000 compliance issue, the Company has completed an inventory and assessment of all internally developed or externally acquired system components. The Company has dedicated the resources to either replace or remediate all known problems. External computing technology service providers have been contacted and have assured the Company that they will be 2000 compliant. The total cost to the Company of these efforts is estimated to be approximately $500,000 with the majority being expensed in 1998.


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


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On May 20, 1998, the Company received a Notice of Opportunity for Hearing and Original Complaint in an administrative enforcement action initiated by the Railroad Commission of Texas ("Railroad Commission"). The action arises out of an incident occurring on February 5, 1998 when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when it came in contact with an electrical power line. There were no injuries and no significant property damage resulted. The Railroad Commission contends that the release resulted from violations of Statewide Rule 95 relating to underground storage of hydrocarbons. The Railroad Commission alleges violations of operating, monitoring and record-keeping requirements of Statewide Rule 95 and seeks administrative penalties in the amount of $345,000. While the Company does not dispute that a release occurred due to an isolated incident of operator error, the Company does dispute the Railroad Commission's position regarding the circumstances giving rise to the release. On June 17, 1998 the Company answered the Complaint and contested most of the violations alleged by the Railroad Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits
           Number       Exhibits
           --------     --------
           27           Financial Data Schedule

    (b)    Reports Submitted on Form 8-K:

           There were no reports submitted on Form 8-K during the second quarter of 1998.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUNTSMAN POLYMERS CORPORATION
                                        Registrant


 Date: August 14, 1998                  By:  /s/ J. Kimo Esplin
                                            ------------------------
                                            J. Kimo Esplin
                                            Senior Vice President and
                                            Chief Financial Officer




                             INDEX TO EXHIBITS

     Exhibit
      Number               Exhibit
     --------              -------
        27                 Financial Data Schedule