Form 10-Q
period 1998-09-30
HUNTSMAN POLYMERS CORP
filed 1998-11-13
CIK 829218

----------------------------------------------------------------------------
----------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------
                                 FORM 10-Q
                           ----------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the
                 quarterly period ended September 30, 1998
                                     OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to __________________
                       Commission file number 1-9988


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


        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|


        At November 13, 1998, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.


----------------------------------------------------------------------------
----------------------------------------------------------------------------


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED SEPTEMBER 30, 1998

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION..............................................3
        Item 1.Financial Statements.........................................3
           Consolidated Balance Sheets as of September 30, 1998
             (unaudited) and December 31, 1997..............................3
           Consolidated Statements of Operations (unaudited) ...............4
           Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1998 and 1997 (unaudited)......5
           Notes to Consolidated Financial Statements (unaudited)...........6
        Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................12

PART II -- OTHER INFORMATION...............................................19
        Item 1.  Legal Proceedings.........................................19
        Item 6.  Exhibits and Reports on Form 8-K..........................20


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets


                                                       (Unaudited)
                                                   September 30, 1998    December 31, 1997
                                                   ------------------    -----------------
                                                            (Thousands of dollars)
ASSETS

Current assets:
    Cash and cash equivalents                         $             -      $             -
    Accounts and notes receivables, net                        15,007               21,900
    Accounts and advances receivable - affiliates              88,491               78,396
    Inventories                                                63,443               57,443
    Deferred income taxes                                       8,090                5,543
    Other current assets                                       12,870               20,062
                                                     ----------------    -----------------
        Total current assets                                  187,901              183,344
                                                     ----------------    -----------------

Properties, plant and equipment, net                          837,315              727,418
Intangible assets, net                                         49,902                8,446
Other noncurrent assets                                        24,975               23,915
                                                     ----------------    -----------------
        Total assets                                       $1,100,093           $  943,123
                                                     ================    =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                         $ 18,753            $  52,740
    Accounts payable - affiliates                                 105                6,404
    Accrued liabilities                                        17,602               19,216
    Accrued interest                                            6,860                1,723
                                                     ----------------    -----------------
        Total current liabilities                              43,320               80,083
                                                     ----------------    -----------------

Long-term debt                                                174,882              174,882
Long-term debt - affiliates                                   382,128              309,590
Deferred income taxes                                         146,502              166,219
Other noncurrent liabilities                                   42,831               43,550
         Total liabilities                                    789,663              774,324
                                                     ----------------    -----------------

Stockholder's equity:
     Common Stock, $0.01 par value, 1 million shares                -                    -
       authorized
     1,000 shares issued and outstanding
     Additional paid-in capital                               323,500              173,500
     Accumulated deficit                                     (13,070)              (4,701)
                                                     ----------------    -----------------
       Total stockholder's equity                             310,430              168,799
                                                     ----------------    -----------------

       Total liabilities and stockholder's equity          $1,100,093           $  943,123
                                                     ================    =================

               See accompanying notes to consolidated financial statements


                                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                               Consolidated Statements of Operations (Unaudited)


                                                             Predecessor                    Predecessor
                                                               Company                        Company
                                 Three Months  One Month      Two Months     Nine Months    Eight Months
                                    Ended        Ended          Ended           Ended           Ended
                                September 30,  September 30,   August 31,   September 30,     August 31,
                                    1998         1997            1997          1998              1997
                                 ------------  ------------  -----------    -------------  --------------
                                                         (Thousands of dollars)
Revenues
     Trade sales and services      $   24,094   $    11,573  $    71,304    $    79,392       $ 307,603
     Affiliate sales                   64,389        24,758            -        200,827               -
                                 ------------  ------------  -----------    -------------  --------------
                                       88,483        36,331       71,304        280,219         307,603

Cost of goods sold                     84,738        28,976       64,222        265,022         250,887
                                 ------------  ------------  -----------    -------------  --------------

Gross profit                            3,745         7,355        7,082         15,197          56,716

Expenses
     Selling, general and
       administrative                   2,285         2,962        3,527          9,542          19,064
     Research and development           2,165           592        1,124          5,804           4,012
     Reversal of environmental
       accrual                              -             -            -              -         (9,000)
                                 ------------  ------------  -----------   -------------  --------------

Operating income (loss)                 (705)         3,801        2,431          (149)          42,640

Interest expense, net
     Affiliate interest               (1,092)       (1,103)            -        (6,871)               -
     Other interest                   (5,278)       (1,477)      (3,416)       (15,598)        (13,890)

Defense and merger costs                    -                    (5,719)              -         (8,500)
Other income  (expense)                 1,641         (111)     (13,396)          8,902        (13,447)
                                 ------------  ------------  -----------   -------------  --------------

Net income (loss) from continuing     (5,434)         1,110     (20,100)       (13,716)           6,803
operations before income taxes

                                 ------------  ------------  -----------   -------------  --------------
Income tax expense (benefit)          (2,201)           373      (7,769)        (5,347)           3,648
                                 ------------  ------------  -----------   -------------  --------------

Net income (loss) from continuing     (3,233)           737     (12,331)        (8,369)           3,155
operations

Loss (income) from discontinued             -           218          566              -           2,692
     operations (net of income
     tax benefits of $55, $141
     and $673, respectively)
                                 ------------  ------------  -----------  -------------   --------------
Net income (loss) before              (3,233)           519     (12,897)        (8,369)             463
extraordinary loss

Extraordinary loss (net of                  -             -            -              -           (694)
income tax benefit of $425)
                                 ------------  ------------  -----------  -------------   --------------
Net income (loss)                 $   (3,233)        $  519   $ (12,897)    $   (8,369)      $    (231)

Other comprehensive income, net
of tax:  Foreign currency
translation adjustment (net of
income tax benefits of $323,
$108 and $433, respectively) -
discontinued operations                     -         (527)        (177)              -           (707)
                                 ------------  ------------  -----------  -------------  --------------
Comprehensive income (loss)       $   (3,233)  $        (8)   $ (13,074)    $   (8,369)     $     (938)
                                 ============  ============  ===========  =============  ==============

                     See accompanying notes to consolidated financial statements



                             HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows (Unaudited)


                                                                                           Predecessor
                                                                                             Company
                                                          Nine Months       One Month     Eight Months
                                                             Ended            Ended           Ended
                                                         September 30,    September 30,    August 31,
                                                             1998             1997            1997
                                                        ---------------  ---------------  -------------
                                                                    (Thousands of dollars)
Operating Activities
Net income (loss)                                           $   (8,369)          $   519    $     (231)
Reconciliation to net cash provided by (used in)
continuing operations:
     Loss from discontinued operations                                -              218          2,692
     Depreciation and amortization                               31,344            3,096         14,808
     Deferred income taxes                                        3,606              187        (2,160)
     Amortization of debt issuance costs                            651                -          1,130
     Extraordinary loss, net of income taxes                          -                -            694
     Changes in operating working capital (net of acquisition):
         Receivables                                              7,377            2,618          1,303
         Inventories                                            (6,000)          (1,701)          2,554
         Other current assets                                     7,192          (1,962)             17
         Accounts payable                                      (41,754)          (3,777)        (7,884)
         Other current liabilities                                3,523         (10,510)         20,252
     Deferred charges and other noncurrent assets               (3,459)            (279)       (20,795)
     Deferred credits and other noncurrent liabilities           ( 719)            (583)        (9,191)
                                                        ---------------  ---------------  -------------
         Net cash provided by (used in) continuing              (6,608)         (12,174)          3,189
         operations

Net cash provided by (used in) discontinued operations                -              649        (5,565)
                                                        ---------------  ---------------  -------------
         Net cash provided by operating activities:             (6,608)         (11,525)        (2,376)

Investing Activities

Acquisition of Rexene (see Note 1)                                    -        (308,369)              -
Advances receivable - affiliates                               (16,456)                -              -
Capital expenditures of continuing operations                 (199,474)          (5,736)       (72,063)
Capital expenditures of discontinued operations                       -            (147)        (3,312)
Proceeds from sale of discontinued operations                         -           70,000              -
Purchase of intangible assets                                         -                -        (1,271)
                                                        ---------------  ---------------  -------------
     Net cash used in investing activities                    (215,930)        (244,252)       (76,646)

Financing Activities
Intercompany borrowing from parent                               72,538          252,357              -
Bank borrowing, net of repayment                                      -        (100,080)         83,916
Debt issuance costs and other                                         -                -        (3,182)
Repayment of intercompany borrowings from parent                      -         (70,000)              -
Repayment of advance payment from customer                            -                               -
Cash dividends paid                                                   -                         (2,259)
Repurchase of common stock                                            -                           (166)
Proceeds of capital contribution by parent                      150,000          173,500              -
Proceeds  of issuance of common stock, net                            -                -            251
                                                        ---------------  ---------------  -------------
     Net cash provided by financing activities                  222,538          255,777         78,560

Increase (Decrease) in Cash and Cash Equivalents                      -                           (462)
Cash and Cash Equivalents at Beginning of Period                      -                -            714
Cash and Cash Equivalents at Beginning of Period for
       Discontinued Operations                                        -                -          (252)
                                                        ---------------  ---------------  -------------
Cash and Cash Equivalents at End of Period               $            -    $           -    $         -
                                                        ===============  ===============  =============
Supplemental Cash Flow Information:
Cash paid for interest                                       $   10,274                -     $   16,160
Cash paid for income taxes                                   $      180        $   2,927     $    1,064

                     See accompanying notes to consolidated financial statements


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

         The Merger closed on August 27, 1997.

         The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.


Sources of Funds:
    Loan agreement with HGHFC                         $    225,067
    Equity Contribution                                    173,500
    Rexene Working Capital                                   3,382
                                                  ----------------
       Total                                          $    401,949
                                                  ================


Uses of Funds:
   Payment of the Merger Consideration              $     301,614
   Liquidation of Rexene debt                             100,080
   Transaction fees and expenses (1)
                                                              255
                                                 ----------------
        Total                                       $     401,949
                                                 ================

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

         The allocation of the $308 million Merger consideration (including fees and expenses) was finalized during the three months ended September 30, 1998 and differs from the original allocation as follows (in thousands of dollars):


                                Final Allocation    Original Allocation
                               September 30, 1998     August 27, 1997
                             ---------------------- -------------------
Current assets                             $ 95,770            $ 95,569
CT Business                                  70,000              70,000
Plant and equipment                         639,800             701,697
Other non-current assets                     97,215              40,254
Liabilities assumed                       (594,396)           (599,131)
                             ---------------------- -------------------
     Total                                $ 308,389           $ 308,389
                             ====================== ===================

         Of the $308 million Merger consideration, $42 million has been allocated to Goodwill and will be amortized over a period of 20 years.

         The following unaudited pro forma data has been prepared assuming that the Merger and related financing and the sale of the Company's polymer film manufacturing business known as the CT Film Division ("CT Business") (see note two) were consummated on January 1, 1997. Amounts are in thousands.


                  Three Months Ended September 30,   Nine Months Ended September 30,

                      1998            1997                1998           1997
                     Actual        Pro Forma             Actual       Pro Forma
                   ----------  ------------------    ---------------- --------------
Revenues            $88,483         $107,635           $280,219      $ 343,934
Net income (loss)    (3,233)         (12,378)            (8,369)        (8,333)


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

2.   Discontinued Operations

         The Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations prior to the Effective Date. Revenues of the CT Business were $134.0 million for the three months ended September 30, 1997. In connection with the sale, the Company received $70.0 million in cash, and the buyer assumed approximately $8.0 million in current liabilities. No gain or loss was realized on the sale of the CT Business assets because the value assigned in the purchase accounting allocation was equal to the selling price, as adjusted for September's operating results.

3.   Extraordinary Loss

         The Company recorded a non-cash charge of $0.7 million (after tax) in the second quarter of 1997 to write-off certain deferred debt issuance costs as a result of a May 8, 1997 amendment to its loan agreement.

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

Intangible Assets

         Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets are stated at their fair market values at the time of the Merger and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement and are included in "Intangible assets, net."

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

Reclassifications

         Certain reclassifications in the 1997 financial statements and related footnotes have been made to conform to the 1998 presentation.

5.  Inventories

         Inventories consist of the following (in thousands):


                                  September 30, 1998       December 31, 1997
                                  ------------------      --------------------

Raw materials                     $            8,590      $             11,297
Work in progress                              11,341                     7,952
Finished goods                                43,512                    38,194
                                  ------------------      --------------------
                                  $           63,443      $             57,443
                                  ==================      ====================

6.   Property, Plant and Equipment

         The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                     September 30,         December 31, 1997
                                         1998
                                  ------------------      --------------------

Property, plant and equipment     $          880,536      $741,954
Less accumulated depreciation                (43,221)                  (14,536)
                                  ------------------      --------------------
                                  $          837,315      $            727,418
                                  ==================      ====================

7.   Long-Term Debt

         Long-term debt consists of the following (in thousands):


                                  September 30,1998        December 31, 1997
                                  ------------------      --------------------

Intercompany borrowings           $          327,518      $            258,055
Capital lease - Affiliate                     50,000                    50,000
11 3/4% Senior Notes due 2004                174,882                   174,882
Other                                          4,610                     1,535
                                  ------------------      --------------------
                                  $          557,010      $            484,472
                                  ==================      ====================

8.      Intangible Assets

         Intangible assets, net of accumulated amortization are (in thousands):


                                  September 30, 1998       December 31, 1997
                                  ------------------      --------------------

Debt issuance costs               $            7,173      $              7,173
Less accumulated amortization                (2,472)                    (1,821)
                                  ------------------      --------------------
                                  $            4,701      $              5,352
                                  ------------------      --------------------

Goodwill                          $           42,406                         $
                                                                             -
Less accumulated amortization                (2,286)                         -
                                  ------------------      --------------------
                                  $           40,120                         $
                                                                             -
                                  ------------------      --------------------

Other intangible assets           $            5,147      $              3,105
Less accumulated amortization                   (66)                      (11)
                                  ------------------      --------------------
                                  $            5,081      $              3,094
                                  ------------------      --------------------
                                  $           49,902      $              8,446
                                  ==================      ====================


9.   Contingencies

         The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. On the basis of its investigation and analysis, management believes that the approximately $8.1 million accrued in September 30, 1998 balance sheet is adequate for the total potential environmental liability with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments and corrective measures pertaining to groundwater and solid waste management units continue to be developed and implemented respectively. Costs associated with these unit closures are included in the aforementioned environmental accrual figure. The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to investigate and remediate such sites will not be significant to the Company.

Railroad Commission Enforcement Action

         On May 20, 1998, the Company received a Notice of Opportunity for Hearing and Original Complaint in an administrative enforcement action initiated by the Railroad Commission of Texas (the "Railroad Commission"). The action arose from an incident occurring on February 5, 1998 when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when it came in contact with an electrical power line. There were no injuries, and no significant property damage resulted. The Railroad Commission contended that the release resulted from violations of Statewide Rule 95 relating to underground storage of hydrocarbons. The Railroad Commission sought administrative penalties in the amount of $345,000. On November 3, 1998 the action was resolved through the entry of a Compromise Settlement Agreement and Final Order (the "Agreement") by the Railroad Commission. Pursuant to the Agreement, the allegations were settled and compromised, the Company paid an administrative penalty of $85,000 and the Railroad Commission acknowledges that the facility is now in compliance with Statewide Rule 95. The Agreement does not constitute an admission of fault.

Phillips Block Copolymer Litigation

         In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titles "Preparation of Block Copolymers," the last of which expired in 1994. After discovery proceedings were completed, the Company filed a motion for summary judgment in the United States District Court for the Southern District of Texas, Houston Division (the "Court"). On December 23, 1996, the Court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. On September 22, 1998, the Court of Appeals for the Federal Circuit decided the appeal in favor of the Company, affirming the summary judgment. To the knowledge of Management, Phillips has taken no further action.

         The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Through September 30, 1997, Huntsman Polymers Corporation, formerly Rexene Corporation, conducted its business through two operating divisions: the Rexene Products division, which manufactured polyethylene, polypropylene, APAO, FPO, styrene, and olefins and the CT Film division, which manufactured plastic film. On September 30, 1997, the Company sold the CT Business to Huntsman Packaging Corporation, an affiliate of the Company ("Huntsman Packaging"). The Company now consists solely of those assets which formerly comprised Rexene Products division. Consequently, management believes that a description of the CT Business' results and financial condition of the CT Business is not meaningful to an evaluation of the Company's results of operations or financial condition.

         The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in the first nine months of 1998 will continue throughout the balance of 1998 and 1999. Like most of the companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant.

         Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales excluding those costs associated with the CT Business increased from 27% for the first nine months ended September 30, 1997 to 29% for the same period in 1998.

Results of Operations

         The Merger of Rexene and HCC effective on the Effective Date for financial accounting purposes, resulted in the implementation of a new basis of accounting and thus new carrying values for certain of the Company's assets, liabilities, and equity. The Company's consolidated financial statements reflect this new basis of accounting beginning with the date of the Merger. The Company's operations after the Effective Date are significantly affected by (1) the incremental depreciation associated with the net increase in property, plant and equipment, (2) the impact on interest expense of the replacement of selected debt vehicles with intercompany debt, and (3) the deferred income tax adjustments associated with these adjustments. For these reasons, among others, certain financial information for periods before and after the Effective Date is not comparable.

         Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for all periods presented. The following discussion is based on a comparison of the three months and nine months ended September 30, 1998 and 1997 in the context of historical data adjusted for discontinued operations.

Three months ended September 30, 1998 compared to three months ended
  September 30, 1997

Revenues

         The Company's revenue decreased $19.1 million to $88.5 million for the three months ended September 30, 1998 from $107.6 million for the same period in 1997. The major factors contributing to the decline in revenue were the continued erosion of prices due in part to the industry's over-capacity resulting from new capacity additions and continued lower demand from other world markets, principally Asia. Sales revenue was lower in all of the Company's product lines except FPO. Polyethylene sales decreased $3.6 million to $37.9 million primarily due to lower sales prices. Polypropylene sales decreased $3.2 million to $16.9 million primarily because of a decrease in sales price. Olefins sales decreased $8.4 million to $11.9 million also resulting from a decrease in sales prices. Styrene sales decreased $6.9 million to $11.7 million primarily because of a decrease in sales volume due primarily to operating issues resulting from the transformer fire in the first quarter. The Company continues to achieve premium pricing for its polypropylene and polyethylene products significantly greater than current commodity prices.

Gross Profit

         The Company's gross profit decreased $10.7 to $3.7 million for the three months ended September 30, 1998 from $14.4 million for the same period in 1997. The Company's gross profit, as a percentage of sales, decreased to 4.2% for the three months ended September 30, 1998 from 13.4% for the three months ended September 30, 1997. This decrease was principally due to decreases in sales prices of polyethylene, polypropylene and olefins and volumes for styrene as described above as a result of downward pressure on pricing and weak export markets.

Selling, General and Administrative Expenses

         The Company's selling, general and administrative expenses decreased $4.2 million to $2.3 million for the three months ended September 30, 1998 from $6.5 million for the same period in 1997 principally due to administrative restructuring following the Merger.

Other Income (Expense)

         The Company's other income (expense) changed to an income of $1.6 million for the three months ended September 30, 1998 from an expense of $13.5 million for the same period in 1997. The change is primarily due to the $13.0 million expense incurred in September 1997 in connection with the settlement of a lawsuit with Phillips.

Net Income

         The Company's net income increased $9.2 million to a loss of $3.2 million for the three months ended September 30, 1998 from a loss of $12.4 million for the same period in 1997. The increase is a result of the reasons stated above.

Nine months ended September 30, 1998 compared to nine months ended
  September 30, 1997

Revenues

         The Company's revenue decreased $63.7 million to $280.2 million for the nine months ended September 30, 1998 from $343.9 million for the same period in 1997. The major factors contributing to the decline in revenue were the continued decline in olefins sales prices as well as reduced selling prices resulting from new capacity additions and continued lower demand from other world markets, principally Asia. Sales revenue were lower in all of the Company's product lines except FPO. Polyethylene sales decreased $11.5 million to $118.4 million primarily due to lower sales prices. Polypropylene sales decreased $14.2 million to $52.2 primarily because of a decrease in sales prices. Olefin sales decreased $25.7 million to $36.1 million also resulting from a decrease in sales prices. Styrene sales decreased $20.7 million to $41.9 million due primarily to a decrease in volume due to operating issues resulting from the transformer fire at the Odessa facility.

Gross Profit

         The Company's gross profit decreased $48.9 million to $15.2 million for the nine months ended September 30, 1998 from $64.1 million for the same period in 1997. The Company's gross profit, as a percentage of sales, decreased to 5.4% for the nine months ended September 30, 1998 from 18.6% for the nine months ended September 30, 1997. This decrease was primarily due to decreases in sales prices and volumes of polyethylene, polypropylene, styrene and olefins sales as described above due mainly to higher manufacturing costs due in part to plant upsets, downward pressure on pricing and a weak export market.

Selling, General and Administrative Expenses

         The Company's selling, general and administrative expenses decreased $12.5 million to $9.5 million for the nine months ended September 30, 1998 from $22.0 million for the same period in 1997 principally due to administrative restructuring following the Merger.

Reversal of Environmental Accrual

         An environmental accrual established in prior years was reduced by $9.0 million during the first quarter of 1997 as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility. These modifications were approved by the Texas Natural Resources
Conservation Commission ("TNRCC").

Other Income (Expense)

         The Company's other income (expense) changed to an income of $8.9 million for the nine months ended September 30, 1998 from an expense of $13.6 million for the same period in 1997. The change is primarily due to the $13.0 million expense incurred in September 1997 in connection with the settlement of a lawsuit with Phillips, with additional income in 1998 from one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs.

Interest Expense, Net

         The Company's net interest expense increased $6.0 million to $22.5 million for the nine months ended September 30, 1998 from $16.5 million for the same period in 1997. This increase was principally due to higher interest rates on the Company's intercompany debt for the nine months ended September 30, 1998 as compared to the interest rates on the bank debt held during the same period of the prior year, as well as higher levels of debt outstanding.

Net Income

         The Company's net income decreased $8.7 million to a loss of $8.4 million for the nine months ended September 30, 1998 from an income of $0.3 million for the same period in 1997. The decline is a result of the reasons stated above.

Liquidity and Capital Resources

         Net cash used in operating activities for the nine months ended September 30, 1998 was $8.7 million, as compared to $13.9 million in the same period in 1997. Although the net loss and the net investment in working capital were greater in the 1998 period than the 1997 period, these were substantially offset by higher depreciation resulting from the additional capital investment under the Company's expansion and modernization program.

         Net cash used in investing activities for the nine months ended September 30, 1998 was $215.9 million, as compared to $320.9 million for the same period in 1997. This decrease is due to the fact that the investing activities were abnormally high in the 1997 period as a result of the accounting treatment of the cash consideration paid by HCC in connection with the Merger under "push-down" accounting rules. Excluding the effects of the Merger and the proceeds received from the sale of the CT Business in the 1997 period, investing activities in the 1998 period increased $133.4 million due primarily to the Company's investment in its expansion and modernization program.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $222.5 million, as compared to $334.3 million for the same period in 1997. This decrease was primarily attributable to a lower level of intercompany borrowings for the nine months ended September 30, 1998. In addition to intercompany borrowings, the Company received $173.5 million and $150.0 million in capital contributions from its parent in the nine months ended September 20, 1997 and 1998, respectively.

         In connection with the Merger, the Company entered into an intercompany loan agreement with HGHFC (the "Intercompany Loan Agreement"), a wholly-owned subsidiary of Huntsman Corporation. As of September 30, 1998, the Company owed $382.1 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

         Capital expenditures for the nine months ended September 30, 1998 were $199.5 million. The $121.7 million increase in capital expenditures for the nine months ended September 30, 1998 compared to the same period in 1997 was due primarily to additional spending in connection with the Company's modernization and expansion program. The two primary components of the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new LLDPE facility. The Company expects to spend approximately $90 million during the fourth quarter of 1998 in connection with these projects. These projects are scheduled for completion in December of this year.

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

         A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $8.1 million accrued in the September 30, 1998 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

Year 2000 Software Compliance

State of Readiness

         In 1997, the Company initiated a project to address its readiness for the year 2000. The Company has managed its Y2K compliance effort in four primary areas: (1) management information systems, (2) desktops, and enterprise servers and networks, (3) process operations and control systems and (4) physical facilities systems.

Management information systems. The Company identified certain Y2K compliance deficiencies in its Unisys based customer service application. These problems are being corrected, with testing of the revised system to be completed in the first quarter of 1999. In addition, the Company's external data center operator is in the process of upgrading its operating systems software to achieve Y2K compliance. The operator is currently on schedule for completing this project in the first quarter of 1999. The Company believes the balance of applications in the business support portfolio are compliant.

Desktops and enterprise servers and networks. Desktop and network concerns relating to Y2K have been identified and are being remedied through a new desktop and network rollout, which is currently in progress. The rollout is scheduled for completion in early 1999.

Process operations and control systems. Y2K concerns relating to the Company's major process control systems have been identified. A significant portion of these concerns are being addressed in connection with the design and construction of the Company's new LLDPE facility and the modernization of the Company's olefins unit. The modernization and expansion program is planned for completion in December 1998. The Company believes it has dedicated the necessary resources through the modernization and expansion program and through retaining outside consultants to render all of the Company's major process control systems Y2K compliant by mid-1999. All significant outside suppliers have also been surveyed regarding their Y2K compliance status. None of these inquiries have revealed significant deficiencies to date.

Physical facilities systems. The Company has nearly completed a survey of its physical facilities systems, including telecommunication, security and uninterruptible power supply systems. To date, no significant Y2K concerns have been identified in these areas. Preliminary surveys of the two major infrastructure-related suppliers to the Company's facility, Texas Utilities and Union Pacific Railroad, have not revealed significant concerns to date. The Company will continue to investigate these suppliers until it is satisfied that full Y2K compliance is expected.

Cost to Address the Year 2000 Problem

         The majority of the cost of addressing the Company's Y2K issues is imbedded in the Company's $400 million modernization and expansion program. This program requires the installation of modern systems, which are already fully Y2K compliant. While difficult to break out the exact Y2K-specific costs, the Company estimates the amount to be approximately $2 million. Beyond the modernization and expansion costs, the Company expects to spend an additional $1 million, the majority of which will be expensed in 1998. Of this amount, approximately 50% will be spent on applications. The balance will be spent on a third party inventory and assessment system ("TAVA"), desktop systems, and manufacturing distributed control systems ("DCS").

Risks and contingency plans

         The number and age of the Company's previously installed DCSs introduce the greatest amount of risk. The Company expects the corrections to these systems to be complete in early 1999 through upgrades from the original vendors. The primary focus of the Company's efforts is on the completion of the modernization and expansion program by the end of 1998. As a result, internal experts are in short supply. Upon the completion of the modernization and expansion program, the Company will refocus its efforts in order to complete its Y2K compliance project by the end of the second quarter of 1999.

         In the event of Y2K-related failures, the Company's primary contingency plan is to rely on proven manual methods for completing necessary functions as has been done in past systems outages. While historically, manual controls have resulted in reduced production, the Company does not anticipate that such contingency will result in any material adverse effect on its business. The Company is working to develop an awareness and sensitivity for potential Y2K-related disruptions among its employees in order to minimize operational problems in the event Y2K disruptions occur.

         Readers are cautioned that forward-looking statements contained in the Year 2000 Software Compliance should be read in conjunction with the Company's disclosure under the heading "Other Matters" shown below.

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


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

              On May 20, 1998, the Company received a Notice of Opportunity for Hearing and Original Complaint in an administrative enforcement action initiated by the Railroad Commission. The action arose from an incident occurring on February 5, 1998 when ethylene was released from an underground storage facility located at the Company's plant in Odessa, Texas. The ethylene ignited when it came in contact with an electrical power line. There were no injuries, and no significant property damage resulted. The Railroad Commission contended that the release resulted from violations of Statewide Rule 95 relating to underground storage of hydrocarbons. The Railroad Commission sought administrative penalties in the amount of $345,000. On November 3, 1998 the action was resolved through the entry of a Compromise Settlement Agreement and Final Order ("Agreement") by the Railroad Commission. Pursuant to the Agreement, the allegations were settled and compromised, the Company paid an administrative penalty of $85,000 and the Railroad Commission acknowledges that the facility is now in compliance with Statewide Rule 95. The Agreement does not constitute an admission of fault.

         In March 1984, Phillips filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titles "Preparation of Block Copolymers," the last of which expired in 1994. After discovery proceedings were completed, the Company filed a motion for summary judgment in the United States District Court for the Southern District of Texas, Houston Division (the "Court"). On December 23, 1996, the Court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. On September 22, 1998, the Court of Appeals for the Federal Circuit decided the appeal in favor of the Company, affirming the summary judgment. To the knowledge of Management, Phillips has taken no further action.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits
             Number    Exhibits
             --------  --------
             27        Financial Data Schedule


     (b)     Reports Submitted on Form 8-K:

             There were no reports submitted on Form 8-K during the third quarter of 1998.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HUNTSMAN POLYMERS CORPORATION
                                 Registrant


 Date: November 13, 1998         By: /s/ J. Kimo Esplin
                                     ---------------------
                                         J. Kimo Esplin
                                         Senior Vice President and
                                         Chief Financial Officer