Form 10-K
period 1998-12-31
HUNTSMAN POLYMERS CORP
filed 1999-03-31
CIK 829218

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K
                               ------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 584-5700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                        THE SECURITIES ARE REGISTERED
----------------------------------            ----------------------------------
  11 3/4% Senior Notes due 2004                     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   None.

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 31, 1999, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                 NUMBER OF SHARES OUTSTANDING
      TITLE OF EACH CLASS                              AT MARCH 31,1999
----------------------------------            ----------------------------------
 Common Stock, $0.01 par value                               1,000

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None.

================================================================================
                          HUNTSMAN POLYMERS CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                            PAGE

PART I    ....................................................................3

ITEM 1.  BUSINESS.............................................................3

ITEM 2.  PROPERTIES..........................................................12

ITEM 3.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................14

PART II  ....................................................................14

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.........................................14

ITEM 6.  SELECTED FINANCIAL DATA.............................................14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........23

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................24

PART III ....................................................................24

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................24

ITEM 11. EXECUTIVE COMPENSATION..............................................26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......30

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................30

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....31

SIGNATURES...................................................................34

                          HUNTSMAN POLYMERS CORPORATION
                         1998 ANNUAL REPORT ON FORM 10-K

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

          On September 30, 1997, the Company completed the sale of certain of its assets comprising its CT Film Division (the "CT Film Sale") to Huntsman Packaging Corporation, a Utah corporation and an affiliate of the Company ("Huntsman Packaging"), pursuant to that certain First Amended Asset Purchase Agreement, dated as of September 26, 1997 (the "Asset Purchase Agreement"), by and between the Company and Huntsman Packaging. Pursuant to the terms of the Asset Purchase Agreement, the Company transferred those assets primarily used to conduct or operate the polymer film manufacturing business known as the CT Film Division (the "CT Business"), including, among other things, its properties, film manufacturing facilities, sales offices, warehouses, inventory, technology and contracts that relate to the CT Business. In consideration for the transfer of the assets of the CT Business, the Company received $70 million in cash. The terms of the Asset Purchase Agreement were mutually agreed upon by the Company and Huntsman Packaging and were based upon arm's-length negotiations, taking into account various factors concerning the valuation of the CT Business. The foregoing description of the sale of the assets of the CT Business does not purport to be complete, and is qualified in its entirety by reference to the terms of the Asset Purchase Agreement, a copy of which was filed as Exhibit 2.1 to the Company's report on Form 8-K filed on October 21, 1997.

         The corporate headquarters of the Company are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and its telephone number is (801) 584-5700.

PRINCIPAL PRODUCTS

         Huntsman Polymers manufactures a wide variety of products ranging from value-added specialty products, such as customized specialty polymers, to intermediate chemicals, such as styrene. These products are sold for use in a wide variety of industrial and consumer related applications. The Company's principal products are polyethylene, polypropylene, amorphous polyalphaolefin ("APAO") and flexible polyolefin ("FPO") polymers, and styrene. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures polymers and petrochemicals at its facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its feedstocks. The Odessa Facility is located near four pipelines from which it derives its raw material supply.

         Polyethylene, polypropylene, APAO, FPO and styrene are used in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:

     [THE NARRATIVE AND/OR TABULAR INFORMATION BELOW IS A FAIR AND ACCURATE
            DESCRIPTION OF GRAPHIC OR IMAGE MATERIAL OMITTED FOR THE
                            PURPOSE OF EDGAR FILING.]



                                  [FLOW CHART]

         The following chart presents the net sales, excluding sales to subsidiaries of Huntsman Polymers, contributed by the Company's products for the years ended December 31:

                                                                        PREDECESSOR COMPANY
                                                                   ----------------------------
                                         YEAR       FOUR MONTHS    EIGHT MONTHS       YEAR
                                         ENDED         ENDED           ENDED         ENDED
                                      DECEMBER 31,  DECEMBER 31,     AUGUST 31,    DECEMBER 31,
                                          1998          1997            1997           1996
                                      ------------  ------------     ----------    ------------
                                                                 (in thousands)
Polyethylene .......................   $155,454       $ 56,579       $139,064       $192,616
Performance Polymers and Other .....    210,294         83,096        168,539        242,681
                                       --------       --------       --------       --------
Total ..............................   $365,748       $139,675       $307,603       $435,297
                                       ========       ========       ========       ========

The Company sells a substantial portion of its products to an affiliated company for resale to trade customers. The Company is not dependent upon a single trade customer, or a few trade customers, the loss of any one or more of which would have a material adverse effect on the Company.

Polyethylene

         Polyethylene represents the most versatile and most widely produced thermoplastic resin in the world. During 1998 over 26 billion pounds of polyethylene were produced in the United States. The different grades, volumes, and percentages of resins produced include Low Density Polyethylene (HP-LDPE),
7.5 billion pounds or 28%, Linear Low Density Polyethylene (LLDPE) 7.1 billion pounds or 26%; and High Density Polyethylene (HDPE), 12.2 billion pounds or 46%. The Company produces 430 million pounds of HP-LDPE and has constructed a 220 million pound LLDPE/HDPE solution plant that began commercial operations during the first quarter of 1999. Ethyl Vinyl Acetate (EVA) specialty copolymers are also produced in the high pressure low density process.

         The Company produces a variety of grades of HP-LDPE using both the Tubular and Autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion use these differentiated polyethylene resins to demonstrate high clarity, toughness, sealability and low gel performance characteristics.

         The Company is a licensee of DSM's proprietary LLDPE solution technology new to North America. Huntsman is currently the only licensee of this technology in North America. Utilizing octene comonomer, this process will produce high value, high performance products for demanding commercial and specialty applications. Product mix capabilities include Ultra Low Density, Linear Low Density, Medium Density and High Density resins.

         There are currently 13 domestic producers of LDPE resins, some of which produce HP-LDPE and LLDPE. In 1998, these producers had an estimated combined, annual rated production capacity of approximately 17.4 billion pounds. The largest manufacturer of LDPE is Equistar Chemicals, LP. In 1998, the other five largest domestic producers of both LDPE and LLDPE were Dow Chemical Company, Union Carbide Corporation, Chevron Chemical Company, Exxon Chemical Company and Mobil Chemical Company. In 1998, the Company accounted for approximately 5% of the United States capacity of HP-LDPE.

Performance Polymers and Other

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

         In 1998, there were 12 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 15.0 billion pounds in 1998. In 1998, the four largest domestic producers of polypropylene were Montell U.S.A., Inc., Fina, Amoco Chemicals Corporation and Huntsman Corporation. In 1998, the Company accounted for approximately 1.3% of the United States production capacity for polypropylene. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. The Company's polypropylene business is centered around the more differentiated polypropylene products.

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

         The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 1998, the Company accounted for approximately 25% of the United States combined capacity for APAO and APP.

         FPO. FPO is a proprietary, homogenous, polypropylene resin, produced in a process that controls the crystallinity of the various grades. The Company has designed FPO for specific product applications, such as medical bags, containers, tubing, non-woven personal care products, automotive interior uses, industrial sheeting, film and insulation.

         FPO competes with a variety of specialized or engineering grades of polymers, including flexible polyvinyl chloride ("PVC"), polyurethane and various polyolefins. FPO competes with these and other polymers on the basis of product performance, specification and price. Manufacturing and marketing issues have resulted in slower than expected development of this new polymer.

         Styrene. Styrene is an intermediate commodity petrochemical made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins, styrene-butadiene latex, styrene-butadiene rubbers and unsaturated polyester resins. Through these products, styrene can be found in packaging and consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

         The Company has several long-term styrene contracts, which it believes reduces its exposure to price volatility. The Company's exposure to the export market is negligible.

         In 1998, there were 9 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 12.6 billion pounds. More than 50% of this capacity is consumed internally by the styrene producers for the production of derivatives such as polystyrene. In 1998, the five largest domestic producers of styrene were Arco Chemical Company, Sterling Chemicals, Inc., Chevron Chemical Company, Huntsman Chemical Corporation, and Dow Chemical Company. By the end of 1998, Arco Chemical was sold to Lyondell and Huntsman Chemical Corporation had sold its Bayport, Texas plant to Nova Chemical USA, Inc. Competition for sales is generally based on price. In 1998, the Company accounted for approximately 2.6% of United States production of styrene.

         Olefins and Other Products. The Company manufactures olefins from ethane and propane which are fractionated from natural gas liquids ("NGLs"). The Odessa Facility obtains a combination of pure and mixed NGLs from NGL extraction plants located in West Texas. Ethane and propane prices are established in Mont Belvieu, Texas according to prevailing market conditions. The Company, however, is able to purchase NGLs containing ethane and propane in West Texas at prices discounted from prevailing reported average Mont Belvieu prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. The Company believes feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximate 14-day supply of feedstocks.

         The Company currently consumes substantially all of its ethylene production internally. The Company selectively sells approximately 30 million pounds of liquid ethylene to customers not located on the Gulf Coast pipeline grid. The Company has completed a major expansion and modernization that increased its ethylene production from approximately 600 million to 820 million pounds per year.

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

EXPORT SALES

         The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31:

                                                                             1998            1997            1996*
                                                                             ----            ----            -----
                                                                                        (in thousands)
Export sales:
     Continuing Operations............................................    $ 16,787        $ 29,295        $ 28,743
     Discontinued Operations..........................................           0           9,486          25,395

Percentage of net sales (including discontinued operations):
     Continuing Operations............................................           5%              5%              5%
     Discontinued Operations..........................................           0               2%              4%

----------------
* Export sales totaled $54,138 in 1996. The Company has determined the allocation between continuing and discontinued export sales as indicated above.

PRODUCT DEVELOPMENT

         The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in late 1995, the Company licensed LLDPE and high density polyethylene technology from Stamicarbon B.V., a licensing subsidiary of DSM. The Company's LLDPE plant in Odessa, Texas, which commenced production in first quarter 1999, is the first North American production facility to make LLDPE using the DSM "Compact" process. This process refers to the plant's small physical size, which is well suited to efficiently produce a broad range of high quality products. The octene copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products.

         The Company has spent between $6.0 million and $8.0 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $6.4 million for research and development in 1999.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

         Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses. The prices of feedstocks fluctuate based upon the prices of natural gas and oil, weather conditions affecting the demand for natural gas and other factors. During 1998, feedstocks accounted for approximately 25% of the Company's total cost of sales. As a result, increases and decreases in raw material costs can have a significant impact on operating results. Feedstock prices dropped significantly in 1998, following oil prices. A relatively mild winter kept prices stable in the fourth quarter.

         The principal feedstocks for the Company's captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGLs containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1998, the Company acquired essentially all of the Odessa Facility's requirements for ethane and propane under such arrangements.

         The Odessa Facility obtains a combination of pure and mixed streams of NGLs from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1998, the Odessa Facility consumed approximately 519 million and 296 million pounds of ethane and propane, respectively, and in 1997, the Odessa Facility consumed ethane and propane of approximately 684 million and 347 million pounds, respectively. In 1998, the Company produced substantially all of its ethylene and approximately 29% of its propylene requirements for the Odessa Facility. The Company's other propylene requirements were purchased from third parties. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fourteen-day supply of feedstocks.

         The Odessa Facility uses benzene and ethylene to produce styrene. In 1998, substantially all of the Company's benzene purchases were under contracts from west Texas and Gulf Coast producers at discounted contract prices, with the balance of its needs filled by purchases on the spot market.

EMPLOYEES AND LABOR RELATIONS

         As of December 31, 1998, the Company employed approximately 770 persons.

TRADEMARKS AND PATENTS

         The Company is the owner of many United States and foreign patents and uses trade secrets, including substantial know-how, which relate to its polyethylene, polypropylene, APAO and FPO products. Although patents and trade secrets are important to the Company, the Company does not believe that the loss of any patent would have a material adverse effect on its financial condition. The Company also uses the technology of others under license agreements in certain of its manufacturing operations. Various trademarks owned by the Company or its affiliates are used in connection with the sale of the Company's products. The Company does not believe that the loss of the right to use any trademarks owned by the Company would have a material adverse effect on its financial condition.


ENVIRONMENTAL AND RELATED REGULATION

General

         The Company and the industry in which it competes are subject to extensive federal, state and local environmental, health and safety laws and regulations. The Company believes that its business operations and facilities generally have been and are being operated in compliance with applicable environmental and health and safety laws and regulations in all material respects. The Company has received notices of alleged violations of certain environmental laws and has endeavored to remedy such alleged violations promptly. Future developments, such as increasingly strict regulatory requirements brought about by the promulgation of new regulations or changes to or reinterpretations of applicable laws could place additional onerous conditions on the handling, manufacture, storage, use, emission or disposal of substances at the Company's facilities. Such developments could materially and adversely affect the Company's business and results of operations. There can be no assurance that material costs or liabilities will not be incurred in the future to address such regulatory changes.

         The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $8.5 million and $7.1 million in 1998 and 1997, respectively. The Company also spent approximately $2.5 million and $7.7 million relating to capital expenditures for environmentally related projects in 1998 and 1997, respectively. In 1999, the Company anticipates spending approximately $9.2 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $1.3 million for 1999. Environmental capital spending is estimated at $4.6 million for 1999. Outside of the environmental components associated with the LLDPE and olefins plant expansion projects, the Company expects to incur between $2 million and $4 million annually in capital spending to address the requirements of environmental laws.

         The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental, health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $7.6 million accrued in the December 31, 1998 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

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

         The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location, which are regulated by the Texas Natural Resources Conservation Commission (the 'TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

Wastewater

         In conjunction with the City of Odessa and the Gulf Coast Waste Disposal Authority, the Company brought the refurbished Odessa South Wastewater Treatment Facility on-line in 1997 to provide a long-range, cost effective wastewater disposal solution. Wastewater from the Odessa Facility is pumped to this treatment facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further reuse. As a backup for wastewater disposal, the Odessa Facility operates four non-hazardous, permitted, on-site injection wells which may be subject to plugging and abandonment costs should the facility choose to discontinue their use in the future. These potential costs are covered by the Company's balance sheet accrual for potential environmental liability.

Solid Wastes

         In March 1994, the TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under the Resource Conservation and Recovery Act. This permit and an accompanying compliance plan require the Company to undertake certain activities relating to corrective action of existing soil and groundwater contamination at numerous solid waste management units at the Odessa Facility. Pursuant to the permit and compliance plan, the Company has installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk presented to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and started implementation of a remediation plan approved by the TNRCC.

         As of December 31, 1998, the TNRCC has approved closure for ten of the Odessa Facility solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing.

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

         By letter dated January 28, 1999, the Texas Natural Resources Conservation commission ("TNRCC") notified the Company that the TNRCC had determined that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC is investigating this matter after receiving several complaints from residents of a subdivision near the Odessa facility, but has not indicated what action, if any, it may take.

         The Company operates in accordance with air permitting regulations in Texas. Most plant operations are governed by existing air permits. Permitting of the remaining facilities is being conducted currently in preparation for upcoming federal air requirements associated with federal Clean Air Act Title V permits.

Additional Environmental Issues

         The federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as amended, and similar laws in many states, impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. Additionally, the Company has developed estimates for clean-up of known waste sites and included these potential liabilities in its environmental accrual account. From time to time the Company receives notices from representatives of governmental agencies and private parties contending that the Company is potentially liable for a portion of the investigation and remediation at such third-party and currently and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

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

         The polyethylene plant in Odessa, Texas has been in operation since 1961 and had a total rated annual production capacity of approximately 430 million pounds. In December 1995, the Company announced its plan to build a new LLDPE plant at the Odessa Facility. The plant, which was completed and started up commercial operation in the first quarter of 1999, has a total rated annual production capacity of approximately 220 million pounds.

         The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 1998 has a total rated annual production capacity of approximately 210 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 65 million pounds.

         The FPO plant in Odessa, Texas commenced commercial production in December 1996 and by mid 1997 had a total rated annual production capacity of approximately 50 million pounds.

         The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 320 million pounds.

         The olefins plant in Odessa has been in operation since 1961 and had a total rated annual production capacity for ethylene of approximately 600 million pounds and for propylene of approximately 240 million pounds. In December 1995, the Company announced plans to expand and modernize the olefins plant. The modernization and expansion, which was completed in the first quarter 1999, included a debottlenecking of the Company's ethylene production process, and increased ethylene capacity to approximately 820 million pounds and propylene capacity to approximately 325 million pounds.

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

Phillips Block Copolymer Litigation

         In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titled "Preparation of Block Copolymers," the last of which expired in 1994. After discovery proceedings were completed, the Company filed a motion for summary judgment in the United States District Court for the Southern District of Texas, Houston Division (the "Court"). On December 23, 1996, the Court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. On September 22, 1998, the Court of Appeals for the Federal Circuit decided the appeal in favor of the Company, affirming the summary judgment. No appeal was taken.

-------------------------

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

         No matter was submitted to a vote of the Company's security holders during 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Since August 27, 1997, there has been no established public trading market for any class of common equity securities of the Company.

Holders

         As of March 31,1999, there was one holder of record of the common stock of the Company, Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation.

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

                                                                                           PREDECESSOR COMPANY
                                                                              ------------------------------------------------
                                                                                 EIGHT
                                                       YEAR      FOUR MONTHS    MONTHS
                                                       ENDED        ENDED        ENDED            YEAR ENDED DECEMBER 31,
                                                   DECEMBER 31,  DECEMBER 31,  AUGUST 31,  -----------------------------------
                                                       1998         1997         1997         1996         1995        1994
                                                       ----         ----         ----         ----         ----        ----
                                                                                         (in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
ADJUSTED FOR DISCONTINUED OPERATIONS:
  Net sales .....................................   $ 365,748    $ 139,675    $ 307,603    $ 435,297    $ 444,713   $ 368,903
  Operating income (loss) .......................     (11,285)       3,462       42,640       63,255      120,651      57,893
  Income (loss) from continuing operations ......     (20,194)      (4,483)       3,155       30,444       63,466      10,535
  Income (loss) from discontinued operations, net           0         (218)      (2,692)        (713)       1,977      10,969
  Income (loss) before extraordinary loss .......     (20,194)      (4,701)         463       29,731       65,443      21,504
  Extraordinary loss, net of income taxes .......           0           --         (694)          --           --     (25,831)
                                                    ---------    ---------    ---------    ---------    ---------   ---------
 Net income (loss) ..............................   $ (20,194)   $  (4,701)   $    (231)   $  29,731    $  65,443   $  (4,327)
                                                    =========    =========    =========    =========    =========   =========

                                                                                  PREDECCESSOR COMPANY
                                                                     --------------------------------------------------
                                              AS OF        AS OF        AS OF                As of December 31,
                                          DECEMBER 31,  DECEMBER 31,  AUGUST 31,  -------------------------------------
                                              1998         1997         1997         1996         1995         1994
                                              ----         ----         ----         ----         ----         ----
                                                                                (in thousands)
CONSOLIDATED BALANCE SHEET DATA
ADJUSTED FOR DISCONTINUED
  OPERATIONS:
    Working capital ....................   $   24,041   $  103,261   $   61,188   $  162,458   $  108,416   $  140,039
    Total assets .......................    1,109,131      943,123      541,067      567,530      520,591      506,954
    Long-term debt and other non-current
      liabilities ......................      656,413      694,241      428,927      334,386      296,080      366,766
    Stockholders' equity ...............   $  398,605   $  168,799   $  166,260   $  169,051   $  140,151   $   74,876

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Through September 30, 1997, the Company conducted its business through two operating divisions: the Rexene Products division, which manufactured polyethylene, polypropylene, APAO, FPO, styrene, and olefins and the CT Film division, which manufactured plastic film. On September 30, 1997, the Company sold the CT Business to Huntsman Packaging Corporation, an affiliate of the Company. The Company now consists solely of those assets which formerly comprised the Rexene Products division. Consequently, management believes that a description of the results of operations and financial condition of the CT Business is not meaningful to an evaluation of the Company's results of operations or financial condition.

         The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Like most companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in 1998 will continue throughout 1999.

         Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales decreased from 28% in 1997 to 25% in 1998. Feedstock prices declined during 1998, particularly in the fourth quarter as industry-wide inventories increased as a result of mild fall and winter weather and new supply from the Gulf of Mexico. The Company expects feedstock prices to remain stable at current levels throughout 1999.

RESULTS OF OPERATIONS

         The Merger of Rexene and Centennial, effective September 1, 1997 (the "Effective Date") for financial accounting purposes, resulted in the implementation of a new basis of accounting, resulting in new carrying values for certain of the Company's assets, liabilities and equity. Huntsman Polymers' consolidated financial statements reflect this new basis of accounting beginning with the date of the Merger. Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for periods prior to 1998. In order to present data which is useful for comparative purposes, the following pro forma tabular data and related discussion have been prepared as if the Merger and the CT Film Sale had taken place at the beginning of each period prior to 1998. These results do not necessarily reflect the results which would have been obtained if the Merger or the CT Film Sale had actually occurred on the dates indicated or the results which may be expected in the future.

         Huntsman Polymers' operations for periods after the Effective Date are significantly affected by (1) the elimination of the amortization of the Company's historical reorganization value, (2) the incremental depreciation associated with the net increase in property, plant, and equipment, resulting from the new basis of accounting incorporated at the time of the Merger, (3) the amortization of goodwill associated with the Merger, (4) the impact on interest expense of the replacement of selected debt vehicles with intercompany debt and
(5) the deferred income tax affect adjustments associated with these adjustments. For these reasons, among others, certain financial information for periods before and after the Effective Date is not comparable.

SELECTED FINANCIAL RESULTS:

                                                          Actual                       Pro Forma(1)
                                                 Year Ended December 31,          Year Ended December 31,
                                           -----------------------------------    ----------------------
                                              1998         1997         1996         1997         1996
                                              ----         ----         ----         ----         ----
                                                                  (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues ...............................   $ 365,748    $ 447,278    $ 435,297    $ 447,278    $ 435,297
Cost of goods sold .....................     356,374      377,801      330,667      392,457      352,650
                                           ---------    ---------    ---------    ---------    ---------
                                               9,374       69,477      104,630       54,821       82,647
Selling, general and administrative ....      12,610       26,212       35,369       25,850       32,064
Research and development ...............       8,049        6,163        6,006        6,163        6,006

                                                          Actual                       Pro Forma(1)
                                                 Year Ended December 31,          Year Ended December 31,
                                           -----------------------------------    ----------------------
                                              1998         1997         1996         1997         1996
                                              ----         ----         ----         ----         ----
                                                                  (in thousands)
Reversal of environmental accrual ......          --       (9,000)          --       (9,000)          --
                                           ---------    ---------    ---------    ---------    ---------
Operating income (loss) ................     (11,285)      46,102       63,255       31,808       44,577
Interest expense, net ..................     (27,280)     (23,713)     (12,629)     (28,833)     (28,601)
Other income (expense) .................       6,812      (22,173)      (1,733)     (13,673)        (486)
                                           ---------    ---------    ---------    ---------    ---------
                                             (31,753)         216       48,893      (10,698)      15,490
Income tax benefit (expense) ...........      11,559       (1,544)     (18,449)       2,603       (4,975)
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations   $ (20,194)   $   1,328    $  30,444    $  (8,095)   $  10,515
                                           =========    =========    =========    =========    =========

-----------------
(1) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1996 or 1997, as applicable.

1998 COMPARED TO PRO FORMA 1997

         The 1998 compared to 1997 items below are discussed in the context of pro forma results of operations as if the Merger between Rexene and Centennial had occurred on January 1, 1997.

Revenues

         The Company's net sales decreased $81.5 million from 1997 to 1998 principally due to lower selling prices for many of the Company's products and to the olefins plant planned turnaround to perform maintenance work and tie in with the new olefins and LLDPE expansion. Olefins and other revenues declined $33.3 million due to the turnaround discussed above. Styrene was also adversely affected due to the turnaround and depressed market pricing resulting in a $28.3 million decrease in revenue. Polyethylene sales decreased $15.4 million due primarily to a decrease in the average sales price of 1.9 cents due to competitive market conditions. Polypropylene sales decreased $15.7 million due primarily to a decrease in the average selling price of 7.6 cents because of excess capacity in the industry resulting in lower selling prices. APAO sales decreased $2.1 million principally due to a decrease in sales price of 3.0 cents. FPO revenue increased $13.3 million due to an increase in sales volumes of 8.8 million pounds resulting from increased market penetration.

Gross Profit

         The Company's gross profit decreased $45.4 million from 1997 to 1998 principally due to factors impacting polyethylene, styrene, polypropylene and other, offset somewhat by FPO. The decrease in gross profit for polyethylene was the result of a $7.4 million decrease resulting from lower selling prices, $3.1 million decrease due to lower sales volumes, and $32.1 million in additional manufacturing costs primarily due to lower production rates resulting from the expansion and turnaround. Lower styrene market prices negatively impacted gross profit by $7.9 million and additional manufacturing costs of $0.8 million due in part from turnaround related work. Approximately $13.0 million gross profit decrease was due to the decrease in the average selling price and sales volume of polypropylene resulting from excess capacity in the market. The decrease was offset somewhat by lower raw material and manufacturing costs of $10.8 million. Other decreased $2.0 million, primarily due to reversals of insurance overaccruals in 1997. FPO gross profit increased $10.1 million due primarily to the non-recurrence in 1998 of the negative gross margin sustained in 1997, the startup year.

Selling, General and Administrative

         Selling, general and administrative expenses decreased $13.3 million to $12.6 million for the year ended December 31, 1998 from $25.9 million for the same period in 1997, primarily due to administrative restructuring following the Merger.

Research and Development

         Research and development expenses increased $1.8 million to $8.0 million for the year ended December 31, 1998 from $6.2 million for the same period in 1997, primarily due to the addition of seven support personnel for the FPO and LLDPE facilities.

Reversal of Environmental Accrual

         An environmental accrual established in prior years was reduced by $9.0 million in 1997 as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility that were approved by the TNRCC.

Other Income (Expense)

         The Company's other income (expense) changed to income of $6.8 million for the year ended December 31, 1998 from an expense of $13.7 million for the same period in 1997. The change is primarily due to the $13.0 million expense incurred in September 1997 in connection with the settlement of a lawsuit with Phillips, with additional income in 1998 from one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs.

Income Tax Expense

         Income tax benefit increased $9.0 million to $11.6 million for the year ended December 31, 1998 from $2.6 million for the same period in 1997, due to decreased operating results for the reasons stated above.

Net Income from Continuing Operations

         The Company's net income from continuing operations decreased $12.1 million to a loss of $20.2 million for the year ended December 31, 1998 from a loss of $8.1 for the same period in 1997. The decline is a result of the reasons stated above.

COMBINED 1997 COMPARED TO 1996

         The 1997 compared to 1996 items below are discussed in the context of pro forma results of operations as if the Merger between Rexene and Centennial had occurred on January 1, 1997 and 1996, as applicable.

Revenues

         The Company's net sales increased $12.0 million from 1996 to 1997 principally due to an increase in the average sales price of polyethylene, the added sales volumes of the newly commercialized FPO and to an increase in volumes of feedstock sales, and was partially offset by a decrease in the sales price of styrene. Polyethylene sales increased $8.0 million, principally due to an increase in average sales price of 3.3 cents per pound, partially offset by a decrease in sales volumes of 14.2 million pounds. Styrene sales decreased $8.0 million principally due to a decrease in sales price of 1.7 cents per pound. APAO sales decreased $1.5 million principally due to a decrease in sales price of 4.2 cents per pound. Polypropylene sales decreased $1.0 million principally due to a decrease in sales volume of 2.8 million pounds. The FPO plant was completed in late 1996 and FPO sales were $4.5 million in 1997. Other sales increased $9.9 million principally due to an increase in feedstock volumes sold.

Gross Profit

         The Company's gross profit decreased $27.8 million from 1996 to 1997 principally due to factors impacting styrene, polypropylene and FPO. The decrease in gross profit for styrene was the result of a $8.0 million decrease in average sales price and $3.5 million of additional manufacturing costs, partially due to an increase in utility costs. Polypropylene production decreased 11% due to the implementation of capital projects and mechanical difficulties during 1997 causing a decline in the gross profit of $8.4 million. FPO gross profit margin was $(6.0) million in 1997, the first year during which the new FPO plant was operated.

Selling, General and Administrative

         Selling, general and administrative expenses decreased $6.2 million from 1996 to 1997 due to the settlement of an insurance claim related to a previously settled lawsuit for approximately $2.3 million, a decrease related to administrative restructuring as the result of the Merger for approximately $3.1 million in the four months following the Merger, and an increase of $1.5 million in legal fee reimbursements. These decreases to selling, general, and administrative expenses were partially offset by increases to engineering expenses and a reserve for doubtful accounts.

Reversal of Environmental Accrual

         An environmental accrual established in prior years was reduced by $9.0 million in 1997 as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility that were approved by the TNRCC.

Other, Net

         Other expense increased $13.2 million from 1996 to 1997, principally due to the settlement in 1997 of a lawsuit filed by Phillips.

Income Tax Expense

         Income tax expense decreased $7.6 million from 1996 to 1997 due to decreased operating results.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the twelve months ended December 31, 1998 was $8.7 million, up from a net use of cash of $13.8 million in the prior year. This increase was primarily attributable to a net decrease in working capital during the 1998 period as compared to a net increase in working capital during the 1997 period as a result of the turnaround in 1998, partially offset by a decline in net income and reduced non-cash charges.

         Net cash used in investing activities for twelve months ended December 31, 1998 was $269.3 million, down from $408.1 million in the prior year. This decrease was primarily attributable to the 1997 accounting treatment of the cash consideration paid by Centennial in connection with the Merger under "push-down" accounting rules, offset by a higher level of capital spending on the Company's modernization and expansion program during 1998. The Company also benefitted from a reduction in advances receivable due from an affiliate during the 1998 period.

         Net cash provided by financing activities for twelve months ended December 31, 1998 was $260.5 million, down from $421.4 million in the prior year. This decrease was primarily attributable to a reduced level of intercompany borrowing during 1998, partially offset by the proceeds of capital contributions provided the Company's parent. The capital contributions were used to finance the Company's modernization and expansion program.

         In connection with the Merger, the Company entered into an intercompany loan agreement (the "Loan Agreement") with Huntsman Group Holdings Finance Company ("HGHFC"), a wholly-owned subsidiary of Huntsman Corporation. As of December 31, 1998, the Company owed $264.5 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture governing the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes") (the "Indenture"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

         Capital expenditures for the twelve months ended December 31, 1998 were $318.3 million. The $202.4 million increase in capital expenditures of continuing operations from the twelve months ended December 31, 1998 to the same period in 1997 was due primarily to additional spending in connection with the Company's modernization and expansion program. The two primary components in the Company's modernization and expansion program include the modernization of the Company's olefins facility and the building of a new LLDPE facility. The Company completed these projects and commenced commercial operations in the first quarter of 1999. The Company expects to invest a total of $35 million to $45 million in capital projects in 1999.

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

         A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $7.6 million accrued in the December 31, 1998 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies the requirements of the TNRCC governing operations at this location.

YEAR 2000 SOFTWARE COMPLIANCE

State of Readiness

         In 1998, the Company initiated a project to address its readiness for the year 2000 (Y2K). The Company has managed its Y2K compliance effort in four primary areas: (1) management information systems, (2) desktops, and enterprise servers and networks, (3) process operations and control systems and (4) physical facilities systems.

Management information systems. The Company identified certain Y2K compliance deficiencies in its Unisys based customer service application. These problems are being corrected, with testing of the revised system to be completed in the second quarter of 1999. In addition, the Company's external data center operator is in the process of upgrading its operating systems software to achieve Y2K compliance. The operator is currently on schedule for completing this project in the second quarter of 1999. The Company believes the balance of applications in the business support portfolio are compliant.

Desktops and enterprise servers and networks. Desktop and network concerns relating to Y2K have been identified and are being remedied through a new desktop and network rollout, which is currently in progress. The rollout is scheduled for completion in the second quarter of 1999.

Process operations and control systems. Y2K concerns relating to the Company's major process control systems have been identified. A significant portion of these concerns have been addressed in connection with the design and construction of the Company's new LLDPE facility and the modernization of the Company's olefins unit. The modernization and expansion program was completed in the first quarter of 1999. The Company believes it has dedicated the necessary resources through the modernization and expansion program and through retaining outside consultants to render all of the Company's major process control systems Y2K compliant by the third quarter of 1999. All significant outside suppliers have also been surveyed regarding their Y2K compliance status. None of these inquiries have revealed significant deficiencies to date.

Physical facilities systems. The Company has nearly completed a survey of its physical facilities systems, including telecommunications, security and uninterruptible power supply systems. To date, no significant Y2K concerns have been identified in these areas. Preliminary surveys of the two major infrastructure-related suppliers to the Company's facility, Texas Utilities and Union Pacific Railroad, have not revealed significant concerns to date. The Company will continue to investigate these suppliers with respect to their Y2K compliance.

Cost to Address the Year 2000 Problem

         The majority of the cost of addressing the Company's Y2K issues is imbedded in the Company's modernization and expansion program. This program requires the installation of modern systems, which are already fully Y2K compliant. While difficult to break out the exact Y2K-specific costs, the Company estimates the amount to be approximately $2 million. Beyond the modernization and expansion costs, the Company expects to spend an additional $1 million, the majority of which was expensed in 1998. Of this amount, approximately 50% was spent on applications. The balance will be spent on a third party inventory and assessment system ("TAVA"), desktop systems, and manufacturing distributed control systems ("DCSs").

Risks and contingency plans

         The number and age of the Company's previously installed DCSs introduce the greatest amount of risk. The Company expects the corrections to these systems to be completed in the third quarter of 1999 through upgrades from the original vendors. The primary focus of the Company's efforts has been on the completion of the modernization and expansion program by the first quarter of 1999. As a result, internal experts are in short supply. Upon the completion of the modernization and expansion program, the Company will refocus its efforts in order to complete its Y2K compliance project by the end of the third quarter of 1999.

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

         Readers are cautioned that forward-looking statements contained under the heading "Year 2000 Software Compliance" should be read in conjunction with the Company's disclosure under the heading "Other Matters" shown below.

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

         4.    Inability to obtain new customers or retain existing ones

         5.    Significant changes in competitive factors affecting the Company

         6.    Environmental/safety requirements

         7. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

         8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments

         9.    The cyclical nature of the Company's business

         10. Significant changes in tax rates or policies or in rates of inflation or interest

         11. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

         12. Changes in accounting principles and/or the application of such principles to the Company

         13. Unavailability of, and substantial delays in, transportation of raw materials and products.

         The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has interest and market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $191 million and $196 million on December 31, 1998 and 1997, respectively. The senior notes can first be redeemed on December 1, 1999 for $185 million. All other debt is at floating rates.

         The Company's exposure to foreign currency market risk is minimal since sales prices are typically denominated in US dollars. The Company's exposure to changing commodity prices is also minimal since substantially all raw material is acquired at posted or market related prices, and sales prices for finished products are generally at market related prices.

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

NAME                        AGE      POSITION
----                        ---      --------
Jon M. Huntsman* ........   61       Chairman and Chief Executive Officer,
                                       Director
Jon M. Huntsman, Jr.* ...   39       Vice Chairman, Director
Peter R. Huntsman* ......   36       President, Director
J. Kimo Esplin ..........   36       Senior Vice President and Chief Financial
                                       Officer, Treasurer
Michael J. Kern .........   49       Senior Vice President, Operations
Robert B. Lence .........   41       Senior Vice President and Chief Legal
                                       Officer, Secretary
Donald J. Stanutz .......   48       Senior Vice President, Sales and Marketing
David  H. Huntsman*. ....   31       Vice President
Monte G. Edlund .........   43       Vice President, Marketing/Commercial
L. Russell Healy ........   43       Vice President, Tax
Johnny W. Lasiter .......   49       Vice President, Manufacturing
James A. Leitch .........   41       Vice President, Sales
Martin F. Petersen ......   38       Vice President

--------------

* Such persons are related as follows: Jon M. Huntsman is the father of Jon M. Huntsman, Jr., Peter R. Huntsman, and David H. Huntsman

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

         JON M. HUNTSMAN, JR. has been Vice Chairman and a Director of the Company since August 1997. Mr. Huntsman, Jr. also serves on the Boards of Directors of Huntsman Corporation and its affiliated companies along with Owens-Corning Corporation. Mr. Huntsman, Jr. currently serves as Vice Chairman of Huntsman Corporation and its affiliated companies as well as President and Chief executive Officer of the Huntsman Cancer Foundation. In addition, from 1991 until 1992, Mr. Huntsman, Jr. was a Senior Vice President and General Manager of Huntsman Chemical Corporation. From 1992 until 1993, Mr. Huntsman, Jr. served as United States Ambassador to the Republic of Singapore. From 1989 until 1990, Mr. Huntsman, Jr. served as U.S. Deputy Assistant Secretary of Commerce for International Trade, and from 1990 until 1991, he was U.S. Deputy Assistant Secretary of Commerce for East Asian and Pacific Affairs. Mr. Huntsman, Jr. currently serves on the Chemical Manufacturers Association and the American Plastics Council Boards.

         PETER R. HUNTSMAN has been President and a Director of the Company since August 1997. Mr. Huntsman is the President and Chief Operating Officer and a Director of Huntsman Corporation and its affiliated companies. He was formerly a Senior Vice President of Huntsman Packaging Corporation and Huntsman Chemical Corporation. From 1991 until 1992, Mr. Huntsman was Senior Vice President and General Manager of Huntsman Polypropylene Corporation and from 1990 until 1992, he was Vice President--Purchasing of Huntsman Chemical Corporation.

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

         DONALD J. STANUTZ has been Senior Vice President, Sales and Marketing of the Company since August 1997. Mr. Stanutz has also been Senior Vice President, Olefins and Performance Chemicals of Huntsman Corporation and Senior Vice President, Performance Chemicals of Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Stanutz was Business Unit Manager and General Manager-Chemical Department of Texaco Chemical Company from 1993 to 1994; Manager--Olefins from 1992 to 1993; General Manager--Chemical Department of Texaco Limited, UK from 1990 to 1992; and Assistant Chemical Manager--Chemical Department from 1989 to 1990.

         DAVID H. HUNTSMAN has been Vice President of the Company since 1998. Mr. Huntsman is a Director of Huntsman Corporation and its affiliated companies. From December 1995 until July 1998 he was Vice President Polystyrene and Expandable Resins for Huntsman Chemical Corporation. Prior to that he was Chief Operating Officer and Vice Chairman of Huntsman Packaging Corporation.

         MONTE G. EDLUND has been Vice President, Marketing/Commercial of the Company since August 1997. Prior to the Merger, Mr. Edlund held the following positions with Rexene Corporation: Vice President-- Marketing, 1995- August 1997; Director--Polymers Marketing, 1994-1995; Director--Polymer Sales, 1993-1994; Director-- Polypropylene Marketing, 1992-1993; and Regional Sales Manager, 1989-1992. From 1981 to 1989, Mr. Edlund held several positions in the Chemicals Group of Phillips Petroleum Co., including technical, sales, marketing, and sales management in chemicals and polyethylene.

         L. RUSSELL HEALY has been Vice President, Finance of Huntsman Corporation since August 1997. Mr. Healy is also Vice President, Tax of Huntsman Corporation and affiliated companies. Prior to joining Huntsman Corporation in 1995, Mr. Healy was a partner with Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the four other highest paid executive officers of the Company in 1998 and two additional officers for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of the last completed fiscal year (the "named executive officers") for the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                            ANNUAL COMPENSATION (1)

                                                                                          OPTIONS
                                                                                          (NUMBER      ALL OTHER
         NAME AND PRINCIPAL POSITION                   YEAR      SALARY       BONUS      OF SHARES)  COMPENSATION
         ---------------------------                   ----      ------       -----      ----------  ------------
Jon M. Huntsman, Chairman of the Board and Chief ...   1998     $ 89,692     $500,000         --      $ 58,969(2)
Executive Officer ..................................   1997     $ 17,600     $ 90,000         --      $ 10,600(2)
                                                       1996           --           --         --            --
Peter R. Huntsman, President and Director ..........   1998     $136,500     $250,000         --      $ 38,650(3)
                                                       1997     $ 43,600     $ 75,000         --      $ 10,094(3)
                                                       1996           --           --         --            --
Michael  J. Kern, Senior Vice President, Operations    1998     $121,846     $120,000         --      $ 24,185(4)
                                                       1997     $ 32,170     $ 20,000         --      $  5,212(4)
                                                       1996           --           --         --            --
Donald  J. Stanutz, Senior Vice  President Sales and   1998     $107,574     $ 75,000         --      $ 18,258(5)
Marketing ..........................................   1997     $ 22,800     $ 14,670         --      $  3,710(5)
                                                       1996                                   --
David H. Huntsman, Vice President and Chief ........   1998     $ 83,250     $160,000         --      $  9,224(6)
Operating Officer ..................................   1997           --           --         --            --
                                                       1996           --           --         --            --

--------------

(1) All compensation of the above-named executive officers was paid entirely by Huntsman Corporation, the Company's parent; no charge with respect to this compensation was made to the Company. Compensation figures for the executives listed above represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company.

(2) Consists of $11,794 and $2,100 employer's 401(k) contribution for 1998 and 1997, respectively, and employer's money purchase contribution of $47,175 and $8,500 for 1998 and 1997, respectively.

(3) Consists of $7,730 and $8,700 employer's 401(k) contribution for 1998 and 1997, respectively, and employer's money purchase contribution of $30,920 and $1,394 for 1998 and 1997, respectively.

(4) Consists of $4,837 and $1,034 employer's 401(k) contribution for 1998 and 1997, respectively, and employer's money purchase contribution of $19,348 and $4,178 for 1998 and 1997, respectively.

(5) Consists of $8,846 and $750 employer's 401(k) contribution for 1998 and 1997, respectively, and employer's money purchase contribution of $9,412 and $2,960 for 1998 and 1997, respectively.

(6) Consists of $2,016 employer's 401(k) contribution and employer's money purchase contributions of $7,208.

OPTION GRANTS, EXERCISES AND HOLDINGS

         No options to purchase common stock of the Company were granted during the year ended December 31, 1998 to any named executive officers. No named executive officer exercised options to purchase Common Stock in 1998. There were no unexercised options to purchase Common Stock held at December 31, 1998 by any of the Company's named executive officers. Any unexercised options were purchased by Centennial in connection with the Merger.

RETIREMENT PLANS

         During 1998, Huntsman Corporation sponsored a trusteed, non-contributory, qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") for substantially all full-time employees of the Company. The normal retirement age of participants is 65, and benefits are, in general, based on the following formula: 1.4% of average final compensation multiplied by years of credited service, minus 1.4% of estimated Social Security benefits multiplied by years of credited service (maximum 50% of Social Security). Final average compensation for the Huntsman Corporation Pension Plan is based on the highest average of three consecutive years compensation which is comprised of annual base salary. Federal regulations require that for the 1998 plan year no more than $160,000 in compensation be considered for the calculation of retirement benefits from the Huntsman Corporation Pension Plan, and the maximum amount paid from a qualified defined benefit plan cannot exceed $130,000, as of January 1, 1998. Benefits are calculated on a straight life annuity basis.

         The above pension formula is applicable for all years of service for Messrs. Stanutz and Kern with Huntsman Corporation and any affiliated companies, plus years of service with Texaco, and for all years of service for Messrs. Jon
M. Huntsman, Peter Huntsman and David Huntsman. However, benefits payable from the Huntsman Corporation Pension Plan to Messrs. Stanutz and Kern are offset by the benefits they had accrued under the Texaco qualified defined benefit plan as of April 30, 1994 (the date prior to the date on which Huntsman acquired Texaco Chemical).

         Effective January 1, 1998, the assets and liabilities of the former Rexene Retirement Plan were merged into the Huntsman Corporation Pension Plan.

         Certain designated employees of the Company also participate in the Huntsman Corporation Supplemental Pension Plan (the "Huntsman SERP"). As of December 31, 1998 Messrs. Jon M. Huntsman, Peter Huntsman, Kern, Stanutz and David Huntsman participated in the Huntsman SERP.

         The Huntsman SERP is a non-qualified supplemental pension plan that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the qualified Huntsman Corporation Pension Plan. Benefits under the Huntsman SERP become vested after 10 years of vesting service. Compensation amounts taken into account for purposes of the Huntsman SERP include bonuses (as reflected under the "Bonus" column of the Summary Compensation Table) and base pay in excess of the qualified plan limitations. In general, the Huntsman SERP benefit is calculated as the difference between (a) and (b) where (a) is the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base pay and bonus and (b) is the benefit determined under the Huntsman Corporation Pension Plan using base pay as limited by federal regulations.

         In addition, Messrs. Stanutz and Kern were credited with five additional years of service (in addition to their years of service with Huntsman) for purposes of vesting and calculating benefits under the Huntsman SERP. SERP benefits for Messrs. Stanutz and Kern equal 1.4% of the difference between (a) and (b) times years of credited service plus five years, where (a) is unlimited base pay plus bonus and (b) is pay as limited by federal regulations.

         In specified final average earnings and years-of-service classifications, the following table illustrates the amount of estimated annual benefits payable to Messrs. Jon M. Huntsman, Peter Huntsman, Kern, Stanutz and David Huntsman under the Huntsman Corporation Pension Plan and the Huntsman SERP combined.


HUNTSMAN CORPORATION PENSION PLAN AND SERP TABLE

                                                                  Years of Service
                        -------------------------------------------------------------------------------------------------
        Final
     Average Pay             5            10           15          20           25         30         35          40
     -----------          ------       -------      -------     -------      -------    -------    -------      -------
       $100,000             7000         14000        21000       28000        35000      42000      49000        56000
       $125,000            8,800        17,500       26,300      35,000       43,800     52,500     61,300       70,000
       $150,000           10,500        21,000       31,500      42,000       52,500     63,000     73,500       84,000
       $175,000           12,300        24,500       36,800      49,000       61,300     73,500     85,800       98,000
       $200,000           14,000        28,000       42,000      56,000       70,000     84,000     98,000      112,000
       $250,000           17,500        35,000       52,500      70,000       87,500    105,000    122,500      140,000
       $300,000           21,000        42,000       63,000      84,000      105,000    126,000    147,000      168,000
       $350,000           24,500        49,000       73,500      98,000      122,500    147,000    171,500      196,000
       $400,000           28,000        56,000       84,000     112,000      140,000    168,000    196,000      224,000
       $450,000           31,500        63,000       94,500     126,000      157,500    189,000    220,500      252,000
       $500,000           35,000        70,000      105,000     140,000      175,000    210,000    245,000      280,000
       $550,000           38,500        77,000      115,500     154,000      192,500    231,000    269,000      308,000
       $600,000           42,000        84,000      126,000     168,000      210,000    252,000    294,000      336,000
       $650,000           45,500        91,000      136,500     182,000      227,500    273,000    318,500      364,000
       $700,000           49,000        98,000      147,000     196,000      245,000    294,000    343,000      392,000
       $750,000           52,500       105,500      151,500     210,000      262,500    315,000    367,500      420,000

         For purposes of calculating benefits under the Huntsman Corporation Pension Plan, the number of completed years of credited service as of December 31, 1998 for each named executive were as follows: Mr. Jon M. Huntsman - 28; Mr. Peter Huntsman - 15; Mr. Stanutz - 25; Mr. Kern - 28; Mr. David Huntsman - 9. For purposes of calculating benefits under the Huntsman SERP, the number of completed years of credited service as of December 31, 1998 for names executives designed as SERP participants were as follows: Mr. John M. Huntsman - 28; Mr. Peter Huntsman - 15; Mr. Stanutz - 9; Mr. Kern - 9; Mr. David Huntsman -9.



COMPENSATION OF DIRECTORS

         Fees and Expenses. Directors received no compensation in 1998.

EMPLOYMENT AGREEMENTS

         Any employment arrangements with executive officers were terminated in connection with the Merger. There are currently no employment agreements with any executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman Polymers Holdings Corporation ("HPHC"), which is a wholly-owned subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Huntsman Corporation is 99.6% owned by Jon M. Huntsman and his family. No other director, executive officer or person beneficially owns any shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In conjunction with the Merger, Centennial entered into a loan agreement with an affiliate, HGHFC, and borrowed approximately $131.1 million under this agreement. Additionally, Centennial received an equity contribution from its parent company, HPHC, in the amount of $173.5 million. After the Merger, the Company entered into a loan agreement with HGHFC and borrowed $225.1 million, of which a portion of the proceeds was used to repay the original debt incurred by Centennial and assumed by the Company. As of December 31, 1998, the Company owed $264.5 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement.

         Also, at the time of the Merger, the Company guaranteed on a secured basis, subject to the limitations imposed by the Indenture, Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

         On August 27, 1997, the Company amended an existing Capital Lease Agreement between the Company and Estherwood Corporation effectively assigning all of Estherwood's rights under the agreement to HGHFC. The value of the capital lease at the time of assignment was $50.0 million plus accrued interest. The Company is obligated to make quarterly interest payments to HGHFC effective the quarter ended December 31, 1997 and quarterly lease payments commencing the quarter ended December 31,1998 through September 30, 2002 (see note 9 to the Consolidated Financial Statements).

         A summary of transactions between the Company and other related parties as of, and for the year ended, December 31, 1998, is summarized as follows (dollars in thousands):

         Sales to:
                Huntsman Petrochemical Corporation                  $    8,697
                Huntsman Chemical Corporation                            1,057
                Huntsman Specialty Chemicals Corporation                 4,629
                Huntsman Corporation                                   266,868
         Trade accounts receivable from:
                Hunstman Corporation                                    18,432
                Huntsman Petrochemical Corporation                         316
         Miscellaneous receivables from:
                Employee advances                                          727
         Product purchases from:
                Huntsman Petrochemical Corporation                       5,240



         Interest expense on intercompany borrowings and capital
            lease:
                Huntsman Group Holdings Finance Company                 32,157

         Accounts payable to:
                Huntsman Petrochemical Corporation 669
         Miscellaneous accounts payable to:
                Huntsman Chemical Company Limited                           18
                Huntsman Petrochemical Corporation                         120
                Huntsman Packaging Corporation                             153
                Huntsman Corporation                                       182
         Long-term debt payable to:
                Huntsman Group Holdings Finance Company                264,495
         Long-term capital lease payable to:
                Huntsman Group Holdings Finance Company
                  (including accrued interest)                          55,635
         Capital contribution from parent                              250,000

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Consolidated Financial Statements:

              See Index to Consolidated Financial Statements on page F-1.

         2.   Financial Statement Schedules:

              See Index to Consolidated Financial Statements on page F-1.

         3.   Exhibits:

         2.1 - Agreement and Plan of Merger by and among Huntsman Corporation, Huntsman Centennial Corporation and Rexene Corporation dated June 9, 1997 (Filed as Exhibit 2.4 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

         3.1 - Restated Certificate of Incorporation and the Certificate of Amendment to the Certifi cate of Incorporation (filed as Exhibit 3(i) to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

         3.2 - By-Laws (filed as Exhibit 3(ii) to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

         4.1 - Indenture, dated as of November 29, 1994, between Rexene Corporation, as Issuer, and Bank One, Texas, N.A., as Trustee, for $175,000,000 11 3/4% Senior Notes due 2004 (filed as Exhibit 4.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

         4.2.1 - Stockholder Rights Agreement, between Rexene Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 26, 1993 (filed as Exhibit 4.20 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         4.2.2  -  Amendment No. 1 to Stockholder Rights Agreement (filed as
                   Exhibit 1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Form 8-A/A filed on October 21, 1994 and incorporated herein by reference).

         4.2.3  -  Amendment No. 2 to Stockholder Rights Agreement (filed as
                   Exhibit 99.4 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Form 8-A/A filed on July 26, 1996 and incorporated herein by reference).

         10.1*  -  Rexene Corporation Supplemental Executive Retirement Plan
                   (filed as Exhibit 10.3 to Amendment No. 1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Registration Statement on Form S-3 (SEC File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).

         10.1.1*- Amendment No. 1 to Rexene Corporation Supplemental Executive Retirement Plan, dated as of June 1, 1996 (filed as Exhibit
                   10.6.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

         10.1.2*- Amendment No. 2 to Rexene Corporation Supplemental Executive Retirement Plan, dated as of July 26, 1996 (filed as Exhibit
                   10.6.2 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

         10.2 - First Amended Asset Purchase Agreement, dated as of September 26, 1997, between Huntsman Polymers Corporation and Huntsman Packaging Corporation (filed as Exhibit 2.1 to Huntsman Polymers Corporation's Current Report on Form 8-K filed on October 21, 1997 and incorporated herein by reference).

         10.3 - Intercompany Loan Agreement, dated as of August 27, 1997, between Huntsman Group Holdings Finance Corporation and Huntsman Polymers Corporation, dated as of August 27, 1997 (filed as Exhibit 10.1 to Huntsman Polymers Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorpo rated by reference).

         16.1 - Letter re: Change in Certifying Accountant (filed as Exhibit 16 to Huntsman Polymers Corporation's Current Report on Form 8-K filed on August 29, 1997 and incorporated herein by reference).

         21.1   -  Subsidiaries of Huntsman Polymers Corporation.

         27.1   -  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K for the year ended December 31, 1998.

-------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HUNTSMAN POLYMERS CORPORATION


         Dated March 31, 1999          By: /s/  J. Kimo Esplin
                                          --------------------------------
                                          J. Kimo Esplin
                                          Senior Vice President and
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.


        SIGNATURE                                  TITLE
        ---------                                  -----

  /s/ Jon M. Huntsman             Chairman of the Board and Chief Executive
  -------------------         Officer and Director (Principal Executive Officer)
     JON M. HUNTSMAN


/s/ Jon M. Huntsman, Jr.                  Vice Chairman and Director
------------------------
  JON M. HUNTSMAN, JR.


 /s/ Peter R. Huntsman                      President and Director
 ---------------------
   PETER R. HUNTSMAN


   /s/ J. Kimo Esplin                        Senior Vice President,
   ------------------                Chief Financial Officer (Principal
     J. KIMO ESPLIN                   Financial and Accounting Officer)

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                                ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Responsibility for the  Consolidated Financial Statements                    F-2
Reports of Independent Accountants:
    Deloitte & Touche LLP                                                    F-3
    Price Waterhouse LLP                                                     F-4
Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-5
Consolidated Statements of Operations and Comprehensive Income (Loss)
    for the Year Ended December 31, 1998,  the Four Months Ended
    December 31, 1997, the Eight Months Ended August 31, 1997, and
    the Year Ended December 31, 1996                                         F-6
Consolidated Statements of Stockholders' Equity for the Year Ended
    December 31, 1998, the Four Months Ended December 31, 1997, the
    Eight Months Ended August 31, 1997, and the Year Ended
    December 31, 1996                                                        F-7
Consolidated Statements of Cash Flows for the Year Ended
    December 31, 1998, the Four Months Ended December 31, 1997,
    the Eight Months Ended August 31, 1997 and the Year Ended
    December 31, 1996                                                        F-8
Notes to the Consolidated Financial Statements                              F-10

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

RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

          Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with generally accepted accounting principles and necessarily includes estimates that are based on management's best judgment.

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

          The 1998 and 1997 financial statements have been audited by the Company's independent accountants, Deloitte & Touche LLP. The 1996 consolidated financial statements of Rexene have been previously audited by Rexene's auditors Price Waterhouse LLP. Their reports are shown on pages F-3 and F-4, respectively.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Huntsman Polymers Corporation:

          We have audited the accompanying consolidated balance sheets of Huntsman Polymers Corporation and its subsidiaries (the "Company"), formerly Rexene Corporation (the "Predecessor Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 1998 and for the four months ended December 31, 1997 and for the eight months ended August 31, 1997 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Corporation as of December 31, 1998 and 1997, and the results of its operations and cash flows for the year ended December 31, 1998 and for the four months ended December 31, 1997, and the results of the Predecessor Company operations and cash flows for the eight months ended August 31, 1997, in conformity with generally accepted accounting principles.

          As discussed in Note 2, during 1997 the Company sold its CT Film business. We have audited the adjustments that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1996 financial statements.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
March 19, 1999

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

PricewaterhouseCoopers LLP

Dallas, Texas

February 12, 1997, except as to Note 9,
  for which the date is March 14, 1997
  and except for the SFAS 130 disclosure
  for which the date is March 30, 1998.

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          December 31, 1998   December 31,1997
                                                                          -----------------   ----------------
                                              ASSETS
Current assets:
            Cash and cash equivalents ....................................   $         -        $         -
            Accounts and notes receivables, net ..........................        10,550             21,900
            Accounts and advances receivable - Affiliates ................        19,475             78,396
            Inventories ..................................................        45,888             57,443
            Deferred income taxes ........................................            --              5,543
            Other current assets .........................................         2,241             20,062
                                                                             -----------        -----------
              Total current assets .......................................        78,154            183,344
Properties, plant and equipment, net .....................................       951,023            727,418
Intangible assets, net ...................................................        48,617              8,446
Other noncurrent assets ..................................................        31,337             23,915
                                                                             -----------        -----------
            Total assets .................................................   $ 1,109,131        $   943,123
                                                                             -----------        -----------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable .............................................   $    33,443        $    52,740
            Accounts payable - Affiliates ................................         1,142              6,404
            Accrued liabilities ..........................................        10,986             15,080
            Deferred income taxes ........................................         1,151                 --
            Accrued interest .............................................         1,723              1,723
            Employee benefits payable ....................................         5,668              4,136
                                                                             -----------        -----------
              Total current liabilities ..................................        54,113             80,083
                                                                             -----------        -----------
Long-term debt ...........................................................       174,882            174,882
Long-term debt - Affiliates ..............................................       320,130            309,590
Deferred income taxes ....................................................       124,158            166,219
Other noncurrent liabilities .............................................        37,243             43,550
                                                                             -----------        -----------
              Total liabilities ..........................................       710,526            774,324
                                                                             -----------        -----------
Commitments and contingencies, (see notes 11 and 18) Stockholders' equity:
Common Stock, par value $.01 per share; in 1998 and 1997, 1 million shares
              authorized and 1,000 issued and outstanding ................            --                 --
            Additional paid-in capital ...................................       423,500            173,500
            Retained earnings (deficit) ..................................       (24,895)            (4,701)
                                                                             -----------        -----------
              Total stockholders' equity .................................       398,605            168,799
                                                                             -----------        -----------
              Total liabilities and stockholders' equity .................   $ 1,109,131        $   943,123
                                                                             -----------        -----------

                 See accompanying notes to financial statements

                          HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

                                           INCOME (LOSS)

                                          (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                          ------------------------
                                                                    YEAR     FOUR MONTHS  EIGHT MONTHS
                                                                   ENDED        ENDED        ENDED      YEAR ENDED
                                                                DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                   1998          1997        1997         1996
                                                                 ---------    ---------    ---------    ---------
Revenues
  Trade sales and services                                       $  84,497    $  66,564    $ 307,603    $ 435,297
  Affiliate sales                                                  281,251       72,169         --           --
  Other revenues                                                      --           --           --           --
                                                                 ---------    ---------    ---------    ---------
Total revenues                                                     365,748      139,675      307,603      435,297

Cost of goods sold                                                 365,748      139,675      307,603      435,297
Gross Profit                                                         9,374       12,761       56,716      104,630
Expenses
  Selling, general and administrative                               12,610        6,645       19,567       35,369
  Research and development                                           8,049        2,654        3,509        6,006
  Reversal of environmental accrual                                   --           --         (9,000)        --
                                                                 ---------    ---------    ---------    ---------
Operating income (loss)                                            (11,285)       3,462       42,640       63,255
Interest expense
  Affiliate interest expense                                        (6,405)      (7,568)        --           --
  Other interest expense                                           (21,115)      (3,353)     (15,163)     (14,407)
Interest income                                                        240        1,098        1,273        1,778
Defense and Merger Costs                                              --           --         (8,500)      (1,247)
                                                                 ---------    ---------    ---------    ---------
Other expense                                                        6,812         (226)     (13,447)        (486)
Income (loss) from continuing operations before income
taxes                                                              (31,753)      (6,587)       6,803       48,893
                                                                 ---------    ---------    ---------    ---------
Income tax benefit (expense)                                        11,559        2,104       (3,648)     (18,449)
Income (loss) from continuing operations                           (20,194)      (4,483)       3,155       30,444
Loss (income) from discontinued operations (net of income
   tax benefits of ($55), ($673) and ($351) respectively)             --            218        2,692          713
                                                                 ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss                            (20,194)      (4,701)         463       29,731
Extraordinary loss (net of income tax benefit, ($424))                --           --            694         --
                                                                 ---------    ---------    ---------    ---------
Net income (loss)                                                $ (20,194)   $  (4,701)   $    (231)   $  29,731
                                                                 =========    =========    =========    =========
Other comprehensive income, net of tax: foreign currency
translation adjustment (net of income tax benefit (expense) of
$0, $323, $433, and ($710), respectively) - discontinued
operations                                                            --           (527)        (707)       1,158
                                                                 ---------    ---------    ---------    ---------
Comprehensive income (loss)                                      $ (20,194)   $  (5,228)   $    (938)   $  30,889
                                                                 =========    =========    =========    =========

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                             FOREIGN
                                                                                                RETAINED     CURRENCY
                                                       COMMON STOCK   TREASURY    PAID-IN      EARNINGS     TRANSLATION
PREDECESSOR COMPANY:                             SHARES     AMOUNT     STOCK      CAPITAL     (DEFICIT)     ADJUSTMENT      TOTAL
                                                 ------     ------     -----      -------      -------      ----------      -----
Balance, December 31, 1995 ................      18,745    $     187      --      $ 111,247    $  28,595    $     122    $ 140,151

 Issuance of common stock .................          63            1      --            240         --           --            241
 Tax benefit of directors' and employees' .        --           --        --             66         --           --             66
compensa tion deduction
 Foreign currency translation adjustment ..        --           --        --           --           --          1,868        1,868
(discontinued operations)
 Dividends on common stock ($.16 per share)        --           --        --           --         (3,006)        --         (3,006)
 Net income ...............................        --           --        --           --         29,731         --         29,731
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1996 ................      18,808          188      --        111,553       55,320        1,990      169,051
 Issuance of common stock .................          52            1      --            334         --           --            335
 Repurchase of common stock ...............         (12)          (1)   $   12          (83)        --           --            (72)
 Foreign currency translation adjustment ..        --           --        --           --           --         (1,140)      (1,140)
(discontinued operations)
 Dividends on common stock ($.08 per share)        --           --        --           --         (1,507)        --         (1,507)
 Net loss .................................        --           --        --           --           (231)        --           (231)
                                                -------         ----    ------       ------      -------      -------        -----
Balance at August 31, 1997 ................      18,848          188        12      111,804       53,582          850      166,436
-----------------------------------------------------------------------------------------------------------------------------------
POST MERGER:
 Purchase accounting adjustments ..........     (18,848)        (188)      (12)      61,696      (53,582)        (850)       7,064
 Net loss .................................        --           --        --           --         (4,701)        --         (4,701)
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1997 ................        --           --        --        173,500       (4,701)        --        168,799
Capital contribution from parent ..........        --           --        --        250,000         --           --        250,000
 Net loss .................................        --           --        --           --        (20,194)        --        (20,194)
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1998 ................        --           --        --      $ 423,500    $ (24,895)        --      $ 398,605
                                                -------         ----    ------       ------      -------      -------        -----

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             PREDECESSOR COMPANY
                                                                                           -----------------------
                                                                                            EIGHT
                                                                  YEAR       FOUR MONTHS    MONTHS
                                                                  ENDED        ENDED        ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                  1998          1997         1997          1996
                                                                  ----          ----         ----          ----
OPERATING ACTIVITIES:
Net income (loss)                                               $ (20,194)   $  (4,701)   $    (231)   $  29,731
Reconciliation to net cash provided by continuing operations:
 Loss (income) from discontinued operations                            --          218        2,692          713
 Depreciation and amortization                                     33,723       14,570       14,808       16,886
 Deferred income taxes                                            (13,932)       5,003       (2,160)       2,101
 Amortization of debt issuance costs                                  869          264        1,130        1,297
 Extraordinary loss, net of income taxes                               --           --          694           --
 Changes in operating working capital (net of merger):
  Deposits held in trust                                               --           --           --        3,547
   Accounts receivable                                             21,242       12,067        1,303      (14,525)
   Inventories                                                     11,555       (7,703)       2,554       (9,294)
   Other current assets                                            17,821      (20,039)          17          292
   Accounts payable                                               (24,559)      21,531       (7,884)      21,610
   Accrued interest                                                    --       (3,418)       3,252          175
   Employee benefits payable and accrued liabilities               (2,562)     (18,858)      13,340         (751)
   Income taxes payables                                               --       (4,254)       3,660      (30,118)
   Other noncurrent liabilities                                    (6,307)     (15,153)      (9,191)        (649)
   Other                                                           (8,943)       9,050      (20,795)      (5,166)
                                                                ---------    ---------    ---------    ---------
   Net cash provided by (used in) continuing operations             8,713      (11,423)       3,189       15,849
Net cash provided by (used in) discontinued operations                 --           --       (5,565)       2,360
                                                                ---------    ---------    ---------    ---------
   Net cash provided by (used in) operations                        8,713      (11,423)      (2,376)      18,209
                                                                ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
 Advances receivable - affiliates                                  49,029      (49,029)          --           --
 Acquisition of Rexene                                                 --     (308,369)          --           --
 Capital expenditures of continuing operations                   (318,282)     (43,859)     (72,063)    (105,914)
 Capital expenditures of discontinued operations                       --         (147)      (3,312)      (7,878)
 Proceeds from sale of discontinued operations                         --       70,000           --           --
 Purchase of intangibles                                               --           --       (1,271)          --
                                                                ---------    ---------    ---------    ---------
  Net cash used in investing activities                          (269,253)    (331,404)     (76,646)    (113,792)
                                                                ---------    ---------    ---------    ---------

                                                                                             PREDECESSOR COMPANY
                                                                                           -----------------------
                                                                                            EIGHT
                                                                  YEAR       FOUR MONTHS    MONTHS
                                                                  ENDED        ENDED        ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                  1998          1997         1997          1996
                                                                  ----          ----         ----          ----
FINANCING ACTIVITIES:
 Issuance of common stock to parent                                    --      173,500           --           --
 Intercompany borrowing from parent                                10,540      269,525           --           --
 Long term  borrowings                                                 --           --       83,916           --
 Repayment of long-term debt                                     (100,198)          --           --
 Bank borrowing, net of repayment                                      --           --           --       60,000
 Debt issuance costs and other                                         --           --       (3,182)      (4,598)
 Advance payment from customer, net of repayments                      --           --           --       (3,600)
 Cash dividends paid                                                   --           --       (2,259)      (3,004)
 Repurchase of common stock                                            --           --         (166)          --
 Proceeds of capital contribution by parent                       250,000           --           --           --
 Proceeds of issuance of common stock, net                             --           --          251          241
                                                                ---------    ---------    ---------    ---------
  Net cash provided by financing activities                       260,540      342,827       78,560       49,039
                                                                ---------    ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents                       --           --         (462)     (46,544)
Cash and Cash Equivalents at Beginning of Period                       --           --          714       47,258
Cash and Cash Equivalents at Beginning of Period                       --           --         (252)          --
                     for Discontinued Operations
                                                                ---------    ---------    ---------    ---------
Cash and Cash Equivalents at End of Period                             --           --           --    $     714
                                                                ---------    ---------    ---------    ---------
Supplemental Cash Flow information:
  Cash paid for interest                                        $  20,549    $  10,274    $  16,160    $  21,951
  Cash paid for income taxes                                          469        3,222        1,064       46,551

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) MERGER

         Effective September 1, 1997, (the "Effective Date") for financial accounting purposes, the Company, formerly known as Rexene Corporation, was acquired (the "Merger") by Huntsman Corporation for $16.00 per share paid to the shareholders of the Company. The accounting treatment of the cash consideration paid by Huntsman Corporation is shown under push-down accounting rules.

         The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

Sources of Funds:
          Loan agreement with Huntsman Group $ 225,067 Holdings Finance Company ("HGHFC")
          Equity Contribution                        173,500
          Rexene Working Capital                       3,382
                                                  ----------
                      Total                       $  401,949
                                                  ==========
Uses of Funds:
          Payment of the Merger
Consideration                                     $  301,614
          Liquidation of Rexene debt                 100,080
          Transaction fees and expenses(1)               255
                                                  ----------
                      Total                       $  401,949
                                                  ==========
--------------

(1) Transaction fees and expenses totaled $6.8 million, of which $255 thousand was paid on August 27, 1997. The remainder were paid using funds provided by operations.

         The Merger has been accounted for as a purchase transaction, and accordingly, the consolidated financial statements subsequent to the Effective Date reflect the purchase price, including transaction costs and liabilities assumed based on their estimated fair values as of the Effective Date. The combined financial statements for periods prior to September 1, 1997 have been prepared on a historical cost basis. Operating results subsequent to the Merger are comparable to the operating results prior to the Merger except for depreciation expense, amortization of intangible assets, pensions, and interest expense. In addition, Rexene's pre-Merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Huntsman Polymers Holding Company, a wholly owned subsidiary of Huntsman Corporation), rendering the presentation of per share data no longer meaningful.

          The allocation of the $308 million Merger consideration (including fees and expenses) was finalized during the three months ended September 30, 1998 and differs from the original allocation as follows (in thousands of dollars):

                                Final Allocation      Original Allocation
                                September 30, 1998      August 27, 1997
                                ------------------      ---------------
Current assets                     $  95,770            $  95,569
CT Business                           70,000               70,000
Plant and equipment                  639,800              701,697
Goodwill                              42,406                   --
Other non-current assets              54,809               40,254
Liabilities assumed                 (594,396)            (599,131)
                                   ---------            ---------
          Total                    $ 308,389            $ 308,389
                                   =========            =========

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DISCONTINUED OPERATIONS

         As discussed more fully in Note 17, the Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations. Revenues of the CT Business were (in millions), $16.3, $107.2, and $152.5 for the four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996, respectively.

CASH AND CASH EQUIVALENTS

         Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost or market using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired. Interest costs are capitalized as part of major construction projects. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is included in income.

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

FOREIGN CURRENCY TRANSLATION

         The Company's foreign subsidiary was sold effective September 30, 1997 in conjunction with the CT Film sale transaction described in Note 16. Prior to the sale, the operations of the Company's foreign subsidiary used the local currency of the country of operation as the functional currency. The financial statements of the foreign subsidiary were translated at the current and average exchange rates, with any resulting translation adjustments included in the foreign currency translation adjustment account in other comprehensive income
(loss).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the related party loans, capital lease, and bank borrowings approximates fair value as they bear interest at a floating rate plus an applicable margin. At December 31, 1998 and 1997, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $191 million and $196 million, respectively, based on quoted market rates.

RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the impact of this statement on its financial statements.

INCOME (LOSS) PER SHARE

         Income (loss) per share is not presented because it is not considered meaningful information due to the acquisition by a single non-public shareholder.

3)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                               December 31, 1998     December 31, 1997
                                               -----------------     -----------------
Trade                                              $   8,927           $   9,889
Other                                                  3,724              13,695
                                                   ---------           ---------
                                                      12,651              23,584
Less allowances for bad debts and returns             (2,101)             (1,684)
                                                   ---------           ---------
                                                      10,550              21,900
Affiliate-receivables and advances                    19,475              78,396
                                                   ---------           ---------
                                                   $  30,025           $ 100,296
                                                   ---------           ---------

         Net additions to (deductions from) the allowance accounts were (in thousands) $417, $(742), $180, and $141 for the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997, and year ended December 31, 1996, respectively.

4)  INVENTORIES


         Inventories consist of the following (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Raw Materials                                     $   7,661               $  11,297
Work in progress                                      3,614                   7,952
Finished goods                                    $  34,613               $  38,194
                                                  ---------               ---------
                                                  $  45,888               $  57,443
                                                  ---------               ---------


5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Land                                              $   3,702               $   4,487
Buildings                                           167,907                  23,249
Plant and equipment                                 488,526                 542,834
Construction in progress                            335,943                 171,384
                                                  ---------               ---------
                                                    996,078                 741,954
Less accumulated depreciation                       (45,055)                (14,536)
                                                  ---------               ---------
                                                  $ 951,023               $ 727,418
                                                  ---------               ---------

         Depreciation expense for the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996 was (in millions), $33.0, $14.3, $10.0 and $15.2, respectively. During the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996, $26.1 million,$4.2 million, $5.3 million, and $8.3 million, respectively, of interest was capitalized in connection with construction projects, substantially all of which related to continuing operations.

6)  INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Debt issuance costs                               $   7,173               $   7,173
Less accumulated amortization                        (2,689)                 (1,821)
                                                  ---------               ---------
                                                  $   4,484               $   5,352
                                                  ---------               ---------
Goodwill                                          $  42,406               $       -
Less accumulated amortization                        (2,814)                      -
                                                  ---------               ---------
                                                  $  39,592               $       -
                                                  ---------               ---------


Other intangible assets                           $   4,626               $   3,105
Less accumulated amortization                           (85)                    (11)
                                                  ---------               ---------
                                                  $   4,541               $   3,094
                                                  ---------               ---------
                                                  $  48,617               $   8,446
                                                  ---------               ---------

7)  OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Spare parts inventory-at average cost             $  19,374               $  20,432
Deferred turnaround expenses                          5,865                       -
Catalysts                                             2,648                   2,266
Long-term note receivable                               918                   1,198
Other                                                 2,532                      19
                                                  ---------               ---------
                                                  $  31,337               $  23,915
                                                  ---------               ---------

8)  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Accrued taxes, other than income                  $   4,845               $   5,506
Current portion of advance payment
  from customer (see note 10)                         3,600                   3,600
Other accrued expenses                                2,541                   5,974
                                                  ---------               ---------
                                                  $  10,986               $  15,080
                                                  ---------               ---------

9)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                              December 31, 1998       December 31, 1997
                                              -----------------       -----------------
Intercompany borrowings                           $ 264,495               $ 258,055
Capital lease - affiliate                            50,000                  50,000
11 3/4% Senior Notes due 2004                       174,882                 174,882
Accrued interest on capital lease                     5,635                   1,535
                                                  ---------               ---------
Total long-term debt                              $ 495,012               $ 484,472
                                                  ---------               ---------

INTERCOMPANY BORROWINGS

         Intercompany loans are made pursuant to the Huntsman Polymers Intercompany Loan Agreement dated August 27, 1997 between HGHFC and the Company. The loans accrue interest at prime rate (7.75% at December 31, 1998) plus a margin of 0.75% and are payable upon demand. Management of HGHFC has represented that HGHFC does not intend to require the Company to repay the debt before January 1, 2002, accordingly, such amounts have been classified as long-term. To the extent permitted by the indenture governing the Company's 11 3/4% Senior Notes, the intercompany loans are secured by all of the assets of the Company.

CAPITAL LEASE

         On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's FPO facility in Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. The Company is obligated to make quarterly lease payments through September 30, 2002, the maturity date of the Capital Lease Agreement. At the end of the lease period, the Company has the option to acquire the facility for a nominal amount. Interest accrues on the unpaid lease amount ($50 million at December 31, 1998) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). Lease payments, including interest, begin on December 31, 1999. The lease is secured by all of the fixed assets associated with the FPO facility.

         The Company's long-term capital lease as of December 31, 1998 maturities are as follows (in thousands):

For the years ending December 31,


               1999                           $ 3,125
               2000                            13,750
               2001                            18,125
               2002                            15,000
                                              -------
                                              $50,000

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

           On March 14, 1997, the Predecessor Company received a commitment from Scotia Bank to increase the borrowing availability under the amended Credit Agreement from $150 million to $225 million through $150 million in term loans and $75 million in a revolving credit facility (the "New Credit Agreement'). The primary use of the proceeds from the New Credit Agreement was to provide funds to repurchase the Company's Common Stock pursuant to the Share Repurchase Program and to finance portions of the Company's capital expenditure program at its Odessa, Texas plant. The Amended Credit Agreement was terminated and all amounts borrowed thereunder were repaid in August 1997.

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

            Year                                                 Percentage
            ----                                                 ----------
            (Beginning December 1)
            1999 .............................................    105.875%
            2000 .............................................    103.917%
            2001 .............................................    101.958%
            2002 .............................................    100.000%

           The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations.

10) OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

                                       December 31, 1998      December 31, 1997
                                       -----------------      -----------------
Accrued environmental remediation
 costs (see note 18)                        $ 7,626                $ 8,535
Advance payment from customer                 8,800                 12,400
Accumulated postretirement benefit
 obligation (see note 16)                    12,447                 11,922
Pension liabilities (see note 16)             2,171                  4,695
Other                                         6,199                  5,998
                                            -------                -------
                                            $37,243                $43,550
                                            -------                -------

           In July 1995, the Predecessor Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. The unamortized portion of this advance payment net of current portion, is included as a noncurrent liability above. This advance payment is secured by a lien on the styrene plant in Odessa, Texas.

11) COMMITMENTS

         The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of non-cancelable operating lease agreements as of December 31, 1998 are as follows (in thousands):

For the years ending December 31,
    1999                                                         $ 10,481
    2000                                                            9,358
    2001                                                            7,389
    2002                                                            4,374
    2003                                                            3,874
    2004 and thereafter                                            23,834
                                                                 --------
Total minimum lease payments                                     $ 59,310
                                                                 --------

           Rental expense (in millions) under operating leases for the years ended December 31, 1998, 1997 and 1996 approximated $5.8, $7.9, and $8.7, respectively, substantially all of which relates to continuing operations.

           In 1999, the Company expects to spend approximately $42 million for capital expenditures.

12) INCOME TAX

         Income tax (expense) benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):

                                                                          Predecessor Company
                                                             ----------------------------------------------
                      Year Ended          Four Months Ended      Eight Months Ended      Year Ended December
                  December 31, 1998       December 31, 1997        August 31, 1997             31, 1996
                  -----------------       -----------------        ---------------             --------
Current
  Federal               $      -                $3,518                  $7,892                    $(14,324)
  State                        -                   544                   1,088                      (2,024)
Deferred                  11,559                (1,958)                (12,628)                     (2,101)
                        -------                 ------                  ------                    --------
                        $ 11,559                $2,104                 $(3,648)                   $(18,449)
                        ========                ======                 =======                    ========

           In addition, for the eight months ended August 31, 1997, the Company recorded an income tax benefit of $424 thousand as a result of the extraordinary loss from the write-off of certain deferred issuance costs as a result of the May 8, 1997 amendment to the Credit Agreement.

           The statutory federal income tax rate was 35% for the years ended December 31,1998, 1997 and 1996. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):

                                                                                                  Predecessor Company
                                                                                          ----------------------------------------
                                                   Year Ended        Four Months Ended     Eight Months Ended       Year Ended
                                                December 31, 1998     December 31, 1997     August 31, 1997     December 31, 1996
                                                -----------------     -----------------     ---------------     -----------------
Income tax (expense) benefit computed at
statutory federal tax rate                            $ 11,114             $  2,305             $ (2,381)            $(17,112)
State income taxes                                         953                  206                1,088               (1,316)
Non-deductible amortization and expenses                  (324)                 (61)                 (92)                (246)
Non-deductible merger and defense costs                     --                   --               (2,097)                  --
Effect of Foreign Sales Corporation                         --                  191                  230                  349
Other, net                                                (184)                (537)                (396)                (124)
                                                      --------             --------             --------             --------
Income tax (expense) benefit                          $ 11,559             $  2,104             $ (3,648)            $(18,449)
                                                      ========             ========             ========             ========

   The net deferred income tax liability consists of the following (in thousands):

                                        December 31, 1998   December 31, 1997
                                        -----------------   -----------------
Property, plant and equipment               $ 143,626           $ 180,597
Intangible assets                               1,996                 376
Accounts receivable                             1,705                  --
Other noncurrent assets                         2,308                  --
Other current assets and liabilities            1,203                  --
                                            ---------           ---------
           Gross deferred tax liabilities     150,838             180,973
                                            ---------           ---------
Accounts receivable                                --              (1,192)
Inventories                                    (1,796)             (2,863)
Tax losses and credits carried forward        (14,547)                 --
Other noncurrent assets                            --                (504)
Other noncurrent liabilities                   (9,186)            (14,251)
Other current assets and liabilities               --              (1,487)
                                            ---------           ---------
           Gross deferred tax assets          (25,529)            (20,297)
                                            ---------           ---------
                                            $ 125,309           $ 160,676
                                            =========           =========

   The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                               1998                1997
                                               ----                ----
Net current (asset) liability               $   1,151           $  (5,543)
Net long-term liability                       124,158             166,219
                                            ---------           ---------
Net                                         $ 125,309           $ 160,676
                                            =========           =========


         At December 31, 1996, the CT Business had an $8.1 million operating loss carryforward related to the operations of the CT Business in the United Kingdom. The CT Business was sold in 1997. (see note 17)

13) INTEREST EXPENSE

         For the year ended December 31, 1998, interest expense consisted of:
(i) interest on the 11 3/4% Senior Notes; (ii) amortization of debt issuance costs, (iii) an interest credit for interest capitalized in connection with construction projects; (iv) interest on the Intercompany Loan; and (v) interest on the Capital Lease. For the year ended December 31, 1997, interest expense consisted of items (i) through (v) above plus interest on the Amended Credit Facility and Term Loan. For the year ended December 31, 1996, interest expense consisted of items (i) through (iii) plus interest on the Amended Credit Facility and Term Loan.

14)      OTHER EXPENSE

         In 1997 the Company and Phillips Petroleum Company (Phillips) settled for $13.0 million a patent infringement lawsuit involving Phillips' patent covering the manufacture of crystalline polypropylene. Under the agreement, the Company paid a lump sum of $10 million to Phillips on September 27, 1997, and will pay up to $300,000 each quarter until the patent expires on March 15, 2000. The Company and Phillips also entered into a new crystalline polypropylene license agreement which allows the Company to utilize the patent until it expires in return for a royalty on sales.

15)      OTHER INFORMATION

         Export sales from operations (in millions) were $16.8, $9.8, $19.5, and $28.7 for the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996, respectively.

         Maintenance and repair expenses (in millions) were $24.0, $8.1, $17.5, and $23.1 for the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997, and year ended December 31, 1996, respectively.

16)      EMPLOYEE BENEFITS

         The Financial Accounting Standards Board (FASB) issued SFAS 132, "Employers' Disclosures about Pensions & Other Postretirement Benefits", effective for 1998. The new standard does not change the measurement of cost recognition for pension or other postretirement plans. It standardizes disclosure requirements, requires additional information on changes in benefit obligations and plan assets to facilitate financial analysis, and eliminates other disclosures that are no longer useful.

SAVINGS PLANS

         Until December 31, 1997, the Company sponsored an employee savings plan (the "Savings Plan") that provided participating employees with additional income upon retirement. Employees could contribute annually between 1% and 10% of their base salary up to the IRS pre-tax contribution limit to the Savings Plan. The Company matched a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base salary. Employee contributions were fully vested. Employer contributions were fully vested upon retirement or after five years of service. For 1997 and 1996, the Company matched 25% of the employee contributions up to the 6% limit, contributing approximately $575,000 and $526,000 to the Savings Plan, respectively, substantially all of which pertains to continuing operations.

         The Savings Plan merged with the Huntsman Salary Deferral Plan (the "Huntsman Savings Plan") as of January 1, 1998. Under the Huntsman Savings Plan, employees may contribute annually between 1% and 15% of pay up to the IRS pre-tax contribution limit ($10,000 for 1998) to the Savings Plan. The Company matches 50% of the employee's contributions up to 4% of the employee's pay. Employee contributions and Company matching contributions are fully vested. For 1998, the Company match to the Huntsman Savings Plan equaled approximately $770,000.

MONEY PURCHASE PLANS

         Huntsman Corporation sponsors a qualified money purchase plan (the "Money Purchase Plan") that provides participating employees of the Company with income upon retirement. Employees participate in the Money Purchase Plan after 24 months of service. No employee contributions are required or permitted. The Company contributions for participants vary based on years of service as follows:

YEARS OF SERVICE                PERCENT OF PAY CONTRIBUTIONS

Less than 2                     0.0%

2 to 6                          0.5%

7 to 9                          3.0%

10 or more                      8.0%

         Company contributions to the Money Purchase Plan are fully vested. For 1998, the Company contributions to the Money Purchase Plan equaled approximately $37,000.

PENSION AND RETIREMENT PLANS

         Until December 31, 1997, the Company sponsored a noncontributory defined benefit plan (the "Pension Plan") covering substantially all full-time employees. Benefits provided under the Pension Plan were primarily based on years of service and the employees final average earnings. The Company's funding policy was to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations.

         The Company sponsored a Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement and survivor benefits for certain key employees who complete a specified period of service and otherwise become eligible under the SERP. During 1997, the Company purchased annuities to fully cover the benefits and liabilities accrued under the SERP.

         The Company continues to provide retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan, and no amount was funded for the Security Plan in 1996 and 1995. No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan. Benefits accrued under this plan were $3.3 million at December 31, 1998. The estimated expense for the year ended December 31, 1998 was $0.3 million.

         The accompanying tables include amounts for the SERP, Security Plan and the Pension Plans as of December 31, 1997 and the periods ending up to that date. The net pension expense for the Pension Plans are reflective of historical data adjusted for the discontinued operations of the CT Business. Net pension expense consists of the following (in thousands:):

                                                               Predecessor Company
                                                        -------------------------------------
                                    Four Months Ended   Eight Months Ended      Year Ended
                                    December 31, 1997    August 31, 1997    December 31, 1996
                                    -----------------    ---------------    -----------------
Service Cost                             $   525             $   976             $ 2,248
Interest Cost                                663               1,254               1,929
Actual return on plan assets                 127              (2,967)             (1,236)
Net amortization and deferral               (781)              1,980                 312
                                         -------             -------             -------
Net pension expense                      $   534             $ 1,243             $ 3,253
                                         -------             -------             -------

         A comparison of the actuarially computed benefit obligation and plan assets at December 31, 1997 is presented in the following table (in thousands):

                                                    1997
                                                    ----
CHANGE IN BENEFIT OBLIGATION
Net benefit obligation at January 1              $ 30,946
Service cost                                        1,501
Interest cost                                       1,917
Benefit payments                                     (606)
Actuarial (gain)/loss                              (1,369)
                                                 --------
Net benefit obligation at December 31            $ 32,389
                                                 --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1           $ 21,316
Actual return on plan assets                        2,840
Employer contributions                              2,411
Benefit payments                                     (606)
                                                 --------
Fair value of plan assets at December 31         $ 25,961
                                                 --------
FUNDED STATUS
Funded status at December 31                     $  6,428
Unrecognized net actuarial gain/(loss)             (1,733)
                                                 --------
Pension liability                                $  4,695
                                                 --------


WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                        7.00%
Expected return on plan assets                       9.00%
Rate of compensation increase                        4.00%

         Effective January 1, 1998, the Pension Plan merged with the Huntsman Corporation Pension Plan (the "Plan"),a trusteed, non-contributory, qualified defined benefit pension plan. The Plan covers substantially all full-time employees of the following member affiliates: Huntsman Corporation, Huntsman Chemical Corporation, Huntsman Petrochemical Corporation, Huntsman International Trading Corporation, Huntsman Purchasing, Ltd. and Huntsman Polymers Corporation. Huntsman Corporation, as the plan sponsor, reflects the costs of the Plan in accordance with SFAS 87 and directly allocates such costs to each of the participating employers.

         Plan assets are held in a master trust. Plan assets are stated at fair value and are comprised primarily of corporate debt, equity securities, and government securities held either directly or in commingled and mutual funds. Huntsman Corporation's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of benefit obligations.

         Benefits provided under the Plan are based on years of service and final average earnings offset by estimated Social Security benefits.

         The net pension liability included in the consolidated balance sheet of $2.2 million at December 31, 1998 represents the Company's allocated share of the Plan's overall pension liability. Customary disclosures including a reconciliation of the projected benefits obligation to the balance sheet liability and the disclosure of component of net pension expense are not possible or meaningful under these circumstances. The Company's net pension cost for the year ended December 31, 1998 was $2.1 million. The pension costs and pension liability assumed a discount rate of 6.75% and a rate of salary progression of 4.00% in 1998. The weighted average expected rate of return on assets for 1998 was 9.00%.

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

         The net postretirement benefit expense is reflective of historical data adjusted for the discontinued operations of CT Film. Net postretirement benefit expense consists of the following (in thousands):

                                                                                Predecessor Company
                                                                         -----------------------------------
                                                                          Eight Months
                                    Year Ended       Four Months Ended        Ended           Year Ended
                                 December 31, 1998   December 31, 1997   August 31, 1997   December 31, 1996
                                 -----------------   -----------------   ---------------   -----------------
Service Cost                           $  370              $  80            $ 295             $ 284
Interest Cost                             650                294              636               653
Net amortization and
  deferral                                 48                 --             (167)             (216)
                                       ------              -----            -----             -----


Net postretirement benefit expense     $1,068              $ 374            $ 764             $ 721
                                       ------              -----            -----             -----

         The following table sets forth the funded status of the postretirement benefits as of December 31, 1998 (in thousands):

                                                       1998        1997
                                                       ----        ----
CHANGE IN ACCUMULATED POSTRETIREMENT
  BENEFIT OBLIGATION
Net benefit obligation at January 1                 $ 11,922    $ 10,073
Service cost                                             370         375
Interest cost                                            650         930
Actuarial (gain)/loss                                 (3,778)        846
Benefits Payments (net of employee contributions)       (543)       (302)
                                                    --------    --------
Net benefit obligation at December 31               $  8,621    $ 11,922
                                                    --------    --------
Plan Assets                                               --          --


FUNDED STATUS
Funded status at December 31                           8,621      11,922
Unrecognized net actuarial gain                        3,826          --
                                                    --------    --------
Balance sheet liability                             $ 12,447    $ 11,922
                                                    --------    --------

         In both 1998 and 1997, in determining the value of postretirement benefit obligations, a discount rate of 7.0% was used; the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 7.5% in 1998, descending to 4.5% in 2004 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $1.2 million and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1998 by approximately $161,000.

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

         The exercise price of stock options is based on the average trading price of the stock for twenty days prior to the grant date. Changes in stock options during the years indicated are as follows:

                                                      Options       Price Range      Weighted Average
                                                    Outstanding      Per Share        Exercise Price
                                                    -----------      ---------        --------------
Balance at January 1, 1996                            679,911        3.43--14.63            6.89
   Granted                                            489,500           10.79              10.79
   Exercised                                          (29,168)       3.43--3.71             3.57
   Canceled                                           (28,566)       3.43--14.63           12.07
                                                   ----------
Balance at December 31, 1996                        1,111,677        3.43--14.63            9.02
   Exercised or bought-out in connection with
      Merger                                       (1,111,677)       3.43--14.63            9.02
                                                   ----------
Balance at December 31, 1997                               --
                                                   ==========

         At December 31, 1998 and 1997, no options were available for grant or outstanding.

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

                                                        Options      Price Range    Weighted Average
                                                      Outstanding     Per Share      Exercise Price
                                                      -----------     ---------      --------------
Balance at January 1, 1996                               85,334      0.43--2.09          0.76
           Granted                                       14,000         3.22             3.22
           Exercised                                    (33,584)     0.43--2.09          0.75
   Balance at December 31, 1996                          65,750      0.43--3.22          1.28
           Granted                                        4,000         3.56             3.56
Exercised or bought-out in connection with merger       (69,750)     0.43--3.56          1.41
                                                        -------
Balance at December 31, 1997                                 --
                                                        =======

         At December 31, 1998 and 1997, no options were available for grant or outstanding.

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

17)      RELATED PARTY TRANSACTIONS

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

         A summary of transactions between the Company and other related parties as of December 31, 1998, and for the four months ended December 31, 1997, is summarized as follows in thousands of dollars:

                                                               Year Ended            Ended
  Four Months                                               December 31, 1998   December 31, 1997
  -----------                                               -----------------   -----------------
  Sales to:
         Huntsman Petrochemical Corporation                      $   8,697          $    596
         Huntsman Chemical Corporation                               1,057             2,500
         Huntsman Specialty Chemicals Corporation                    4,629                 -
         Huntsman Corporation                                      266,868            69,073
  Trade accounts receivable from:
         Huntsman Corporation                                       18,432            69,428
         Huntsman Petrochemical Corporation                            316                 -
  Payroll receivable from:
         Huntsman Packaging Corporation                                  -             6,148
  Other miscellaneous receivables from:
         Huntsman Packaging Corporation                                  -             1,507
         Huntsman Corporation                                            -               586
         Employee advances                                             727               727
  Product purchases from:
         Huntsman Petrochemical Corporation                          5,240               766

  Interest expense on intercompany borrowings and capital lease:
         Huntsman Group Holdings Finance Company                    32,157             7,568


  Accounts payable to:
         Huntsman Petrochemical Corporation                            669                 -
  Miscellaneous accounts payable to:
         Huntsman Chemical Company Limited                              18                 -
         Huntsman Petrochemical Corporation                            120               884
         Huntsman Packaging Corporation                                153               562
         Huntsman Corporation                                          182             4,958
  Long-term debt payable to:
         Huntsman Group Holdings Finance Company                   264,495           258,055
  Long-term capital lease payable to:
         Huntsman Group Holdings Finance Company
         (including accrued interest)                               55,635            51,535
  Capital contribution from parent                                 250,000                 -


18)      CONTINGENCIES

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

         On the basis of reasonable investigation and analysis, management believes that the approximately $7.6 million accrued in the December 31, 1998 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. As of December 31, 1998, the TNRCC has approved closure for ten of the plant's waste management facilities.

         The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $8.5 million, $7.1 million and $7.6 million in 1998, 1997, and 1996, respectively, substantially all of which relates to continuing operations.

         In conjunction with the City of Odessa and the Gulf Coast Waste Disposal Authority, the Company brought the refurbished Odessa South Wastewater Treatment Facility on-line in 1997 to provide a long-range, cost effective wastewater disposal solution. Wastewater is pumped to this facility where it is mixed with City effluent as well as other industrial discharges. The water is treated to meet discharge standards before it is released to an intermittent-flowing stream for further reuse.

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

PHILLIPS BLOCK COPOLYMER LITIGATION

         In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titled "Preparation of Block Copolymers," the last of which expired in 1994. After discovery proceedings were completed, the Company filed a motion for summary judgment in the United States District Court for the Southern District of Texas, Houston Division (the "Court"). On December 23, 1996, the Court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. On September 22, 1998, the Court of Appeals for the Federal Circuit decided the appeal in favor of the Company, affirming the summary judgment. No appeal was taken and this lawsuit is now completed.

TNRCC FLARE INVESTIGATION

         By letter dated January 28, 1999, the Texas Natural Resources Conservation commission ("TNRCC") notified the Company that the TNRCC has concluded that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC is investigating this matter after receiving several complaints from residents of a subdivision near the Odessa facility, but has not indicated what action, if any, it may take.

         The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

19)      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for the years ended December 31, 1998 and 1997 is presented below. Effective September 30, 1997, the Company sold the assets of the CT Film division. The quarterly data is reflective of historical data adjusted for the discontinued operations of CT Film. Amounts are presented in thousands:

                                                           For quarter ended:
                   -------------------------------------------------------------------------------------------------------
                     December 31,  September   June 30,     March 31,   December 31, September 30, June 30,    March 31,
                         1998      30, 1998       1998        1998         1997          1997        1997         1997
                   -------------------------------------------------------------------------------------------------------
Net sales            $  85,529    $  88,483    $  91,376    $ 100,360    $ 103,344    $ 107,635   $ 110,983    $ 125,316
Gross Profit            (5,823)       3,745        4,854        6,598        5,406       14,437      32,541       17,093
Extraordinary               --           --           --           --           --           --        (694)          --
loss
Net income (loss)      (11,836)      (3,233)        (977)      (4,148)      (6,889)     (12,378)       8,221       6,114