Form 10-K/A
period 1998-12-31
HUNTSMAN POLYMERS CORP
filed 1999-04-02
CIK 829218

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-K/A
                               ------------------

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

                   None.

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 31, 1999, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

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

         3.1 - Restated Certificate of Incorporation and the Certificate of Amendment to the Certificate of Incorporation (filed as Exhibit 3(i) to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).

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

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          December 31, 1998   December 31, 1997
                                                                          -----------------   -----------------
                                              ASSETS
Current assets:
            Cash and cash equivalents ....................................   $        --        $        --
            Accounts and notes receivables, net ..........................        10,550             21,900
            Accounts and advances receivable - Affiliates ................        19,475             78,396
            Inventories ..................................................        45,888             57,443
            Deferred income taxes ........................................            --              5,543
            Other current assets .........................................         2,241             20,062
                                                                             -----------        -----------
              Total current assets .......................................        78,154            183,344
Properties, plant and equipment, net .....................................       951,023            727,418
Intangible assets, net ...................................................        48,617              8,446
Other noncurrent assets ..................................................        31,337             23,915
                                                                             -----------        -----------
            Total assets .................................................   $ 1,109,131        $   943,123
                                                                             -----------        -----------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable .............................................   $    33,443        $    52,740
            Accounts payable - Affiliates ................................         1,142              6,404
            Accrued liabilities ..........................................        10,986             15,080
            Deferred income taxes ........................................         1,151                 --
            Accrued interest .............................................         1,723              1,723
            Employee benefits payable ....................................         5,668              4,136
                                                                             -----------        -----------
              Total current liabilities ..................................        54,113             80,083
                                                                             -----------        -----------
Long-term debt ...........................................................       174,882            174,882
Long-term debt - Affiliates ..............................................       320,130            309,590
Deferred income taxes ....................................................       124,158            166,219
Other noncurrent liabilities .............................................        37,243             43,550
                                                                             -----------        -----------
              Total liabilities ..........................................       710,526            774,324
                                                                             -----------        -----------
Commitments and contingencies, (see notes 11 and 18)
Stockholders' equity:
            Common Stock, par value $.01 per share; in 1998 and 1997,
              1 million shares authorized and 1,000 issued and
              outstanding ................................................            --                 --
            Additional paid-in capital ...................................       423,500            173,500
            Retained earnings (deficit) ..................................       (24,895)            (4,701)
                                                                             -----------        -----------
              Total stockholders' equity .................................       398,605            168,799
                                                                             -----------        -----------
              Total liabilities and stockholders' equity .................   $ 1,109,131        $   943,123
                                                                             -----------        -----------

                 See accompanying notes to financial statements

                          HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

                                           INCOME (LOSS)

                                          (IN THOUSANDS)

                                                                                            PREDECESSOR COMPANY
                                                                                          ------------------------
                                                                    YEAR     FOUR MONTHS  EIGHT MONTHS
                                                                   ENDED        ENDED        ENDED      YEAR ENDED
                                                                DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                   1998          1997        1997         1996
                                                                 ---------    ---------    ---------    ---------
Revenues
  Trade sales and services                                       $  84,497    $  66,564    $ 307,603    $ 435,297
  Affiliate sales                                                  281,251       72,169         --           --
  Other revenues                                                      --            942         --           --
                                                                 ---------    ---------    ---------    ---------
Total revenues                                                     365,748      139,675      307,603      435,297

Cost of goods sold                                                 356,374      126,914      250,887      330,667
                                                                 ---------    ---------    ---------    ---------
Gross Profit                                                         9,374       12,761       56,716      104,630
Expenses
  Selling, general and administrative                               12,610        6,645       19,567       35,369
  Research and development                                           8,049        2,654        3,509        6,006
  Reversal of environmental accrual                                   --           --         (9,000)        --
                                                                 ---------    ---------    ---------    ---------
Operating income (loss)                                            (11,285)       3,462       42,640       63,255
Interest expense
  Affiliate interest expense                                        (6,405)      (7,568)        --           --
  Other interest expense                                           (21,115)      (3,353)     (15,163)     (14,407)
Interest income                                                        240        1,098        1,273        1,778
Defense and Merger Costs                                              --           --         (8,500)      (1,247)
Other expense                                                        6,812         (226)     (13,447)        (486)
                                                                 ---------    ---------    ---------    ---------
Income (loss) from continuing operations before income
taxes                                                              (31,753)      (6,587)       6,803       48,893
Income tax benefit (expense)                                        11,559        2,104       (3,648)     (18,449)
                                                                 ---------    ---------    ---------    ---------
Income (loss) from continuing operations                           (20,194)      (4,483)       3,155       30,444
Loss (income) from discontinued operations (net of income
   tax benefits of ($55), ($673) and ($351) respectively)             --            218        2,692          713
                                                                 ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss                            (20,194)      (4,701)         463       29,731
Extraordinary loss (net of income tax benefit, ($424))                --           --            694         --
                                                                 ---------    ---------    ---------    ---------
Net income (loss)                                                $ (20,194)   $  (4,701)   $    (231)   $  29,731
                                                                 =========    =========    =========    =========
Other comprehensive income, net of tax: foreign currency
translation adjustment (net of income tax benefit (expense) of
$0, $323, $433, and ($710), respectively) - discontinued
operations                                                            --           (527)        (707)       1,158
                                                                 ---------    ---------    ---------    ---------
Comprehensive income (loss)                                      $ (20,194)   $  (5,228)   $    (938)   $  30,889
                                                                 =========    =========    =========    =========

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                             FOREIGN
                                                                                                RETAINED     CURRENCY
                                                   COMMON STOCK       TREASURY    PAID-IN      EARNINGS     TRANSLATION
PREDECESSOR COMPANY:                             SHARES     AMOUNT     STOCK      CAPITAL     (DEFICIT)     ADJUSTMENT      TOTAL
                                                 ------     ------     -----      -------      -------      ----------      -----
Balance, December 31, 1995 ................      18,745    $     187      --      $ 111,247    $  28,595    $     122    $ 140,151

 Issuance of common stock .................          63            1      --            240         --           --            241
 Tax benefit of directors' and employees'
   compensation deduction..................        --           --        --             66         --           --             66
 Foreign currency translation adjustment
   (discontinued operations) ..............        --           --        --           --           --          1,868        1,868
 Dividends on common stock ($.16 per share)        --           --        --           --         (3,006)        --         (3,006)
 Net income ...............................        --           --        --           --         29,731         --         29,731
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1996 ................      18,808          188      --        111,553       55,320        1,990      169,051
 Issuance of common stock .................          52            1      --            334         --           --            335
 Repurchase of common stock ...............         (12)          (1)   $   12          (83)        --           --            (72)
 Foreign currency translation adjustment
   (discontinued operations) ..............        --           --        --           --           --         (1,140)      (1,140)
 Dividends on common stock ($.08 per share)        --           --        --           --         (1,507)        --         (1,507)
 Net loss .................................        --           --        --           --           (231)        --           (231)
                                                -------         ----    ------       ------      -------      -------        -----
Balance at August 31, 1997 ................      18,848          188        12      111,804       53,582          850      166,436
-----------------------------------------------------------------------------------------------------------------------------------
POST MERGER:
 Purchase accounting adjustments ..........     (18,848)        (188)      (12)      61,696      (53,582)        (850)       7,064
 Net loss .................................        --           --        --           --         (4,701)        --         (4,701)
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1997 ................        --           --        --        173,500       (4,701)        --        168,799
Capital contribution from parent ..........        --           --        --        250,000         --           --        250,000
 Net loss .................................        --           --        --           --        (20,194)        --        (20,194)
                                                -------         ----    ------       ------      -------      -------        -----
Balance, December 31, 1998 ................        --           --        --      $ 423,500    $ (24,895)        --      $ 398,605
                                                -------         ----    ------       ------      -------      -------        -----

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             PREDECESSOR COMPANY
                                                                                           -----------------------
                                                                                            EIGHT
                                                                  YEAR       FOUR MONTHS    MONTHS
                                                                  ENDED        ENDED        ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                  1998          1997         1997          1996
                                                                  ----          ----         ----          ----
OPERATING ACTIVITIES:
Net income (loss)                                               $ (20,194)   $  (4,701)   $    (231)   $  29,731
Reconciliation to net cash provided by continuing operations:
 Loss (income) from discontinued operations                            --          218        2,692          713
 Depreciation and amortization                                     33,723       14,570       14,808       16,886
 Deferred income taxes                                            (13,932)       5,003       (2,160)       2,101
 Amortization of debt issuance costs                                  869          264        1,130        1,297
 Extraordinary loss, net of income taxes                               --           --          694           --
 Changes in operating working capital (net of merger):
  Deposits held in trust                                               --           --           --        3,547
   Accounts receivable                                             21,242       12,067        1,303      (14,525)
   Inventories                                                     11,555       (7,703)       2,554       (9,294)
   Other current assets                                            17,821      (20,039)          17          292
   Accounts payable                                               (24,559)      21,531       (7,884)      21,610
   Accrued interest                                                    --       (3,418)       3,252          175
   Employee benefits payable and accrued liabilities               (2,562)     (18,858)      13,340         (751)
   Income taxes payables                                               --       (4,254)       3,660      (30,118)
   Other noncurrent liabilities                                    (6,307)     (15,153)      (9,191)        (649)
   Other                                                           (8,943)       9,050      (20,795)      (5,166)
                                                                ---------    ---------    ---------    ---------
   Net cash provided by (used in) continuing operations             8,713      (11,423)       3,189       15,849
Net cash provided by (used in) discontinued operations                 --           --       (5,565)       2,360
                                                                ---------    ---------    ---------    ---------
   Net cash provided by (used in) operations                        8,713      (11,423)      (2,376)      18,209
                                                                ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
 Advances receivable - affiliates                                  49,029      (49,029)          --           --
 Acquisition of Rexene                                                 --     (308,369)          --           --
 Capital expenditures of continuing operations                   (318,282)     (43,859)     (72,063)    (105,914)
 Capital expenditures of discontinued operations                       --         (147)      (3,312)      (7,878)
 Proceeds from sale of discontinued operations                         --       70,000           --           --
 Purchase of intangibles                                               --           --       (1,271)          --
                                                                ---------    ---------    ---------    ---------
  Net cash used in investing activities                          (269,253)    (331,404)     (76,646)    (113,792)
                                                                ---------    ---------    ---------    ---------

                                                                                             PREDECESSOR COMPANY
                                                                                           -----------------------
                                                                                            EIGHT
                                                                  YEAR       FOUR MONTHS    MONTHS
                                                                  ENDED        ENDED        ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                  1998          1997         1997          1996
                                                                  ----          ----         ----          ----
FINANCING ACTIVITIES:
 Issuance of common stock to parent                                    --      173,500           --           --
 Intercompany borrowing from parent                                10,540      269,525           --           --
 Long term  borrowings                                                 --           --       83,916           --
 Repayment of long-term debt                                           --     (100,198)          --           --
 Bank borrowing, net of repayment                                      --           --           --       60,000
 Debt issuance costs and other                                         --           --       (3,182)      (4,598)
 Advance payment from customer, net of repayments                      --           --           --       (3,600)
 Cash dividends paid                                                   --           --       (2,259)      (3,004)
 Repurchase of common stock                                            --           --         (166)          --
 Proceeds of capital contribution by parent                       250,000           --           --           --
 Proceeds of issuance of common stock, net                             --           --          251          241
                                                                ---------    ---------    ---------    ---------
  Net cash provided by financing activities                       260,540      342,827       78,560       49,039
                                                                ---------    ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents                       --           --         (462)     (46,544)
Cash and Cash Equivalents at Beginning of Period                       --           --          714       47,258
Cash and Cash Equivalents at Beginning of Period
  for Discontinued Operations                                          --           --         (252)          --
                                                                ---------    ---------    ---------    ---------
Cash and Cash Equivalents at End of Period                             --           --           --    $     714
                                                                ---------    ---------    ---------    ---------
Supplemental Cash Flow information:
  Cash paid for interest                                        $  20,549    $  10,274    $  16,160    $  21,951
  Cash paid for income taxes                                          469        3,222        1,064       46,551

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

         The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

Sources of Funds:
          Loan agreement with Huntsman Group
          Holdings Finance Company ("HGHFC")      $  225,067
          Equity Contribution                        173,500
          Rexene Working Capital                       3,382
                                                  ----------
                      Total                       $  401,949
                                                  ==========
Uses of Funds:
          Payment of the Merger
          Consideration                           $  301,614
          Liquidation of Rexene debt                 100,080
          Transaction fees and expenses(1)               255
                                                  ----------
                      Total                       $  401,949
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

         Depreciation expense for the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996 was (in millions), $33.0, $14.3, $10.0 and $15.2, respectively. During the year ended December 31, 1998, four months ended December 31, 1997, eight months ended August 31, 1997 and year ended December 31, 1996, $26.1 million, $4.2 million, $5.3 million, and $8.3 million, respectively, of interest was capitalized in connection with construction projects, substantially all of which related to continuing operations.

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

12) INCOME TAX

         Income tax (expense) benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):

                                                                          Predecessor Company
                                                             ----------------------------------------------
                      Year Ended          Four Months Ended      Eight Months Ended      Year Ended December
                  December 31, 1998       December 31, 1997        August 31, 1997             31, 1996
                  -----------------       -----------------        ---------------             --------
Current
  Federal ......        $      -                $3,518                  $7,892                    $(14,324)
  State ........               -                   544                   1,088                      (2,024)
Deferred .......          11,559                (1,958)                (12,628)                     (2,101)
                        -------                 ------                  ------                    --------
                        $ 11,559                $2,104                 $(3,648)                   $(18,449)
                        ========                ======                 =======                    ========

           In addition, for the eight months ended August 31, 1997, the Company recorded an income tax benefit of $424 thousand as a result of the extraordinary loss from the write-off of certain deferred issuance costs as a result of the May 8, 1997 amendment to the Credit Agreement.

           The statutory federal income tax rate was 35% for the years ended December 31, 1998, 1997 and 1996. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):

                                                                                                  Predecessor Company
                                                                                          ----------------------------------------
                                                   Year Ended        Four Months Ended     Eight Months Ended       Year Ended
                                                December 31, 1998     December 31, 1997     August 31, 1997     December 31, 1996
                                                -----------------     -----------------     ---------------     -----------------
Income tax (expense) benefit computed at
statutory federal tax rate .....................      $ 11,114             $  2,305             $ (2,381)            $(17,112)
State income taxes .............................           953                  206                1,088               (1,316)
Non-deductible amortization and expenses .......          (324)                 (61)                 (92)                (246)
Non-deductible merger and defense costs ........            --                   --               (2,097)                  --
Effect of Foreign Sales Corporation ............            --                  191                  230                  349
Other, net .....................................          (184)                (537)                (396)                (124)
                                                      --------             --------             --------             --------
Income tax (expense) benefit ...................      $ 11,559             $  2,104             $ (3,648)            $(18,449)
                                                      ========             ========             ========             ========

   The net deferred income tax liability consists of the following (in thousands):

                                        December 31, 1998   December 31, 1997
                                        -----------------   -----------------
Property, plant and equipment .........     $ 143,626           $ 180,597
Intangible assets .....................         1,996                 376
Accounts receivable ...................         1,705                  --
Other noncurrent assets ...............         2,308                  --
Other current assets and liabilities ..         1,203                  --
                                            ---------           ---------
     Gross deferred tax liabilities ...       150,838             180,973
                                            ---------           ---------
Accounts receivable ...................            --              (1,192)
Inventories ...........................        (1,796)             (2,863)
Tax losses and credits carried
  forward .............................       (14,547)                 --
Other noncurrent assets ...............            --                (504)
Other noncurrent liabilities ..........        (9,186)            (14,251)
Other current assets and liabilities ..            --              (1,487)
                                            ---------           ---------
     Gross deferred tax assets ........       (25,529)            (20,297)
                                            ---------           ---------
                                            $ 125,309           $ 160,676
                                            =========           =========

   The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                               1998                1997
                                               ----                ----
Net current (asset) liability               $   1,151           $  (5,543)
Net long-term liability                       124,158             166,219
                                            ---------           ---------
Net                                         $ 125,309           $ 160,676
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

         A summary of transactions between the Company and other related parties as of December 31, 1998, and for the four months ended December 31, 1997, is summarized as follows in thousands of dollars:

                                                                                   Four Months
                                                               Year Ended            Ended
                                                            December 31, 1998   December 31, 1997
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

PHILLIPS BLOCK COPOLYMER LITIGATION

         In March 1984, Phillips Petroleum Company ("Phillips") filed a lawsuit against the Company seeking injunctive relief, an unspecified amount of compensatory damages and treble damages. The complaint alleged that the Company was infringing two Phillips patents titled "Preparation of Block Copolymers", the last of which expired in 1994. After discovery proceedings were completed, the Company filed a motion for summary judgment in the United States District Court for the Southern District of Texas, Houston Division (the "Court"). On December 23, 1996, the Court entered a final judgment in favor of the Company after granting the Company's motion for summary judgment. Phillips appealed the judgment. The appeal was argued before the Court of Appeals for the Federal Circuit on November 5, 1997. On September 22, 1998, the Court of Appeals for the Federal Circuit decided the appeal in favor of the Company, affirming the summary judgment. No appeal was taken and this lawsuit is now completed.

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