Form 10-Q
period 1999-03-31
HUNTSMAN POLYMERS CORP
filed 1999-05-14
CIK 829218

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999
                                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________
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


         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


         At May 14, 1999, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.


===============================================================================


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED MARCH 31, 1999

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.......................................      3
         Item 1.  Financial Statements...............................      3
           Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998.........................      3
           Consolidated Statements of Operations (unaudited).........      4
           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1999 and 1998 (unaudited)..........      5
           Notes to Consolidated Financial Statements................      6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................     10
         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..................................     15

PART II --OTHER INFORMATION..........................................     15
         Item 1.  Legal Proceedings..................................     15
         Item 6.  Exhibits and Reports on Form 8-K...................     16




PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                                                            (Unaudited)
                                                                           March 31, 1999        December 31, 1998
                                                                         --------------------   --------------------
                                                                                  (thousands of dollars)
            ASSETS

            Current assets:
                Cash and cash equivalents                                            $    -               $    -
                Accounts and notes receivables, net                                  10,744               10,550
                Accounts and advances receivable - affiliates                        91,118               19,475
                Inventories                                                          46,789               45,888
                Deferred income taxes                                                 7,778                    -
                Other current assets                                                 11,690                2,241
                                                                        --------------------    -----------------
                    Total current assets                                            168,119               78,154
                                                                        --------------------    -----------------

            Properties, plant and equipment, net                                    964,014              951,023
            Intangible assets, net                                                   48,361               48,617
            Other noncurrent assets                                                  35,168               31,337
                                                                        ====================    =================
                    Total assets                                                 $1,215,662          $ 1,109,131
                                                                        ====================    =================

            LIABILITIES AND STOCKHOLDER'S EQUITY

            Current liabilities:
                Accounts payable                                                   $ 24,703             $ 33,443
                Accounts payable - affiliates                                             -                1,142
                Accrued liabilities                                                  23,344               17,805
                Accrued interest                                                      6,859                1,723
                                                                        --------------------    -----------------
                    Total current liabilities                                        54,906               54,113
                                                                        --------------------    -----------------

            Long-term debt                                                          174,882              174,882
            Long-term debt - affiliates                                             352,084              320,130
            Deferred income taxes                                                   134,417              124,158
            Other noncurrent liabilities                                             37,335               37,243
                                                                        --------------------    -----------------
                     Total liabilities                                              753,624              710,526
                                                                        --------------------    -----------------

            Stockholder's equity:
                 Common Stock, $0.01 par value, 1 million shares                          -                    -
            authorized
                 1,000 shares issued and outstanding
                 Additional paid-in capital                                         498,500              423,500
                 Accumulated deficit                                               (36,462)             (24,895)
                                                                        --------------------    -----------------
                   Total stockholder's equity                                       462,038              398,605
                                                                        --------------------    -----------------

                   Total liabilities and stockholder's equity                    $1,215,662          $ 1,109,131
                                                                        ====================    =================



                                    See accompanying notes to consolidated financial statements




                           HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Operations (Unaudited)

                                                        Three Months Ended           Three Months Ended
                                                          March 31, 1999               March 31, 1998
                                           ------------------------------------ ----------------------------
                                                              (thousands of dollars)
Revenues
Trade sales and services                                       $ 22,457                     $ 28,390
Affiliate sales                                                  71,249                       71,970
                                           -----------------------------        ----------------------------
                                                                 93,706                      100,360

Cost of goods sold                                               99,382                       93,762
                                           -----------------------------        ----------------------------

Gross profit                                                    (5,676)                        6,598

Expenses
Selling, general and administrative                               4,168                        3,573
Research and development                                          1,746                        1,765
                                           -----------------------------        ----------------------------

Operating income (loss)                                        (11,590)                        1,260

Interest expense, net
Affiliate interest                                              (3,159)                      (2,791)
Other interest                                                  (5,260)                      (5,172)

Other income  (expense)                                           1,162                          (3)
                                           -----------------------------        ----------------------------

Net loss before income taxes                                   (18,847)                      (6,706)

Income tax benefit                                              (7,280)                      (2,548)
                                           ----------------------------- ----------------------------

Net loss                                                     $ (11,567)                     $(4,158)
                                           ============================= ============================



                             See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)

                                                              Three Months        Three Months
                                                                  Ended               Ended
                                                              March 31, 1999     March 31, 1998
                                                            ------------------ -------------------
                                                                   (thousands of dollars)
 Operating Activities
 Net loss                                                          $ (11,567)           $ (4,158)
 Reconciliation to net cash used in operations:
 Depreciation and amortization                                         12,325              10,958
 Deferred income taxes                                                  1,330               1,330
 Amortization of debt issuance costs                                      217                   -
 Changes in operating working capital:
 Receivables                                                          (9,381)             (3,775)
 Inventories                                                            (901)               7,854
 Other current assets                                                 (9,449)                 677
 Accounts payable                                                     (9,882)            (10,249)
 Income taxes payable                                                      -              (3,878)
 Other current liabilities                                             11,826                 566
 Deferred charges and other noncurrent assets                         (4,355)               (814)
 Deferred credits and other noncurrent liabilities                         92             (1,975)
                                                            ------------------ -------------------
 Net cash used in operations                                         (19,745)             (3,266)

 Investing Activities
 Advances receivable - affiliates                                    (62,456)              26,162
 Capital expenditures of continuing operations                       (24,753)            (63,606)
                                                            ------------------ -------------------
 Net cash used in investing activities                               (87,209)            (37,444)

 Financing Activities
 Intercompany borrowing from parent                                    31,954              40,710
 Proceeds of capital contribution by parent                            75,000                   -
                                                            ------------------ -------------------
 Net cash provided by financing activities                            106,954              40,710

 Increase (Decrease) in Cash and Cash Equivalents                           -                   -
 Cash and Cash Equivalents at Beginning of Period                           -                   -
                                                            ------------------ -------------------
 Cash and Cash Equivalents at End of Period                             $   -               $   -
                                                            ================== ===================

 Supplemental Cash Flow Information:
 Cash paid for interest                                                 $   -               $   -
 Cash paid for income taxes                                             $   5               $   -



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

Intangible Assets

           Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets are stated at their fair market values at the time the Company, formerly known as Rexene Corporation, was acquired by Huntsman Corporation and are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement and are included in "Intangible assets, net."

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

New Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivatives and for hedging activities. It required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the impact of this statement on its financial statements.

Income (loss) per share

           Income (loss) per share is not presented because it is not considered meaningful information due to the acquisition by a single non-public shareholder.

2.  Inventories

           Inventories consist of the following (in thousands):

                                     March 31, 1999         December 31, 1998
                                  ---------------------   ---------------------

        Raw materials                           $8,562                $7,661
        Work in progress                         6,855                 3,614
        Finished goods                          31,372                34,613
                                  ---------------------   ---------------------
                                               $46,789               $45,888
                                  ======================  =====================

3.    Property, Plant and Equipment

           The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                         March 31, 1999       December 31, 1998
                                       --------------------- ------------------

        Property, plant and equipment       $1,020,873              $996,078
        Less accumulated depreciation          (56,859)              (45,055)
                                       --------------------- ------------------
                                              $964,014              $951,023
                                       ===================== ==================

4.    Long-Term Debt

           Long-term debt consists of the following (in thousands):

                                         March 31,1999       December 31, 1998
                                       --------------------- ------------------

        Intercompany borrowings              $295,424               $264,495
        Capital lease - Affiliate              50,000                 50,000
        11 3/4% Senior Notes due 2004         174,882                174,882
        Other                                   6,660                  5,635
                                       --------------------- ------------------
                                             $526,966               $495,012
                                       ===================== ==================


5.      Intangible Assets

           Intangible assets, net of accumulated amortization are (in thousands):

                                                         March 31, 1999          December 31, 1998
                                                      ----------------------  ------------------------

         Debt issuance costs                          $            7,173         $          7,173
         Less accumulated amortization                            (2,907)                  (2,689)
                                                      ----------------------  ------------------------
                                                      $            4,266         $          4,484
                                                      ----------------------  ------------------------

         Goodwill                                     $           42,406         $         42,406
         Less accumulated amortization                            (3,342)        $         (2,814)
                                                      ----------------------  ------------------------
                                                      $           39,064         $         39,592
                                                      ----------------------  ------------------------

         Other intangible assets                      $            5,148         $          4,626
         Less accumulated amortization                              (117)                     (85)
                                                      ----------------------  ------------------------
                                                      $            5,031         $          4,541
                                                      ----------------------  ------------------------
                                                      $           48,361         $         48,617
                                                      ======================  ========================

6.    Contingencies

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

      On the basis of reasonable investigation and analysis, management believes that the approximately $7.4 million accrued in the March 31, 1999 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of March 31, 1999, the Texas Natural Resources Conservation Commission ("TNRCC") has approved closure for ten of the plant's solid waste management units.

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

Stockholder Litigation

                On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman Corporation to purchase the outstanding shares of Common Stock. The lawsuit named the Company and each of its directors as defendants. The complaint alleged that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties, including Huntsman Corporation, in order to entrench management. Two other similar lawsuits were also filed in the Chancery Court. All three shareholder lawsuits were dismissed by orders of the court dated March 8, 1999.

TNRCC Flare Investigation

      By letter dated January 28, 1999, the TNRCC notified the Company that the TNRCC has concluded that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty has been sent to the Company. The Company will seek to negotiate a satisfactory Agreed Order with the TNRCC.

      The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

General

           The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in 1998 will continue throughout the balance of 1999 for many of the Company's products. However, the Company believes that the positive strengthening trends in the polyethylene market exhibited during the first quarter of 1999 will continue through the remainder of the year. Like most companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant.

           Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31,
1998

Revenues

           The Company's revenue decreased $6.6 million to $93.7 million for the three months ended March 31, 1999 from $100.3 million for the same period in 1998. The major factors contributing to the decline in revenue were lower sales volume due in part to the re-starting of the olefins plant following the planned turnaround during the first quarter of 1999 to perform maintenance work and tie in the olefins and LLDPE expansions, as well as ongoing industry over-capacity resulting from new capacity additions and lower demand, principally from Asia. Sales revenues were lower in all of the Company's product lines except polyethylene. Styrene sales decreased $3.3 million to $13.3 million primarily due to lower sales price and lower volume resulting from the turnaround discussed above. Olefin sales decreased $2.6 million to $9.2 million due to lower sales prices and lower volume also resulting from the turnaround discussed above. APAO sales decreased $1.1 million to $5.2 million due primarily to market conditions. Polypropylene sales decreased $0.7 million to $18.6 million primarily because of a decrease in sales price. Polyethylene sales revenue increased $1.3 million to $42.6 million due primarily to an increase in the average selling price of 4.3 cents. The Company continues to achieve pricing for its polyethylene and polypropylene products which is significantly greater than current commodity prices.

Gross Profit

           The Company's gross profit decreased $12.3 million to a loss of $5.7 million for the three months ended March 31, 1999 from $6.6 million for the same period in 1998. This decrease in gross profit is due mainly to higher unit costs attributed to lower production rates resulting from the turnaround and expansion projects, as well as the factors described above.

Selling, General and Administrative

           The Company's selling, general and administrative expenses increased $0.6 million to $4.2 million for the three months ended March 31, 1999 from $3.6 million for the same period in 1998, primarily due to higher information service outsourcing charges, higher marketing allocations from the parent company due to increased LLDPE and FPO marketing efforts, and higher depreciation and amortization resulting from goodwill amortization in the 1999 period.

Other Income (Expense)

           The Company's other income (expense) increased $1.2 million for the three months ended March 31, 1999 as compared to the same period in 1998. The change is primarily due to the receipt of a $1.5 million insurance claim receipt in 1999 relating to the January 1998 transformer fire.

Affiliate Interest

           The Company's affiliate interest increased $0.4 million to $3.2 million for the three months ended March 31, 1999 from $2.8 million for the same period in 1998, primarily due to higher levels of debt outstanding in 1999.

Net Income

           The Company's net income decreased $7.4 million to a loss of $11.6 million for the three months ended March 31, 1999 from a loss of $4.2 million for the same period in 1998. The decrease is a result of the reasons stated above.

Liquidity and Capital Resources

           Net cash used in operating activities for the three months ended March 31, 1999 was $19.7 million, as compared to $3.3 million in the same period in 1998. This increase is attributable to a larger net loss and net investment in working capital during the 1999 period as well as an increase in deferred charges and other non current assets.

           Net cash used in investing activities for the three months ended March 31, 1999 was $87.2 million, as compared to $37.4 million for the same period in 1998. This increase is attributable to an increase in advances receivable due from an affiliate of the Company in the 1999 period as compared to a decrease during 1998, partially offset by a decrease in capital expenditures.

           Net cash provided by financing activities for the three months ended March 31, 1999 was $107.0 million, as compared to $40.7 million for the same period in 1998. This increase was primarily attributable to $75.0 million in capital contributions received from the Company's parent in the 1999 period.

           The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of March 31, 1999, the Company owed $352.1 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

           Capital expenditures for the three months ended March 31, 1999 were $24.8 million. The $38.9 million decrease in capital expenditures for the three months ended March 31, 1999 compared to the same period in 1998 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the first quarter of 1999. The Company expects to spend approximately $25 million during the balance of 1999 on capital projects.

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

           A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $7.4 million accrued in the March 31, 1999 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

Year 2000 Software Compliance

State of Readiness

           In 1998, the Company initiated a project to address its readiness for the year 2000 (Y2K). The Company has managed its Y2K compliance effort in four primary areas: (1) management information systems, (2) desktops, enterprise servers and networks, (3) process operations and control systems and (4) physical facilities systems.

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

Process operations and control systems. Y2K concerns relating to the Company's major process control systems have been identified. A significant portion of these concerns have been addressed in connection with the design and construction of the Company's new LLDPE facility and the modernization of the Company's olefins unit. The modernization and expansion program was completed in the first quarter of 1999. The Company believes it has dedicated the necessary resources through the modernization and expansion program and through retaining outside consultants to render all of the Company's major process control systems Y2K compliant by the third quarter of 1999. All significant outside suppliers have also been surveyed regarding their Y2K compliance status. None of these inquiries has revealed significant deficiencies to date.

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

Cost to Address the Year 2000 Problem

           The majority of the cost of addressing the Company's Y2K issues is imbedded in the Company's modernization and expansion program. Since this program requires the installation of modern systems, which are already fully Y2K compliant, it is impossible to break out the Y2K compliance-specific costs. Beyond the modernization and expansion costs, the Company expects to spend an additional $1.2 million. Of this amount, approximately 50% was spent on applications. The balance will be spent on a third party inventory and assessment system ("TAVA"), desktop systems, and manufacturing distributed control systems ("DCSs").

Risks and contingency plans

           The number and age of the Company's previously installed DCSs introduce the greatest amount of risk. The Company expects the corrections to these systems to be completed in the third quarter of 1999 through upgrades from the original vendors. The primary focus of the Company's efforts was on the completion of the modernization and expansion program by the first quarter of 1999. As a result, internal experts are in short supply. Upon the completion of the modernization and expansion program, the Company will refocus its efforts in order to complete its Y2K compliance project by the end of the third quarter of 1999.

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

           Readers are cautioned that forward-looking statements contained under the heading "Year 2000 Software Compliance" should be read in conjunction with the Company's disclosure under the heading: "Other Matters" shown below.

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

      3.   Changes in management or control of the Company;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

                On July 23, 1996, the Company was served with a purported stockholder class action lawsuit filed in the Chancery Court of the State of Delaware, in and for New Castle County, arising from the Company's rejection of the unsolicited offer from Huntsman Corporation to purchase the outstanding shares of Common Stock. The lawsuit named the Company and each of its directors as defendants. The complaint alleged that the defendant directors breached their fiduciary duty to stockholders by refusing to attempt in good faith to maximize stockholder value in the sale of the Company and engaging in a plan to thwart and reject offers from third parties, including Huntsman Corporation, in order to entrench management. Two other similar lawsuits were also filed in the Chancery Court. All three shareholder lawsuits were dismissed by orders of the court dated March 8, 1999.

                The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8K

    (a)       Exhibits
              Number       Exhibits
              --------     --------

              27           Financial Data Schedule

    (b)       Reports Submitted on Form 8-K:

              There were no reports submitted on Form 8-K during the first quarter of 1999.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HUNTSMAN POLYMERS CORPORATION
                                       Registrant


 Date: May 14, 1999                    By: /s/ J. Kimo Esplin
                                          --------------------------------
                                               J. Kimo Esplin
                                               Senior Vice President and
                                               Chief Financial Officer