Form 10-Q
period 1999-06-30
HUNTSMAN POLYMERS CORP
filed 1999-08-13
CIK 829218

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                     OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                       COMMISSION FILE NUMBER 1-9988


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


         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )


         At August 13, 1999, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED JUNE 30, 1999

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION..............................................3
         Item 1.  Financial Statements..................................... 3
            Consolidated Balance Sheets as of June 30, 1999
              (unaudited) and December 31, 1998.............................3
            Consolidated Statements of Operations for the Six
              Months Ended June 30, 1999 and 1998 (unaudited) ..............4
            Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998 (unaudited)...............5
            Notes to Consolidated Financial Statements......................6
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................... 10
         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk............................................15

PART II -- OTHER INFORMATION...............................................16
         Item 1.  Legal Proceedings........................................16
         Item 6.  Exhibits and Reports on Form 8-K.........................16



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 June 30, 1999      December 31, 1998
                                                                --------------      -------------------
                                                                      (thousands of dollars)
ASSETS

Current assets:
    Cash and cash equivalents                                    $             -       $             -
    Accounts and notes receivables, net                                   13,679                10,550
    Accounts and advances receivable - affiliates                         28,534                19,475
    Inventories                                                           59,533                45,888
    Other current assets                                                      48                 2,241
                                                                ----------------     -----------------
        Total current assets                                             101,794                78,154
                                                                ----------------     -----------------

Properties, plant and equipment, net                                     975,165               951,023
Intangible assets, net                                                    47,056                48,617
Other noncurrent assets                                                   35,979                31,337
                                                                ----------------     -----------------
        Total assets                                                  $1,159,994           $ 1,109,131
                                                                ================     =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                                    $ 47,540              $ 33,443
    Accounts payable - affiliates                                            680                 1,142
    Accrued liabilities                                                   21,098                17,805
    Accrued interest                                                       1,723                 1,723
                                                                ----------------     -----------------
        Total current liabilities                                         71,041                54,113
                                                                ----------------     -----------------

Long-term debt                                                           174,882               174,882
Long-term debt - affiliates                                              286,696               320,130
Deferred income taxes                                                    107,640               124,158
Other noncurrent liabilities                                              35,754                37,243
                                                                ----------------     -----------------
         Total liabilities                                               676,013               710,526
                                                                ----------------     -----------------

Stockholder's equity:
     Common Stock, $0.01 par value, 1 million shares authorized                -                     -
     1,000 shares issued and outstanding
     Additional paid-in capital                                          528,500               423,500
     Accumulated deficit                                                (44,519)              (24,895)
                                                                ----------------     -----------------
       Total stockholder's equity                                        483,981               398,605
                                                                ----------------     -----------------

       Total liabilities and stockholder's equity                     $1,159,994           $ 1,109,131
                                                                ================     =================

        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          THREE MONTHS        THREE MONTHS
                                             ENDED                ENDED          SIX MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30, 1999        JUNE 30, 1998       JUNE 30, 1999           JUNE 30, 1998
                                      --------------------------------------------------------------------------------------
                                                                       (thousands of dollars)
REVENUES
      Trade sales and services                    $ 32,828         $    26,908             $ 55,285               $    55,298
      Affiliate sales                               79,266              64,468              150,515                   136,438
                                      --------------------  ------------------  -------------------  ------------------------
                                                   112,094              91,376              205,800                   191,736

COST OF GOODS SOLD                                 109,393              86,522              208,775                   180,284
                                      --------------------  ------------------  -------------------  ------------------------

GROSS PROFIT                                         2,701               4,854              (2,975)                    11,452

EXPENSES
      Selling, general and                           3,459               3,684                7,627                     7,257
      administrative
      Research and development                       1,613               1,874                3,359                     3,639
                                      --------------------  ------------------  -------------------  ------------------------

OPERATING INCOME (LOSS)                            (2,371)               (704)             (13,961)                       556

INTEREST EXPENSE, NET
      Affiliate interest                           (4,760)             (2,988)              (7,919)                   (5,779)
      Other interest                               (5,182)             (5,148)             (10,442)                  (10,320)

Other income  (expense)                              (467)               7,264                  695                     7,261
                                      --------------------  ------------------  -------------------  ------------------------

NET LOSS BEFORE INCOME TAXES                      (12,780)             (1,576)             (31,627)                   (8,282)

Income tax benefit                                 (4,723)               (600)             (12,003)                   (3,148)
                                      --------------------  ------------------  -------------------  ------------------------

NET LOSS                                      $    (8,057)            $  (976)         $   (19,624)                $  (5,134)
                                      ====================  ==================  ===================  ========================


        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        SIX MONTHS           SIX MONTHS
                                                                           ENDED                ENDED
                                                                       JUNE 30, 1999        JUNE 30, 1998
                                                                    -------------------  ------------------
                                                                             (thousands of dollars)
OPERATING ACTIVITIES
Net loss                                                                   $   (19,624)         $   (5,135)
Reconciliation to net cash used in operations:
      Depreciation and amortization                                              27,368              22,301
      Deferred income taxes                                                    (12,003)               2,642
      Amortization of debt issuance costs                                           435                 434
      Changes in operating working capital:
           Receivables                                                         (12,188)              10,505
           Inventories                                                         (13,645)               3,831
           Other current assets                                                   2,193             (4,476)
           Accounts payable                                                      13,635            (29,807)
           Other current liabilities                                            (1,221)             (4,250)
      Deferred charges and other noncurrent assets                              (4,642)             (3,053)
      Deferred credits and other noncurrent liabilities                         (1,490)             (2,251)
                                                                    -------------------  ------------------
           Net cash used in operations                                         (21,182)             (9,259)

INVESTING ACTIVITIES

Advances receivable - affiliates                                                     -              49,029
Capital expenditures of continuing operations                                  (50,384)           (107,812)
                                                                    -------------------  ------------------
      Net cash used in investing activities                                    (50,384)            (58,783)

FINANCING ACTIVITIES
Intercompany (repayment to) borrowing from parent                              (33,434)             23,042

Proceeds of capital contribution by parent                                     105,000              45,000
                                                                    -------------------  ------------------
      Net cash provided by financing activities                                 71,566              68,042

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     -                   -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     -                   -
                                                                    -------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $          -         $         -
                                                                    ===================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $     10,274         $    10,274
Cash paid for income taxes                                                $        920         $        19



        See accompanying notes to consolidated financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

           The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefins ("APAO"), flexible polyolefin ("FPO") and styrene.

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

New Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact of this statement on its financial statements.

Income (loss) per Share

           Income (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single non-public shareholder.


2.  INVENTORIES

           Inventories consist of the following (in thousands):


                                 June 30, 1999      December 31, 1998
                                 -------------      -----------------

Raw materials                     $      8,367            $     7,661
Work in progress                        12,184                  3,614
Finished goods                          38,982                 34,613
                                  ------------            -----------
                                  $     59,533            $    45,888
                                  ============           ============

3.  PROPERTY, PLANT AND EQUIPMENT

           The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                      June 30, 1999      December 31, 1998
                                     --------------      -----------------

Property, plant and equipment          $  1,046,462            $   996,078
Less accumulated depreciation               (71,297)               (45,055)
                                       ------------            -----------
                                       $    975,165            $   951,023
                                       ============            ===========

4.  LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):


                                        June 30,1999     December 31, 1998
                                       --------------    -----------------

Intercompany borrowings                $     229,011        $      264,495
Capital lease - Affiliate                     50,000                50,000
11 3/4% Senior Notes due 2004                174,882               174,882
Other                                          7,685                 5,635
                                       -------------        --------------
                                       $     461,578        $      495,012
                                       =============        ==============

5.  INTANGIBLE ASSETS

           Intangible assets, net of accumulated amortization are (in thousands):


                                         June 30, 1999    December 31, 1998
                                       ---------------    -----------------

Debt issuance costs                      $       7,173         $      7,173
Less accumulated amortization                   (3,124)              (2,689)
                                         -------------         ------------

                                         $       4,049         $      4,484
                                         -------------         ------------

Goodwill                                 $      42,406         $     42,406
Less accumulated amortization                   (3,869)        $     (2,814)
                                         -------------         ------------
                                         $      38,537         $     39,592
                                         -------------         ------------

Other intangible assets                  $       4,626         $      4,626
Less accumulated amortization                     (156)                 (85)
                                         -------------         ------------
                                         $       4,470         $      4,541
                                         -------------         ------------
                                         $      47,056         $     48,617
                                         =============         ============


6.  CONTINGENCIES

ENVIRONMENTAL REGULATION

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

           On the basis of reasonable investigation and analysis, management believes that the approximately $7.3 million accrued in the June 30, 1999 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of June 30, 1999, the Texas Natural Resources Conservation Commission ("TNRCC") has approved closure for sixteen of the plant's solid waste management units.

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

TNRCC FLARE INVESTIGATION

           By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. The Company is seeking to negotiate a satisfactory Agreed Order with the TNRCC. Those negotiations are ongoing.

           The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's LDPE and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. Management believes that many of the factors contributing to the lower selling prices experienced by the industry in 1998 will continue throughout the balance of 1999 for many of the Company's products. However, the Company believes that the strengthening trends in the LDPE market exhibited during the first half of 1999 will continue through the remainder of the year. Like most companies in the industry, the Company's operations have been affected by the shortages and delay of rail transportation into and out of the Odessa plant.

           Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
1998

Revenues

           The Company's revenue increased $20.7 million to $112.1 million for the three months ended June 30, 1999 from $91.4 million for the same period in 1998. The major factors contributing to the increase in revenue were higher sales volumes in all product lines except LDPE which was essentially unchanged during the period and higher sales prices in all product lines except APAO. The higher sales volume was mainly due to the Company's ability to meet increased demand from its customers due in large part to the Olefins and LLDPE modernization and expansion project. LLDPE revenue increased $10.2 million to $10.9 million due entirely to the new LLDPE product unit coming on line in the second quarter of 1999. Olefins revenue increased $3.5 million to $15.9 million due mainly to an 11.2 million pound volume increase resulting from the new expansion of the ethylene unit. Styrene revenue increased $3.4 million to $17.1 million due primarily to a 13.1 million pound increase in sales volume and a 3.7% increase in the average sales price. Polypropylene revenue increased $2.6 million to $18.6 million due to a 5.4 million pound volume increase and a 2.5% increase in the average selling price.

Gross Profit

           The Company's gross profit decreased $2.2 to a gross profit of $2.7 million from $4.9 million for the same period in 1998. The decrease in gross profit is primarily due to the start up delays associated with the LLDPE expansion and higher feedstock costs.

Other Income (Expense)

           The Company's other income (expense) decreased $7.7 million for the three months ended June 30, 1999 as compared to the same period in 1998. Substantially all of the decrease is due to one-time items relating to the licensing of technology and settlement of commercial disputes and other agreements related to production and distribution costs, all of which occurred in 1998.

Affiliate Interest

           The Company's affiliate interest increased $1.8 million to $4.8 million for the three months ended June 30, 1999 from $3.0 million for the same period in 1998, primarily due to higher levels of debt outstanding in 1999.

Net Income

           The Company's net income decreased $7.1 million to a loss of $8.1 million for the three months ended June 30, 1999 from a loss of $1.0 million for the same period in 1998. The decrease is a result of the reasons stated above.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

           The Company's revenue increased $14.1 million to $205.8 million for the six months ended June 30, 1999 from $191.7 million for the same period in 1998. The major factors contributing to the increase in revenue were higher sales volumes in all product lines except LDPE as well as the additional revenue generated from the new LLDPE Plant that came on line in the second quarter of 1999. LLDPE sales revenue increased $20.8 million to $21.8 million for the first six months of 1999. Polypropylene revenue increased $1.9 million due primarily to a 9.6 million pound sales volume increase resulting from improved plant output. LDPE sales decreased $8.9 million to $70.6 million as a result of lower sales volume of 15.3 million pounds, mostly in the first quarter of 1999. The sales volume was adversely affected by the start-up phase of the Company's expansion and modernization projects, which affected production capability.

Gross Profit

           The Company's gross profit decreased $14.5 million to a loss of $3.0 million for the six months ended June 30, 1999 from a profit of $11.5 for the same period in 1998. The decrease in gross profit is due mainly to higher per unit manufacturing costs attributed to lower production rates resulting from the start up of the modernization and expansion projects, higher feedstocks prices, as well as the factors described above.

Affiliate Interest

           The Company's affiliate interest increased $2.1 million to $7.9 million for the six months ended June 30, 1999 from $5.8 million for the same period in 1998, primarily due to higher levels of debt outstanding in 1999.

Other Income (Expense)

           The Company's other income (expense) decreased $6.6 million for the six months ended June 30, 1999 as compared to the same period in 1998. Substantially all of the decrease is due to one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs, all of which occurred in 1998.

Net Income

           The Company's net income decreased $14.5 million to a loss of $19.6 million for the six months ended June 30, 1999 from a loss of $5.1 million for the same period in 1998. The decrease is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash used in operating activities for the six months ended June 30, 1999 was $21.2 million, as compared to $9.3 million in the same period in 1998. This decrease is attributable to a larger net loss during the 1999 period partially offset by higher depreciation and amortization expense during the 1999 period.

           Net cash used in investing activities for the six months ended June 30, 1999 was $50.4 million, as compared to $58.8 million for the same period in 1998. This decrease is attributable to a decrease in capital expenditures in the 1999 period, partially offset by a decrease in the advances receivable from an affiliate of the Company which occurred during the 1998 period.

           Net cash provided by financing activities for the six months ended June 30, 1999 was $71.6 million, as compared to $68.0 million for the same period in 1998. This increase was primarily attributable to $105.0 million in capital contributions received from the Company's parent in the1999 period as compared to $45.0 million in the same period in 1998, partially offset by a $33.4 million reduction in intercompany borrowings in the 1999 period.

           The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of June 30, 1999, the Company owed $286.7 million under the Intercompany Loan Agreement. Subject to certain terms and condi tions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

           Capital expenditures for the six months ended June 30, 1999 were $50.4 million. The $57.4 million decrease in capital expenditures for the six months ended June 30, 1999 compared to the same period in 1998 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the first quarter of 1999. The Company expects to spend approximately $17.7 million during the balance of 1999 on capital projects.

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

           A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $7.3 million accrued in the June 30, 1999 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

YEAR 2000 SOFTWARE COMPLIANCE

State of Readiness

           In 1998, the Company initiated a project to address its readiness for the year 2000 (Y2K). The Company has managed its Y2K compliance effort in four primary areas: (1) management information systems, (2) desktops, enterprise servers and networks, (3) process operations and control systems and (4) physical facilities systems.

Management information systems. The Company identified certain Y2K compliance deficiencies in its Unisys based customer service application. These problems were corrected, with testing of the revised system completed in the second quarter of 1999. In addition, the Company's external data center operator completed an upgrade of its operating systems software to achieve Y2K compliance in the second quarter of 1999. The Company believes the balance of applications in the business support portfolio are compliant.

Desktops and enterprise servers and networks. Desktop and network concerns relating to Y2K have been identified and are being remedied through a new desktop and network rollout, which is currently in progress. The rollout is scheduled for completion by the end of August 1999.

Process operations and control systems. Y2K concerns relating to the Company's major process control systems have been identified. A significant portion of these concerns have been addressed in connection with the design and construction of the Company's new LLDPE facility and the modernization of the Company's olefins unit. The modernization and expansion program was substantially completed in the first quarter of 1999. The Company believes it has dedicated the necessary resources through the modernization and expansion program and through retaining outside consultants to render all of the Company's major process control systems Y2K compliant by the end of the third quarter of 1999. All significant outside suppliers have also been surveyed regarding their Y2K compliance status. None of these inquiries have revealed significant deficiencies to date.

Physical facilities systems. The Company has completed testing of its telecommunications and security systems; no significant Y2K concerns have been identified in these areas. Testing of the uninterruptible power supply system will be completed in August 1999. Surveys of the two major infrastructure-related suppliers to the Company's facility, Texas Utilities and Union Pacific Railroad, have not revealed significant concerns to date. The Company will continue to investigate these suppliers with respect to their Y2K compliance.

Cost to Address the Year 2000 Problem

           The majority of the cost of addressing the Company's Y2K issues is imbedded in the Company's modernization and expansion program. Since this program requires the installation of modern systems which are already fully Y2K compliant, it is impossible to break out the Y2K compliance-specific costs. Beyond the modernization and expansion program, $0.9 million has already been spent and an additional $0.3 million will be spent during the remainder of 1999. Approximately 50% of this $1.2 million of non-program funds was spent on applications, with the balance to be spent on a third party inventory and assessment system, desktop systems and manufacturing distributed control systems ("DCSs").

Risks and contingency plans

           The number and age of the Company's previously installed DCSs introduce the greatest amount of risk. The Company expects the corrections to these systems to be completed in the third quarter of 1999 through upgrades from the original vendors. The primary focus of the Company's efforts was on the completion of the modernization and expansion program by the first quarter of 1999. As a result, internal experts are in short supply. Upon completion of the modernization and expansion program, the Company refocused its efforts in order to complete its Y2K compliance project by the end of the third quarter of 1999.

           In the event of Y2K-related failures, the Company's primary contingency plan is to rely on proven manual methods for completing necessary functions as has been done in past systems outages. While historically manual controls have resulted in reduced production, the Company does not anticipate that such contingency will result in any material adverse effect on its business. The Company is working to develop an awareness of and sensitivity to potential Y2K-related disruptions among its employees in order to minimize operational problems in the event Y2K disruptions occur.

           Readers are cautioned that forward-looking statements contained under the heading "Year 2000 Software Compliance" should be read in conjunction with the Company's disclosure under the heading "Other Matters" shown below.

OTHER MATTERS

           The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Report Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operat ing trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

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


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits
                Number     Exhibits
                --------   --------

                27         Financial Data Schedule


      (b)       Reports Submitted on Form 8-K:

                There were no reports submitted on Form 8-K during the second quarter of 1999.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HUNTSMAN POLYMERS CORPORATION
                                          Registrant


 Date: August 13, 1999                    By:   /s/ J. Kimo Esplin
                                              ------------------------
                                                J. Kimo Esplin
                                                Senior Vice President and
                                                Chief Financial Officer