Form 10-Q
period 1999-09-30
HUNTSMAN POLYMERS CORP
filed 1999-11-12
CIK 829218

===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ------------------

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                       COMMISSION FILE NUMBER 1-9988


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


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No []


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [] No []


      At November 12, 1999, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.


===============================================================================


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED SEPTEMBER 30, 1999

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.......................................... 3
      Item 1. Financial Statements...................................... 3
         Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998............................ 3
         Consolidated Statements of Operations for the Nine Months
           Ended September 30, 1999 and 1998 (unaudited) ............... 4
         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998 (unaudited)................ 5
         Notes to Consolidated Financial Statements..................... 6
      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................10
      Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk..................................................16

PART II -- OTHER INFORMATION............................................16
      Item 1.  Legal Proceedings........................................16
      Item 6.  Exhibits and Reports on Form 8-K.........................16


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)
                                            September 30,     December 31,
                                                 1999             1998
                                            --------------   --------------
                                                (thousands of dollars)

ASSETS

Current assets:
    Cash and cash equivalents                   $        -      $         -
    Accounts and notes receivables, net             16,902           10,550
    Accounts and advances receivable -
      affiliates                                    33,977           19,475
    Inventories                                     69,723           45,888
    Other current assets                             2,792            2,241
                                            --------------   --------------
        Total current assets                       123,394           78,154
                                            --------------   --------------

Properties, plant and equipment, net               967,591          951,023
Intangible assets, net                              47,138           48,617
Other noncurrent assets                             35,932           31,337
                                            --------------   --------------
        Total assets                            $1,174,055      $ 1,109,131
                                            ==============   ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                              $ 65,657         $ 33,443
    Accounts payable - affiliates                      178            1,142
    Accrued liabilities                             23,012           17,805
    Accrued interest                                 6,860            1,723
                                            --------------   --------------
        Total current liabilities                   95,707           54,113
                                            --------------   --------------

Long-term debt                                     174,882          174,882
Long-term debt - affiliates                        287,476          320,130
Deferred income taxes                              104,154          124,158
Other noncurrent liabilities                        33,743           37,243
                                            --------------   --------------
         Total liabilities                         695,962          710,526
                                            --------------   --------------

Stockholder's equity:
     Common Stock, $0.01 par value, 1 million
        shares authorized                                -                -
     1,000 shares issued and outstanding
     Additional paid-in capital                    528,500          423,500
     Accumulated deficit                          (50,407)         (24,895)
                                            --------------   --------------
       Total stockholder's equity                  478,093          398,605
                                            --------------   --------------

       Total liabilities and stockholder's
            equity                              $1,174,055      $ 1,109,131
                                            ==============   ==============

        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                           THREE MONTHS     THREE MONTHS   NINE MONTHS    NINE MONTHS ENDED
                              ENDED            ENDED          ENDED       SEPTEMBER 30, 1998
                           SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                               1999             1998          1999
                          --------------------------------------------------------------------
                                             (thousands of dollars)

REVENUES
    Trade sales and             $ 35,538   $    24,094       $ 90,823         $    79,392
    services
    Affiliate sales               93,149        64,389        243,664             200,827
                          --------------  ------------ --------------   -----------------
                                 128,687        88,483        334,487             280,219

COST OF GOODS SOLD               125,446        84,738        334,221             265,022
                          --------------  ------------ --------------   -----------------

GROSS PROFIT                       3,241         3,745            266              15,197

EXPENSES
    Selling, general and           3,988         2,285         11,615               9,542
    administrative
    Research and                   1,639         2,165          4,998               5,804
    development
                          --------------  ------------ --------------   -----------------

OPERATING INCOME (LOSS)          (2,386)         (705)       (16,347)               (149)

INTEREST EXPENSE, NET
    Affiliate interest           (4,543)       (1,092)       (12,462)             (6,871)
    Other interest               (5,234)       (5,278)       (15,676)            (15,598)

Other income  (expense)            2,642         1,641          3,337               8,902
                          --------------  ------------ --------------   -----------------

NET LOSS BEFORE INCOME
  TAXES                         ( 9,521)       (5,434)       (41,148)            (13,716)

Income tax benefit              ( 3,633)       (2,201)       (15,636)             (5,347)
                          --------------  ------------ --------------   -----------------

NET LOSS                    $   ( 5,888)    $  (3,233)   $   (25,512)          $  (8,369)
                          ==============  ============ ==============   =================



        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998
                                               -------------  -------------
                                                 (thousands of dollars)
                                               -------------  -------------
OPERATING ACTIVITIES
Net loss                                        $   (25,512)   $   (8,369)
Reconciliation to net cash used in operations:
    Depreciation and amortization                     42,883        31,344
    Deferred income taxes                           (15,673)         3,606
    Amortization of debt issuance costs                  651           651
    Changes in operating working capital:
        Receivables                                 (20,854)         7,377
        Inventories                                 (23,835)       (6,000)
        Other current assets                           (551)         7,192
        Accounts payable                              31,250      (41,754)
        Other current liabilities                      6,013         3,523
    Deferred charges and other noncurrent            (5,664)       (3,459)
    assets
    Deferred credits and other noncurrent            (3,500)         (719)
    liabilities
                                               ------------- -------------
        Net cash used in operations                 (14,792)       (6,608)


INVESTING ACTIVITIES

Advances receivable - affiliates                           -      (16,456)
Capital expenditures of continuing operations       (57,554)     (199,474)
                                               ------------- -------------
    Net cash used in investing activities           (57,554)     (215,930)


FINANCING ACTIVITIES
Intercompany (repayment to) borrowing from          (32,654)        72,538
parent

Proceeds of capital contribution by parent           105,000       150,000
                                               ------------- -------------
    Net cash provided by financing activities         72,346       222,538

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                -             -
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                     -             -
                                               ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $         -     $       -
                                               ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                           $    10,274     $  10,274
Cash paid for income taxes                       $       931     $     180



        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), flexible polyolefin ("FPO") and styrene.

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

Inventories

        Inventories are stated at the lower of cost or market using the average cost method.

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


2.  INVENTORIES

        Inventories consist of the following (in thousands):


                            September 30, 1999  December 31, 1998
                            ------------------  -----------------

Raw materials                $        13,351    $           7,661
Work in progress                       9,083                3,614
Finished goods                        47,289               34,613
                             ---------------    -----------------
                             $        69,723    $          45,888
                             ===============    =================

3.  PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                           September 30, 1999   December 31, 1998
                           ------------------   -----------------

Property, plant and
equipment                    $     1,053,630    $         996,078
Less accumulated
depreciation                         (86,039)             (45,055)
                             ---------------    -----------------
                             $       967,591    $         951,023
                             ===============    =================

4.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):


                            September 30,1999   December 31, 1998
                            -----------------   -----------------

Intercompany borrowings      $       228,767    $         264,495
Capital lease - Affiliate             50,000               50,000
11 3/4% Senior Notes due
  2004                               174,882              174,882
Other                                  8,709                5,635
                             ---------------    -----------------
                             $       462,358    $         495,012
                             ===============    =================

5.      INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization are (in thousands):


                                 September 30, 1999   December 31, 1998
                                 ------------------   -----------------

Debt issuance costs              $          7,173     $            7,173
Less accumulated amortization             (3,340)                (2,689)
                                 ----------------     ------------------
                                 $          3,833     $            4,484
                                                -                      -
                                 ----------------     ------------------

Goodwill                         $         42,406     $           42,406
Less accumulated amortization             (4,397)     $          (2,814)
                                 ----------------     ------------------
                                 $         38,009     $           39,592
                                 ----------------     ------------------

Other intangible assets          $          5,603     $            4,626
Less accumulated amortization               (307)                   (85)
                                 ----------------     ------------------
                                 $          5,296     $            4,541
                                 ----------------     ------------------
                                 $         47,138     $           48,617
                                 ================     ==================


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

    On the basis of reasonable investigation and analysis, management believes that the approximately $6.7 million accrued in the September 30, 1999 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of September 30, 1999, the Texas Natural Resources Conservation Commission ("TNRCC") has approved closure for twenty-nine of the plant's solid waste management units.

OTHER MATTERS

    The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company.


TNRCC FLARE INVESTIGATION

    By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,000 penalty, $4,000 of which shall be set aside in light of the Company's contributions to an agreed supplemental environmental project. The re-drafted Agreed Order will be submitted in the near future to the TNRCC commissioners for final approval.

    The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. In general, the markets for the Company's products improved during the first nine months of 1999. Management believes that market conditions will remain stable in the fourth quarter of 1999 and will begin improving again early in 2000. Management also expects to benefit from the operations of its newly expanded and modernized facilities.

        Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

        The Company's revenue increased $40.2 million to $128.7 million for the three months ended September 30, 1999 from $88.5 million for the same period in 1998. The major factors contributing to the increase in revenue were higher sales volumes in all the companies product lines and higher sales prices in Olefins, Styrene, and polyethylene. Polypropylene, APAO and FPO experienced lower selling prices during the third quarter. The higher sales volume was mainly due to the Company's ability to meet increased demand from its customers due in large part to the Olefins and LLDPE modernization and expansion projects. Polyethylene revenue increased $25.8 million to $63.7 million due mainly to the modernization and expansion projects. Olefins revenue increased $6.7 million to $18.6 million due mainly to 53.1 million pound volume increase resulting from the new expansion of the ethylene unit. Styrene revenue increased $4.9 million to $16.6 million due primarily to a 10.3 million pound increase in sales volume and a 21.2% increase in the average sales price due mainly from the industry's supply and demand situation.

Gross Profit

        The Company's gross profit was substantially unchanged at $3.2 million for the third quarter of 1999 compared to the same period in 1998. The increase in revenues discussed above was offset by start-up and other start-up related manufacturing costs.

Selling, General and Administrative Expenses("SG&A")

        The Company's selling, general and administrative expenses increased $1.7 million to $4.0 million for the three months ended September 30, 1999 from $2.3 million for the same period in 1998. Of the increase, $0.5 million was due to the amortization of goodwill in 1999 associated with the purchase accounting allocation, which was not finalized until the end of the third quarter of 1998. The remainder of the increase was primarily due to a one-time, non-recurring expense credit relating to executive bonuses, as well as higher SG&A expenses due to the LLDPE and olefins plant expansions.

Affiliate Interest

        The Company's affiliate interest increased $3.4 million to $4.5 million for the three months ended September 30, 1999 from $1.1 million for the same period in 1998, primarily due to a decrease in capitalized interest related to lower levels of construction in progress in 1999.

Other Income

        The Company's other income increased $1.0 million for the three months ended September 30, 1999 as compared to the same period in 1998, primarily due to the receipt in 1999 of the final settlement of an insurance claim relating to the January 1998 transformer fire.

Income Taxes

        The Company's effective tax rate decreased 3% to 38% for the three months ended September 30, 1999 from 41% for the same period in 1998, primarily due to the amortization of goodwill in 1999 associated with the purchase accounting adjustment.

Net Income

        The Company's net income decreased $2.7 million to a loss of $5.9 million for the three months ended September 30, 1999 from a loss of $3.2 million for the same period in 1998. The decrease is a result of the reasons stated above.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

        The Company's revenue increased $54.3 million to $334.5 million for the nine months ended September 30, 1999 from $280.2 million for the same period in 1998. The major factors contributing to the increase in revenue were higher sales volumes in all product lines as well as the additional revenue generated from the new and modernized facilities. Polyethylene sales revenue increased $37.8 million to $156.2 million for the first nine months of 1999. Olefins revenue increased $7.3 million to $43.5 due mainly to an 88.0 million pound volume increase resulting from the new expansion of the ethylene unit. Styrene sales revenue increased $5.0 million to $47.0 million due to higher sales volume and pricing.

Gross Profit

        The Company's gross profit decreased $14.9 million to $0.3 million for the nine months ended September 30, 1999 from $15.2 million for the same period in 1998. The decrease in gross profit is due mainly to start-up and other start-up related manufacturing costs.

Selling, General and Administrative Expenses

        The Company's selling, general and administrative expenses increased $2.1 million to $11.6 million for the nine months ended September 30, 1999 from $9.5 million for the same period in 1998. Of the increase, $1.6 million was due to nine months of goodwill amortization in 1999 associated with the purchase accounting allocation, which was finalized at the end of the third quarter of 1998. The remainder of the increase was primarily due to higher SG&A expenses due to the LLDPE and olefin plant expansions.

Affiliate Interest

        The Company's affiliate interest increased $5.6 million to $12.5 million for the nine months ended September 30, 1999 from $6.9 million for the same period in 1998, primarily due to a decrease in capitalized interest related to lower levels of construction in progress in 1999.

Other Income

        The Company's other income decreased $5.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998.
Substantially all of the decrease is due to one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs, all of which occurred in 1998.

Net Income

        The Company's net income decreased $17.1 million to a loss of $25.5 million for the nine months ended September 30, 1999 from a loss of $8.4 million for the same period in 1998. The decrease is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the nine months ended September 30, 1999 was $14.8 million, as compared to $6.6 million in the same period in 1998. This increase is attributable to a larger net loss during the 1999 period partially offset by higher depreciation and amortization expenses during the 1999 period associated with the recently expanded facilities.

        Net cash used in investing activities for the nine months ended September 30, 1999 was $57.6 million, as compared to $215.9 million for the same period in 1998. This decrease is attributable to a decrease in capital expenditures in the 1999 period and an increase in the advances receivable from an affiliate of the Company which occurred during the 1998 period.

        Net cash provided by financing activities for the nine months ended September 30, 1999 was $72.3 million, as compared to $222.5 million for the same period in 1998. This decrease was primarily attributable to $105.0 million in capital contributions received from the Company's parent in the1999 period as compared to $150.0 million in the same period in 1998, and a $32.7 million reduction in intercompany borrowings in the 1999 period.

        The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of September 30, 1999, the Company owed $287.5 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

        Capital expenditures for the nine months ended September 30, 1999 were $57.6 million. The $141.9 million decrease in capital expenditures for the nine months ended September 30, 1999 compared to the same period in 1998 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the first quarter of 1999. The Company expects to spend approximately $5.0 million during the balance of 1999 on capital projects.

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

        A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.7 million accrued in the September 30, 1999 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

YEAR 2000 SOFTWARE READINESS

State of Readiness

        In 1998, the Company initiated a project to address its readiness for the year 2000 (Y2K). The Company has managed its Y2K readiness effort in four primary areas: (1) management information systems, (2) desktops, enterprise servers and networks, (3) process operations and control systems and (4) physical facilities systems.

Management information systems. The Company identified certain Y2K readiness deficiencies in its Unisys-based customer service application. These problems were corrected, with testing of the revised system completed in the second quarter of 1999. In addition, the Company's external data center operator completed an upgrade of its operating systems software to achieve Y2K readiness in the second quarter of 1999. The Company believes the balance of applications in the business support portfolio are ready.

Desktops, enterprise servers and networks. Desktop and network concerns relating to Y2K were identified and remedied through a new desktop and network rollout completed in August 1999.

Process operations and control systems. Y2K concerns relating to the Company's major process control systems have been identified. A significant portion of these concerns have been addressed in connection with the design and construction of the Company's new LLDPE facility and the modernization of the Company's olefins unit. The modernization and expansion program was completed in the first quarter of 1999. The Company has dedicated the necessary resources through the modernization and expansion program and through retaining outside consultants and rendered all of the Company's major process control systems Y2K ready by the end of the third quarter of 1999. All significant outside suppliers have also been surveyed regarding their Y2K readiness status. None of these inquiries has revealed significant deficiencies to date.

Physical facilities systems. The Company has nearly completed a survey of its physical facilities systems, including telecommunications, security and uninterruptible power supply systems. To date, no significant Y2K concerns have been identified in these areas. Preliminary surveys of the two major infrastructure-related suppliers to the Company's facility, Texas Utilities and Union Pacific Railroad, have not revealed significant concerns to date. A major test of the Texas power grid of which Texas Utilities is a part was completed satisfactorily on September 9, 1999. The Company will continue to monitor these suppliers with respect to their Y2K readiness.

Cost to Address the Year 2000 Problem

        The majority of the cost of addressing the Company's Y2K issues is imbedded in the Company's modernization and expansion program. Since this program requires the installation of modern systems which are already fully Y2K ready, it is impossible to break out the Y2K readiness-specific costs. Beyond the modernization and expansion program, $1.1 million has already been spent and an additional $0.1 million will be spent during the remainder of 1999. Approximately 50% of this $1.2 million of non-program funds was spent on applications, with the balance to be spent on a third party inventory and assessment system, desktop systems and manufacturing distributed control systems ("DCSs").

Risks and contingency plans

        The number and age of the Company's previously installed DCSs introduce the greatest amount of risk. Corrections to these systems were completed in the third quarter of 1999 through upgrades from the original vendors. The primary focus of the Company's efforts was on the completion of the modernization and expansion program by the first quarter of 1999. As a result, internal experts are in short supply. Upon completion of the modernization and expansion program, the Company refocused and completed its Y2K readiness project in the third quarter of 1999.

        In the event of Y2K-related failures, the Company's primary contingency plan is to rely on proven manual methods for completing necessary functions as has been done in past systems outages. While manual controls have historically resulted in reduced production, the Company does not anticipate that such contingency will result in any material adverse effect on its business. The Company is working to develop an awareness of and sensitivity to potential Y2K-related disruptions among its employees in order to minimize operational problems in the event Y2K disruptions occur. Specific contingency plans have been developed for each operating entity.

        Readers are cautioned that forward-looking statements contained under the heading "Year 2000 Software Readiness" should be read in conjunction with the Company's disclosure under the heading "Other Matters" shown below.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits
            Number     Exhibits
            ------     --------

           27         Financial Data Schedule


    (b)    Reports Submitted on Form 8-K:

           There were no reports submitted on Form 8-K during the third quarter of 1999.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HUNTSMAN POLYMERS CORPORATION
                                 Registrant


 Date: November 12, 1999           By:   /s/ J. Kimo Esplin
                                       ------------------------

                                       J. Kimo Esplin
                                       Senior Vice President and
                                       Chief Financial Officer