Form 10-K405
period 1999-12-31
HUNTSMAN POLYMERS CORP
filed 2000-03-30
CIK 829218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------
                                   FORM 10-K
                          ---------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________________ TO _______________

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

                                                 NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                         THE SECURITIES ARE REGISTERED
11 3/4% Senior Notes due 2004                        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None.

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 30, 2000, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING
      TITLE OF EACH CLASS                             AT MARCH 30, 2000
Common Stock, $0.01 par value                               1,000

                          HUNTSMAN POLYMERS CORPORATION
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I   .........................................................................................................3

ITEM 1.  BUSINESS.................................................................................................3

ITEM 2.  PROPERTIES..............................................................................................11

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................................12

PART II  ........................................................................................................12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.............................................................................12

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..............................................................................................14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................21

PART III ........................................................................................................22

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................22

ITEM 11.  EXECUTIVE COMPENSATION.................................................................................24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................28

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................28

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................29

SIGNATURES.......................................................................................................31

                          HUNTSMAN POLYMERS CORPORATION
                         1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Huntsman Polymers manufactures a wide variety of products ranging from value-added specialty products, such as customized specialty polymers, to intermediate chemicals, such as styrene. These products are sold for use in a wide variety of industrial and consumer related applications. The Company's principal products are polyethyl ene, polypropylene, amorphous polyalphaolefin ("APAO") and flexible polyolefin ("FPO") polymers, and styrene. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures polymers and petrochemicals at its facility in Odessa, Texas (the "Odessa Facility") which is located near supplies of most of its feedstocks. The Odessa Facility is located near four pipelines from which it derives its raw material supply.

COMPANY HISTORY

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

     On September 30, 1997, the Company completed the sale of certain of its assets comprising its CT Film Division (the "CT Film Sale") to Huntsman Packaging Corporation, a Utah corporation and an affiliate of the Company ("Huntsman Packaging"), pursuant to the First Amended Asset Purchase Agreement, dated as of September 26, 1997 (the "Asset Purchase Agreement"), by and between the Company and Huntsman Packaging. Pursuant to the terms of the Asset Purchase Agreement, the Company transferred those assets primarily used to conduct or operate the polymer film manufacturing business known as the CT Film Division (the "CT Business"), including, among other things, its properties, film manufacturing facilities, sales offices, warehouses, inventory, technology and contracts that relate to the CT Business. In consideration for the transfer of the assets of the CT Business, the Company received $70 million in cash. The terms of the Asset Purchase Agreement were mutually agreed upon by the Company and Huntsman Packaging and were based upon arm's-length negotiations, taking into account various factors concerning the valuation of the CT Business. The foregoing description of the sale of the assets of the CT Business does not purport to be complete, and is qualified in its entirety by reference to the terms of the Asset Purchase Agree ment, a copy of which was filed as Exhibit 2.1 to the Company's report on Form 8-K filed on October 21, 1997.

     The corporate headquarters of the Company are located at 500 Hunts man Way, Salt Lake City, Utah 84108, and its telephone number is (801) 584-5700.

PRINCIPAL PRODUCTS

     Polyethylene, polypropylene, APAO, FPO and styrene are used in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:


                  [GRAPHIC depicting principal raw materials,
             principal products and principal end market products.]

     The following chart presents the net sales, excluding sales to subsidiaries of Huntsman Polymers, contributed by the Company's products for the indicated periods:

                                                                                              PREDECESSOR
                                                                                                COMPANY
                                                                           FOUR MONTHS      ----------------
                                           YEAR             YEAR             ENDED              EIGHT
                                          ENDED             ENDED          DECEMBER 31,         MONTHS
                                       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     ENDED AUGUST 31,
                                           1999             1998              1997                1998
                                       ------------      ------------     ------------      ----------------
                                                                 (in thousands)
Polyethylene....................        $ 160,321         $  155,454        $   56,579         $ 139,064
Performance Polymers and Other..          329,383            210,294            83,096           168,539
                                          -------            -------            ------           -------
Total ..........................        $ 489,704          $ 365,748         $ 139,675        $  307,603
                                          =======            =======           =======           =======

The Company sells a substantial portion of its products to an affiliated company for resale to trade customers. The Company is not dependent upon a single trade customer, or a few trade customers, the loss of any one or more of which would have a material adverse effect on the Company.

POLYETHYLENE

     Polyethylene represents the most versatile and most widely produced thermoplastic resin in the world. During 1999 over 27 billion pounds of polyethylene were produced in the United States. The different grades, volumes, and percentages of resins produced include High Pressure Low Density Polyethylene ("HP-LDPE"), 6.2 billion pounds or 23%, Linear Low Density Polyethylene ("LLDPE"), 8.2 billion pounds or 30%; and High Density Polyethylene ("HDPE"), 13.0 billion pounds or 47%. The Company produces 430 million pounds of HP-LDPE and has constructed a 250 million pound LLDPE/HDPE solution plant that began commercial operations during the first quarter of 1999. Ethyl Vinyl Acetate (EVA) specialty copolymers are also produced in the high pressure low density process.

     The Company produces a variety of grades of HP-LDPE using both the Tubular and Autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion use these differentiated polyethylene resins to demonstrate high clarity, toughness, sealability and low gel performance characteristics. Liner grade (general purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. The Company participates in both market areas, but concentrates its efforts primarily in more differentiated areas.

     The Company is a licensee of Stamicarbon B.V.'s proprietary LLDPE solution technology. Huntsman is currently the only licensee of this technology in North America. Utilizing octene comonomer, this process will produce high value, high performance products for demanding commercial and specialty applications. Product mix capabilities include Ultra Low Density, Linear Low Density, Medium Density and High Density resins.

     There are currently 9 domestic producers of LDPE resins, some of which produce HP-LDPE and LLDPE. In 1999, these producers had an estimated combined, annual rated production capacity of approximately 19.0 billion pounds. The largest manufacturer of LDPE is Equistar Chemicals, LP. In 1999, the five largest domestic producers of both LDPE and LLDPE were Exxon-Mobil, Dow Chemical, Equistar Chemicals LP, Union Carbide Corporation, and Westlake Polymers. The proposed merger of Dow Chemical and Union Carbide will create the largest HP-

LDPE/LLDPE producer in the United States, with a combined capacity of 5.8 billion pounds. In 1999, the Company accounted for approximately 6% of the United States capacity of HP-LDPE and approximately 3% of the United States capacity for LLDPE.

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

     In 1999, there were 14 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 16.0 billion pounds in 1999. In 1999, the four largest domestic producers of polypropylene were BP Amoco, Montell U.S.A., Inc., Fina and Exxon-Mobil. In 1999, the Company accounted for approximately 1.6% of the United States production capacity for polypropylene. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. The Company's polypropylene business is centered around the more differentiated polypropylene products.

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

     The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 1999, the Company accounted for approximately 25% of the United States combined capacity for APAO and APP.

     FPO. FPO is a proprietary, homogenous, polypropylene resin, produced in a process that controls the crystallinity of the various grades. The Company has designed FPO for specific product applications, such as medical bags, containers, tubing, non-woven personal care products, automotive interior uses, industrial sheeting, film and insulation.

     FPO competes with a variety of specialized or engineering grades of polymers, including flexible polyvinyl chloride ("PVC"), polyurethane and various polyolefins. FPO competes with these and other polymers on the basis of product performance, specification and price. The Company continues to evaluate the FPO business in light of its manufacturing and marketing difficulties.

     STYRENE. Styrene is an intermediate commodity petrochemical made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins, styrene-butadiene latex, styrenebutadiene rubbers and unsaturated polyester resins. Through these products, styrene can be found in packaging and consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

     The Company has several long-term styrene contracts, which it believes reduces its exposure to price volatility. The Company's exposure to the export market is negligible.

     In 1999, there were 9 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 12.6 billion pounds. About 45% of this capacity is consumed by styrene producers for the production of derivatives such as polystyrene. In 1999, the five largest domestic producers of styrene were Lyondell, Cos-Mar, Chevron, Sterling, and Dow Chemical. Competition for sales is generally based on price. In 1999, the Company accounted for approximately 2.6% of United States production of styrene.

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

     The Company currently consumes substantially all of its ethylene production internally. The Company selectively sells approximately 30 million pounds of liquid ethylene to customers not located on the Gulf Coast pipeline grid. During 1999, the Company completed a major expansion and modernization that increased its ethylene production from approximately 600 million to 850 million pounds per year.

PLASTIC FILM

     Prior to the sale of the CT Business in September 1997, the Company, through the CT Business, was a major participant in specialty markets for plastic films. Product applications for these films include disposable diapers, feminine hygiene products, medical device packaging, tapes, maskants, industrial packaging, laminations, unsupported overwraps, and greenhouse and agricultural applications.

EXPORT SALES

     The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31:

                                                                            1999      1998           1997
                                                                        ---------  ---------     -------------
                                                                                (dollars in thousands)
Export sales:
     Continuing Operations..........................................     $  31,211  $  16,787    $      29,295
     Discontinued Operations........................................             0          0            9,486
Percentage of net sales (including discontinued operations):
     Continuing Operations..........................................             6%         5%               5%
     Discontinued Operations........................................             0          0                2%

PRODUCT DEVELOPMENT

     The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in late 1995, the Company licensed LLDPE and high density polyethylene technology from Stamicarbon B.V., a licensing subsidiary of DSM. The Company's LLDPE plant in Odessa, Texas, which commenced production in the second quarter of 1999, is the first North American production facility to make LLDPE using the DSM "Compact" process. This process refers to the plant's small physical size, which is well suited to efficiently produce a broad range of high quality products. The octene copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products.

     The Company has spent between $6.2 million and $8.0 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $6.8 million for research and development in 2000.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses. The prices of feedstocks fluctuate based upon the prices of natural gas and oil, weather conditions affecting the demand for natural gas and other factors. During 1999, feedstocks accounted for approximately 33% of the Company's total cost of sales. As a result, increases and decreases in raw material costs can have a significant impact on operating results. Feedstock prices increased significantly in 1999, following oil prices.

     The principal feedstocks for the Company's captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGLs containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 1999, the Company acquired essentially all of the Odessa Facility's requirements for ethane and propane under such arrangements.

     The Odessa Facility obtains a combination of pure and mixed streams of NGLs from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 1999, the Odessa Facility consumed approximately 734 million and 439 million pounds of ethane and propane, respectively, and in 1998, the Odessa Facility consumed ethane and propane of approximately 519 million and 296 million pounds, respectively. In 1999, the Company produced substantially all of its ethylene and approximately 25% of its propylene requirements for the Odessa Facility. The Company's other propylene requirements were purchased from third parties. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fourteen-day supply of feedstocks.

     The Odessa Facility uses benzene and ethylene to produce styrene. In 1999, substantially all of the Company's benzene purchases were under contracts from west Texas and Gulf Coast producers at discounted contract prices, with the balance of its needs filled by purchases on the spot market.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1999, the Company employed 746 persons.

INTELLECTUAL PROPERTY RIGHTS

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

     The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.9 million and $8.5 million in 1999 and 1998, respectively. The Company also spent approximately $2.4 million and $2.5 million relating to capital expenditures for environmentally related projects in 1999 and 1998, respectively. In 2000, the Company anticipates spending approximately $8.7 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $1.0 million for 2000. Environmental capital spending is estimated at $4.6 million for 2000. The Company expects to incur between $2 million and $7 million annually in capital spending to address the requirements of environmental laws.

     The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental, health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $6.6 million accrued in the December 31, 1999 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

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

SOLID WASTES

     In March 1994, the TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility as treatment/storage/disposal facilities under the Resource Conservation and Recovery Act. This permit and an accompanying compliance plan require the Company to undertake certain activities relating to corrective action of existing soil and groundwater contamination at numerous solid waste management units at the Odessa Facility. Pursuant to the permit and compliance plan, the Company has installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk presented to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and started implementation of a remediation plan approved by the TNRCC. The permit has recently been modified to reflect closure of one of the original three hazardous waste management units.

     As of December 31, 1999, the TNRCC has approved closure for 30 of the Odessa Facility solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing.

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

     By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine (which has been paid) and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The Company will meet with the TNRCC staff within the next month to determine whether a settlement can be reached.

     As a result of the start-up flaring during late December 1998 and January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. One such action has been filed, and two other actions have been threatened. Company lawyers believe that the

Company has strong defenses to these suits, but because the number of plaintiffs could be as high as 5,000 to 6,000, substantial damages might be sought.

     The Company is subject to federal and Texas air permitting regulations. Most plant operations are governed by existing air permits. Permitting of the remaining facilities is being conducted currently in preparation for upcoming federal air requirements associated with federal Clean Air Act Title V permits.

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

     The HD-LDPE plant in Odessa, Texas has been in operation since 1961 and has a total rated annual production capacity of approximately 430 million pounds. In December 1995, the Company announced its plan to build a new LLDPE plant at the Odessa Facility. The plant, which was completed and started up commercial operation in the first quarter of 1999, has a total rated annual production capacity of approximately 250 million pounds.

     The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 1999 has a total rated annual production capacity of approximately 210 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 65 million pounds.

     The FPO plant in Odessa, Texas commenced commercial production in December 1996 and by mid 1997 had a total rated annual production capacity of approximately 50 million pounds.

     The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 330 million pounds.

     The olefins plant in Odessa has been in operation since 1961 and had, until 1999, a total rated annual production capacity for ethylene of approximately 600 million pounds and for propylene of approximately 240 million pounds. In December 1995, the Company announced plans to expand and modernize the olefins plant. The modernization and expansion, which was completed in the first quarter 1999, included a debottlenecking of the

Company's ethylene production process, and increased ethylene capacity to approximately 850 million pounds and propylene capacity to approximately 325 million pounds.

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

     No matter was submitted to a vote of the Company's security holders during 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since August 27, 1997, there has been no established public trading market for any class of common equity securities of the Company.

HOLDERS

     As of the date of this report, there was one holder of record of the common stock of the Company, Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation.

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

                                                                                           PREDECESSOR COMPANY
                                                                                  -------------------------------------
                                              YEAR         YEAR     OUR MONTHS    EIGHT MONTHS         YEAR ENDED
                                             ENDED        ENDED       ENDED          ENDED            DECEMBER 31,
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,  AUGUST 31,     ----------------------
                                              1999         1998        1997           1997          1996        1995
                                              ----         ----        ----         ----            ----        ----
                                                                         (in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
ADJUSTED FOR DISCONTINUED OPERATIONS:
  Net sales..............................    $ 489,704    $ 365,748   $ 139,675      $ 307,603    $ 435,297   $ 444,713
  Operating income (loss)................      (15,200)     (11,285)      3,462         42,640       63,255     120,651
  Income (loss) from continuing
    operations...........................      (35,075)     (20,194)     (4,483)         3,155       30,444      63,466
  Income (loss) from discontinued
    operations, net......................            -            -        (218)        (2,692)        (713)      1,977
  Income (loss) before extraordinary
    loss.................................      (35,075)     (20,194)     (4,701)           463       29,731      65,443
  Extraordinary loss, net of income
    taxes................................            -            -           -           (694)           -           -
                                          ------------ -------------  ---------   ------------   ----------  ----------
 Net income (loss).......................   $  (35,075)  $  (20,194)  $  (4,701)     $    (231)   $  29,731   $  65,443
                                          ============ =============  =========   ============   ==========  ==========

                                                                                                     PREDECCESSOR COMPANY
                                                                                             ------------------------------------
                                                                                                             As of December 31,
                                                                                                          -----------------------
                                           AS OF           AS OF              AS OF           AS OF
                                        DECEMBER 31,    DECEMBER 31,       DECEMBER 31,      AUGUST 31,
                                           1999            1998               1997             1997           1996          1995
                                           ----            ----               ----             ----          -----         -----
                                                                          (in thousands)
CONSOLIDATED BALANCE SHEET DATA
ADJUSTED FOR DISCONTINUED
  OPERATIONS:
    Working capital................    $     32,431    $      24,041        $ 103,261       $   61,188    $ 162,458     $ 108,416
    Total assets...................       1,176,431        1,109,131          943,123          541,067      567,530       520,591
    Long-term debt and other non-
       current liabilities.........         594,164          656,413          694,241          428,927      334,386       296,080
    Stockholder's equity ..........         468,530         $398,605        $ 168,799        $ 166,260    $ 169,051     $ 140,151

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

     The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. The Company's 1999 results were significantly impacted by the protracted start-up of its newly expanded and modernized facilities. Management believes that with the start-up complete, the Company's results will be more representative of market factors as opposed to operational factors.

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales increased from 25% in 1998 to 33% in 1999. Feedstock prices increased during 1999 as a result of increasing crude oil prices. While management expects feedstock prices to remain volatile, declines from the current, inflated levels are anticipated during 2000.

RESULTS OF OPERATIONS

     The Merger of Rexene and Centennial, effective September 1, 1997 (the "Effective Date") for financial accounting purposes, resulted in the implementation of a new basis of accounting, resulting in new carrying values for certain of the Company's assets, liabilities and equity. Huntsman Polymers' consolidated financial statements reflect this new basis of accounting beginning with the date of the Merger. Effective September 30, 1997, the Company sold the assets of the CT Business. The operations of the CT Business are presented as discontinued operations for 1997. In order to present data which is useful for comparative purposes, the following pro forma tabular data and related discussion have been prepared as if the Merger and the CT Film Sale had taken place at the beginning of 1997. These results do not necessarily reflect the results which would have been obtained if the Merger or the CT Film Sale had actually occurred on January 1, 1997 or the results which may be expected in the future.

     Huntsman Polymers' operations for periods after the Effective Date are significantly affected by (1) the elimination of the amortization of the Company's historical reorganization value, (2) the incremental depreciation associated with the net increase in property, plant, and equipment, resulting from the new basis of accounting incorporated at the time of the Merger, (3) the amortization of goodwill associated with the Merger, (4) the impact on interest expense of the replacement of selected debt vehicles with intercompany debt and
(5) the deferred income tax
effect associated with these adjustments. For these reasons, among others, certain financial information for periods before and after the Effective Date is not comparable.

SELECTED FINANCIAL RESULTS:

                                                                                             Pro Forma (1)
                                                                  Actual                       Year Ended
                                                          Year Ended December 31,             December 31,
                                               --------------------------------------------- ---------------
                                                    1999            1998            1997          1997
                                                    ----            ----            ----          ----
                                                                      (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues                                       $       489,704 $       365,748  $    447,278 $       447,278
Cost of goods sold                                     482,854         354,264       377,801         392,457
                                               --------------- ---------------  ------------ ---------------
Gross profit                                             6,850          11,484        69,477          54,821
Selling, general and administrative                     15,470          14,720        26,212          25,850
Research and development                                 6,580           8,049         6,163           6,163
Reversal of environmental accrual                            -               -        (9,000)         (9,000)
                                               --------------- ---------------  ------------ ---------------
Operating income (loss)                                (15,200)        (11,285)       46,102          31,808
Interest expense, net                                  (44,817)        (27,280)      (23,713)        (28,833)
Other income (expense)                                   4,799           6,812       (22,173)        (13,673)
                                               --------------- ---------------  ------------ ---------------
Income (loss) from continuing operations
       before income taxes                             (55,218)        (31,753)          216         (10,698)
Income tax benefit (expense)                            20,143          11,559        (1,544)          2,603
                                               --------------- ---------------  ------------ ---------------
Loss from continuing operations                $       (35,075)$       (20,194) $     (1,328)$        (8,095)
                                               =============== ===============  ============ ===============

-----------------

(1) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1997.

1999 COMPARED TO 1998

REVENUES

     The Company's net sales increased $124.0 million from $365.7 million in 1998 to $489.7 million in 1999. This increase was primarily due to higher sales volumes across all of the Company's product lines and higher average selling prices. Volume increases were a result of operating improvements following the protracted start-up of the Company's expanded and modernized facilities, including the new LLDPE facility, while higher prices generally reflect improved market conditions. LLDPE sales increased $62.8 million as the new facility completed its start-up in June 1999. Olefins and other revenues increased $27.8 million, primarily due to a 2.2 cents per pound improvement in the average sales price and a 154 million pound increase in sales volume resulting mainly from improved and expanded operations. Styrene sales increased $17.7 million due primarily to a 2.4 cents per pound increase in the average sales price. HP-LDPE sales increased $8.0 million due primarily to a 1.9 cents per pound increase in the average sales price due to improved market conditions and customer mix. Polypropylene sales increased $5.7 million due primarily to improved volumes, partially offset by lower average selling prices resulting from weak industry conditions. APAO sales increased $2.2 million, primarily due to higher sales volumes.

GROSS PROFIT

     The Company's gross profit decreased $4.6 million from $11.5 million in 1998 to $6.9 million in 1999 principally due to lower gross profit in olefins and FPO, partially offset by higher gross profit in polypropylene and styrene. The decrease in gross profit for olefins of $7.9 million was mainly due to higher feedstock costs which were not immediately passed on to customers. FPO gross profit decreased $2.2 million primarily due to lower selling prices. The increase in gross profit for polypropylene of $3.2 million was mainly due to lower production costs. Styrene gross profit increased $3.6 million, due primarily to improved pricing in the styrene market.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     Selling, general and administrative expenses increased $0.8 million from $14.7 million in 1998 to $15.5 million in 1999. The increase was a result of higher SG&A expenses related to the new LLDPE plant and expanded olefin unit.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased $1.4 million from $8.0 million in 1998 to $6.6 million in 1999, primarily due to the closure of the pilot plant in 1999.

INTEREST EXPENSE, NET

     Interest expense, net increased $17.5 million from $27.3 million in 1998 to $44.8 million in 1999, primarily due to significant decreases in capitalized interest as a result of the completion of the Company's modernization and expansion projects.

OTHER INCOME (EXPENSE)

     The Company's other income decreased $2.0 million from $6.8 million in 1998 to $4.8 million in 1999. The decline is primarily due to a number of one-time items relating to licensing, settlement of commercial disputes, and other agreements related to production and distribution costs which occurred in 1998.

INCOME TAX EXPENSE

     Income tax benefit increased $8.5 million from $11.6 million in 1998 to $20.1 million in 1999, due to decreased operating results for the reasons stated above.

NET LOSS FROM CONTINUING OPERATIONS

     The Company's net loss from continuing operations increased $14.9 million from $20.2 million in 1998 to $35.1 million in 1999. The increased loss is a result of the reasons stated above.

1998 COMPARED TO PRO FORMA 1997

     The 1998 compared to 1997 items below are discussed in the context of pro forma results of operations as if the Merger between Rexene and Centennial had occurred on January 1, 1997.

REVENUES

     The Company's net sales decreased $81.5 million from $447.3 in 1997 to $365.7 million in 1998, principally due to lower selling prices for many of the Company's products and to the olefins plant planned turnaround to perform maintenance work and tie in with the new olefins and LLDPE expansion. Olefins and other revenues declined $33.3 million due to the turnaround discussed above. Styrene was also adversely affected due to the turnaround and depressed market pricing resulting in a $28.3 million decrease in revenue. Polyethylene sales decreased $15.4 million due primarily to a decrease in the average sales price of 1.9 cents due to competitive market conditions. Polypropylene sales decreased $15.7 million due primarily to a decrease in the average selling price of 7.6 cents because of excess capacity in the industry resulting in lower selling prices. APAO sales decreased $2.1 million principally due to a decrease in sales price of 3.0 cents. FPO revenue increased $13.3 million due to an increase in sales volumes of 8.8 million pounds resulting from increased market penetration.

GROSS PROFIT

     The Company's gross profit decreased $43.3 million from $54.8 million in 1997 to $11.5 million in 1998 principally due to factors impacting polyethylene, styrene, polypropylene and other, offset somewhat by FPO. The decrease in gross profit for polyethylene was the result of a $7.4 million decrease resulting from lower selling prices, $3.1 million decrease due to lower sales volumes, and $32.1 million in additional manufacturing costs primarily due to lower production rates resulting from the expansion and turnaround. Lower styrene market prices negatively impacted gross profit by $7.9 million and additional manufacturing costs of $0.8 million due in part from turnaround related work. Approximately $13.0 million gross profit decrease was due to the decrease in the average selling price and sales volume of polypropylene resulting from excess capacity in the market. The decrease was offset somewhat by lower raw material and manufacturing costs of $10.8 million. Other decreased $2.0 million, primarily due to reversals of insurance overaccruals in 1997. FPO gross profit increased $10.1 million due primarily to the non-recurrence in 1998 of the negative gross margin sustained in 1997, the startup year.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses decreased $11.2 million from $25.9 in 1997 to $14.7 million in 1998, primarily due to administrative restructuring following the Merger.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased $1.8 million from $6.2 million in 1997 to $8.0 in 1998, primarily due to the addition of seven support personnel for the FPO and LLDPE facilities.

REVERSAL OF ENVIRONMENTAL ACCRUAL

     An environmental accrual established in prior years was reduced by $9.0 million in 1997 as a result of modifications to the Company's remedial action plans at the Company's Odessa Facility that were approved by the TNRCC.

OTHER INCOME (EXPENSE)

     The Company's other income (expense) changed $20.5 million from expense of $13.7 million in 1997 to income of $6.8 million in 1998. The change is primarily due to the $13.0 million expense incurred in September 1997 in connection with the settlement of a lawsuit with Phillips, with additional income in 1998 from one-time items relating to the licensing of technology and settlements of commercial disputes and other agreements related to production and distribution costs.

INCOME TAX EXPENSE

     Income tax benefit increased $9.0 million from $2.6 million in 1997 to $11.6 million in 1998, due to decreased operating results for the reasons stated above.

NET LOSS FROM CONTINUING OPERATIONS

     The Company's net loss from continuing operations increased $12.1 million from $8.1 million in 1997 to $20.2 million in 1998. The increased loss is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the twelve months ended December 31, 1999 was $36.0 million as compared to a net source of cash of $8.7 million in the prior year. This decrease in operating cash flow was primarily attributable to a higher loss in 1999 and a net increase in working capital during the 1999 period as compared to a net decrease in working capital during 1998, partially offset by an increase in non-cash charges. Higher levels of working capital were primarily a result of the start-up of the new LLDPE facility.

     Net cash used in investing activities for twelve months ended December 31, 1999 was $59.0 million, down from $269.3 million in the prior year. This decrease was primarily attributable to a lower level of capital spending on the Company's modernization and expansion program during 1999.

     Net cash provided by financing activities for twelve months ended December 31, 1999 was $95.0 million, down from $260.5 million in the prior year. This decrease was primarily attributable to a reduced level of capital contributions provided by the Company's parent, as well as the repayment of intercompany borrowings during the year.

     In connection with the Merger, the Company entered into an intercompany loan agreement (the "Loan Agreement") with Huntsman Group Holdings Finance Company ("HGHFC"), a wholly-owned subsidiary of Huntsman Corporation. As of December 31, 1999, the Company owed $250.4 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a PARI PASSU basis with substantially all of Huntsman Corporation's domestic subsidiaries.

     Capital expenditures for the twelve months ended December 31, 1999 were $59.0 million. The $259.3 million decrease in capital expenditures of continuing operations for the twelve months ended December 31, 1999 compared to the same period in 1998 was due primarily to lower levels of spending in connection with the Company's modernization and expansion program. The Company completed this program and commenced commercial operations in the second quarter of 1999. The Company expects to invest a total of $15 million to $20 million in capital projects in 2000.

     The Company believes that, based on current levels of operation and anticipated cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products and raw material costs.

     A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.6 million accrued in the December 31, 1999 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies the requirements of the TNRCC governing operations at this location.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," or "anticipates", or the negative of such terms or other comparable terminology, or by discussions of strategy. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements.

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon their current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them, but, there can be no assurance that the Company's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forwardlooking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     There are a number of risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause the Company's actual to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

     1.   The cyclical nature of the Company's business

     2.   Changes in the availability and/or price of feedstocks

     3. Environmental and safety requirements, including permitting enforcement activities and the possibility of related litigation

     4.   Changes in product mix and utilization of production facilities

     5. Unavailability of, and substantial delays in, transportation of raw materials and products

     6.   Inability to obtain new customers or retain existing ones

     7.   Significant changes in competitive factors affecting the Company

     8. Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

     9. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments

     10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

     11. Significant changes in tax rates or policies or in rates of inflation or interest

     12.  Changes in economic conditions

     13.  Changes in management or control of the Company

     14. Changes in accounting principles and/or the application of such principles to the Company


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has interest and market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $184 million and $191 million on December 31, 1999 and 1998, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004. All other debt is at floating rates.

     The Company's exposure to foreign currency market risk is minimal since sales prices are typically denominated in U.S. dollars. The Company's exposure to changing commodity prices is also minimal since substantially all raw material is acquired at posted or market related prices, and sales prices for finished products are generally at market related prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     N/A

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

NAME                                           AGE      POSITION
----                                           ---      --------
Jon M. Huntsman* .........................     62       Chairman and Chief Executive Officer, Director
Jon M. Huntsman, Jr.* ....................     40       Vice Chairman, Director
Peter R. Huntsman* .......................     37       President, Director
J. Kimo Esplin ...........................     37       Senior Vice President and Chief Financial Officer, Treasurer
Thomas  J. Keenan ........................     47       Senior Vice President
Michael J. Kern ..........................     50       Senior Vice President, Operations
Robert B. Lence ..........................     42       Senior Vice President and Chief Legal Officer, Secretary
Donald J. Stanutz ........................     49       Senior Vice President, Sales and Marketing
David  H. Huntsman*.......................     32       Vice President
Monte G. Edlund ..........................     44       Vice President, Marketing/Commercial
L. Russell Healy .........................     44       Vice President, Tax
Johnny W. Lasiter ........................     50       Vice President, Manufacturing
James A. Leitch ..........................     42       Vice President, Sales
Martin F. Petersen .......................     39       Vice President

------------------------------
*    Such persons are related as follows: Jon M. Huntsman is the father of Jon
     M. Huntsman, Jr., Peter R. Huntsman, and David H. Huntsman

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

     THOMAS J. KEENAN has been Senior Vice President of the Company since January 1999. He is also Senior Vice President - Polypropylene of Huntsman Corporation. Mr. Keenan has served in other executive positions with Huntsman Corporation and its affiliated companies including Senior Vice President - Manufacturing and Quality Performance of Huntsman Chemical Corporation. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager of Mobil Chemical Company, where he worked for more than sixteen years.

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

     DONALD J. STANUTZ has been Senior Vice President, Sales and Marketing of the Company since August 1997. Mr. Stanutz has also been Senior Vice President, Olefins and Performance Chemicals of Huntsman Corporation and Senior Vice President, Performance Chemicals of Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Stanutz was Business Unit Manager and General Manager-Chemical Department of Texaco Chemical Company from 1993 to 1994; Manager--Olefins from 1992 to 1993; General Manager--Chemical Department of Texaco Limited, UK from 1990 to 1992; and Assistant Chemical Man ager--Chemical Department from 1989 to 1990.

     DAVID H. HUNTSMAN has been Vice President of the Company since 1998. Mr. Huntsman is a Director of Huntsman Corporation and its affiliated companies. From December 1995 until July 1998 he was Vice President Polystyrene and Expandable Resins for Huntsman Chemical Corporation. Prior to that he was Chief Operating Officer and Vice Chairman of Huntsman Packaging Corporation.

     MONTE G. EDLUND has been Vice President, Marketing/Commercial of the Company since August 1997. Prior to the Merger, Mr. Edlund held the following positions with Rexene Corporation: Vice President-- Marketing, 1995- August 1997; Director--Polymers Marketing, 1994-1995; Director--Polymer Sales, 1993-1994; Director-Polypropylene Marketing, 1992-1993; and Regional Sales Manager, 1989-1992. From 1981 to 1989, Mr. Edlund held several positions in the Chemicals Group of Phillips Petroleum Co., including technical, sales, marketing, and sales management in chemicals and polyethylene.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the four other highest paid executive officers of the Company in 1999 and two additional officers for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of the last completed fiscal year (the "named executive officers") for the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                           ANNUAL COMPENSATION (1)

                                                                                            OPTIONS
                                                                                            (NUMBER          ALL OTHER
          NAME AND PRINCIPAL POSITION             YEAR        SALARY          BONUS        OF SHARES)      COMPENSATION (2)
          ---------------------------             ----        ------          -----        ----------      ----------------
Jon M. Huntsman, Chairman of the Board and Chief  1999        $150,000        $425,000             -           $ 54,189(3)
Executive Officer..............................   1998         $89,692        $500,000             -            $58,969(3)
                                                  1997         $17,600       $  90,000             -            $10,600(3)

Peter R. Huntsman, President and Director......   1999        $100,000        $160,000             -           $ 22,911(4)
                                                  1998        $136,500        $250,000             -            $38,650(4)
                                                  1997        $ 43,600        $ 75,000             -            $10,094(4)

Thomas J. Keenan, Senior Vice President........   1999        $175,000        $105,000             -            $26,396(5)
                                                  1998               -               -             -                     -
                                                  1997               -               -             -                     -

David H. Huntsman, Vice President and Chief       1999        $135,000        $185,000             -            $27,382(6)
Operating Officer..............................   1998         $83,250        $160,000             -            $ 9,224(6)
                                                  1997               -               -             -                     -

Monte G. Edlund, Vice President, Marketing,       1999        $150,000       $  45,000             -            $ 3,326(7)
Commercial.....................................   1998               -               -             -                     -
                                                  1997               -               -             -                     -


-----------------
(1) All compensation of the above-named executive officers was paid entirely by Huntsman Corporation, the Company's parent; no charge with respect to this compensation was made to the Company. Compensation figures for the executives listed above represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company.
(2) Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus for each named executive officer.
(3) Consists of $10,438, $11,794 and $2,100 employer's 401(k) contribution for 1999, 1998 and 1997, respectively, and employer's money purchase contribution of $43,751, $47,175 and $8,500 for 1999, 1998 and 1997,
     respectively.
(4) Consists of $3,782, $7,730 and $8,700 employer's 401(k) contribution for 1999, 1998 and 1997, respectively, and employer's money purchase contribution of $19,129, $30,920 and $1,394 for 1999, 1998 and 1997,
     respectively.
(5) Consists of $4,682 employer's 401(k) contribution and employer's money purchase contribution of $21,714.
(6) Consists of $2,252 and $2,016 employer's 401(k) contribution for 1999 and 1998, respectively and employer's money purchase contributions of $25,130 and $7,208 for 1999 and 1998, respectively.
(7) Consists of $2,919 employer's 401(k) contribution and employer's money purchase contribution of $407.

OPTION GRANTS, EXERCISES AND HOLDINGS

     No options to purchase common stock of the Company were granted during the year ended December 31, 1999 to any named executive officers. No named executive officer exercised options to purchase Common Stock in 1999. There were no unexercised options to purchase Common Stock held at December 31, 1999 by any of the Company's named executive officers. Any unexercised options were purchased by Centennial in connection with the Merger.

RETIREMENT PLANS

     During 1999, Huntsman Corporation sponsored a trusteed, non-contributory, qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") for substantially all full-time employees of the Company. The normal retirement age of participants is 65, and during 1999 benefits were, in general, based on the following formula: 1.4% of average final compensation multiplied by years of credited service, minus 1.4% of estimated Social Security benefits multiplied by years of credited service (maximum 50% of Social Security). Final average compensation for the Huntsman Corporation Pension Plan is based on the highest average of three consecutive years compensation. Federal regulations require that for the 1999 plan year no more than $160,000 in compensation be considered for the calculation of retirement benefits from the Huntsman Corporation Pension Plan, and the maximum amount paid from a qualified defined benefit plan cannot exceed $130,000, as of January 1, 1999. Benefits are calculated on a straight life annuity basis.

     The above pension formula is applicable for all years of service for Messrs. Jon M. Huntsman Sr., Peter Huntsman, David Huntsman and Thomas Keenan. For Mr. Monte G. Edlund, the above pension plan formula is effective for service after December 31, 1997.

     Effective January 1, 1998, the assets and liabilities of the former Rexene Retirement Plan were merged into the Huntsman Corporation Pension Plan. For service prior to January 1, 1998, the qualified pension plan benefit for Mr. Monte Edlund (who was a participant in the former Rexene Retirement Plan as of December 31, 1997) is determined using the former Rexene Retirement Plan formula and final average compensation at the date of determination. Such applicable formula is 0.9% of the employee's average annual base salary during the highest paid three consecutive years of the employee's final ten calendar years of service ("Final Average Pay") multiplied by years of service prior to January 1, 1998, plus 0.5% of the employee's Final Average Pay which exceeds an average, computed under Internal Revenue Service rules, of the employee's wages taken into account for Social Security purposes, multiplied by the number of years of service prior to January 1, 1998 (up to a maximum of 35 years).

     Certain designated employees of the Company also participate in the Huntsman Corporation Supplemental Pension Plan (the "Huntsman SERP"). As of December 31, 1999, all of the above named executive participated in the Huntsman SERP.

     The Huntsman SERP is a non-qualified supplemental pension plan that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the qualified Huntsman Corporation Pension Plan. Benefits under the Huntsman SERP become vested after 5 years of vesting service. Compensation amounts taken into account for purposes of the Huntsman SERP include bonuses (as reflected under the "Bonus" column of the Summary Compensation Table), base pay in excess of the qualified plan limitations and non-qualified compensation deferrals. In general, the Huntsman SERP benefit is calculated as the difference between (a) and (b) where (a) is the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base pay, bonus and deferred compensation, and (b) is the benefit determined using base pay only, as limited by federal regulations.

     In specified final average earnings and years-of-service classifications, the following table illustrates the amount of estimated annual benefits payable from the Huntsman Corporation Pension Plan and the Huntsman SERP combined.

HUNTSMAN CORPORATION PENSION PLAN AND SERP TABLE

                                                              Years of Service
        Final         ---------------------------------------------------------------------------------------------
     Average Pay          5          10          15           20          25          30         35         40
--------------------- --------- ------------ -----------  ----------- -----------  ---------  ---------  ----------
      $100,000            7,000       14,000      21,000       28,000      35,000     42,000     49,000      56,000
      $125,000            8,800       17,500      26,300       35,000      43,800     52,500     61,300      70,000
      $150,000           10,500       21,000      31,500       42,000      52,500     63,000     73,500      84,000
      $175,000           12,300       24,500      36,800       49,000      61,300     73,500     85,800      98,000
      $200,000           14,000       28,000      42,000       56,000      70,000     84,000     98,000     112,000
      $250,000           17,500       35,000      52,500       70,000      87,500    105,000    122,500     140,000
      $300,000           21,000       42,000      63,000       84,000     105,000    126,000    147,000     168,000
      $350,000           24,500       49,000      73,500       98,000     122,500    147,000    171,500     196,000
      $400,000           28,000       56,000      84,000      112,000     140,000    168,000    196,000     224,000
      $450,000           31,500       63,000      94,500      126,000     157,500    189,000    220,500     252,000
      $500,000           35,000       70,000     105,000      140,000     175,000    210,000    245,000     280,000
      $550,000           38,500       77,000     115,500      154,000     192,500    231,000    269,500     308,000
      $600,000           42,000       84,000     126,000      168,000     210,000    252,000    294,000     336,000
      $650,000           45,500       91,000     136,500      182,000     227,500    273,000    318,500     364,000
      $700,000           49,000       98,000     147,000      196,000     245,000    294,000    343,000     392,000
      $750,000           52,500      105,000     151,500      210,000     262,500    315,000    367,500     420,000

     For purposes of calculating benefits under the Huntsman Corporation Pension Plan, the number of completed years of credited service as of December 31, 1999 for each named executive were as follows: Mr. Jon M. Huntsman Sr. - 29; Mr. Peter Huntsman - 16; Mr. David Huntsman - 10; Mr. Thomas Keenan - 5; Mr. Monte Edlund - 10. For purposes of calculating benefits under the Huntsman SERP, the number of completed years of credited service as of December 31, 1999 for each named executive were as follows: Mr. Jon M. Huntsman Sr.- 29; Mr. Peter Huntsman
- 16; Mr. David Huntsman - 10; Mr. Thomas Keenan - 15; Mr. Monte Edlund - 10.

COMPENSATION OF DIRECTORS

     FEES AND EXPENSES. Directors received no compensation in 1999.

EMPLOYMENT AGREEMENTS

     Any employment arrangements with executive officers were terminated in connection with the Merger. There are currently no employment agreements with any executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman Polymers Holdings Corporation ("HPHC"), which is a wholly-owned subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Huntsman Corporation is 100% owned by Jon M. Huntsman and his family. No other director, executive officer or person beneficially owns any shares of common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions between the Company and other related parties as of and for the year ended December 31, 1999, are summarized as follows (dollars in thousands):

            Sales to:
                  Huntsman Petrochemical Corporation                             $   12,687
                  Huntsman Chemical Corporation and subsidiaries                        885
                  Huntsman Specialty Chemicals Corporation                            1,931
                  Huntsman Corporation                                              347,103
                  Huntsman ICI Chemicals LLC                                          5,051
            Trade accounts receivable from:
                  Hunstman Corporation                                               37,427
                  Huntsman Petrochemical Corporation                                  2,362
                  Huntsman ICI Chemicals LLC                                             70
            Miscellaneous receivables from:
                  Employee advances                                                      11
                  Huntsman Polypropylene Corporation                                    394
                  Huntsman Chemical Corporation and subsidiaries                          5
                  Huntsman Corporation                                                  541
            Product purchases from:
                  Huntsman Petrochemical Corporation 1,210
            Interest expense on intercompany borrowings and
            capital lease:
                  Huntsman Group Holdings Finance Company                            26,436

            Accounts payable to:
                  Huntsman Petrochemical Corporation                                    308
            Miscellaneous accounts payable to:
                  Huntsman Chemical Corporation and subsidiaries                         95
                  Huntsman Petrochemical Corporation                                    625
                  Huntsman Packaging Corporation                                        153
                  Huntsman Corporation                                                    5
                  Huntsman Corporation Belgium B.V.B.A.                                  74
            Long-term debt payable to:
                  Huntsman Group Holdings Finance Company                           250,360
            Long-term capital lease payable to:
                  Huntsman Group Holdings Finance Company
                    (including accrued interest)                                     59,735
            Capital contribution from parent                                        105,000

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Consolidated Financial Statements:

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

      10.1.1*  -  Amendment No. 1 to Rexene Corporation Supplemental Executive
                  Retirement Plan, dated as of June 1, 1996 (filed as Exhibit
                  10.6.1 to Rexene Corporation's (now known as Huntsman Polymers
                  Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

      10.1.2*  -  Amendment No. 2 to Rexene Corporation Supplemental Executive
                  Retirement Plan, dated as of July 26, 1996 (filed as Exhibit
                  10.6.2 to Rexene Corporation's (now known as Huntsman
                  Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

      10.2     -  First Amended Asset Purchase Agreement, dated as of September
                  26, 1997, between Huntsman Polymers Corporation and Huntsman
                  Packaging Corporation (filed as Exhibit 2.1 to Huntsman
                  Polymers Corporation's Current Report on Form 8-K filed on
                  October 21, 1997 and incorporated herein by reference).

      10.3     -  Intercompany Loan Agreement, dated as of August 27, 1997, between Huntsman Group Holdings Finance Corporation and
                  Huntsman Polymers Corporation, dated as of August 27, 1997
                  (filed as Exhibit 10.1 to Huntsman Polymers Corporation's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1997 and incorporated by reference).

      21.1     -  Subsidiaries of Huntsman Polymers Corporation (filed as
                  Exhibit 21.1 to Huntsman Polymers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

      27.1     -  Financial Data Schedule.

(b) The Company filed no reports on Form 8-K for the year ended December 31, 1999.

--------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HUNTSMAN POLYMERS CORPORATION


     Dated March 30, 2000                By:    /s/  J. KIMO ESPLIN
                                            -------------------------
                                                     J. Kimo Esplin
                                                     SENIOR VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

              SIGNATURE                                             TITLE
              ---------                                             -----
        /S/  JON M. HUNTSMAN                      Chairman of the Board and Chief Executive
           JON M. HUNTSMAN                    Officer and Director (Principal Executive Officer)


      /S/  JON M. HUNTSMAN, JR.                          Vice Chairman and Director
        JON M. HUNTSMAN, JR.


       /S/  PETER R. HUNTSMAN                              President and Director
          PETER R. HUNTSMAN


         /S/  J. KIMO ESPLIN                               Senior Vice President,
           J. KIMO ESPLIN                            Chief Financial Officer (Principal
                                                      Financial and Accounting Officer)

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                                ITEMS 8 AND 14(a)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
Responsibility for the  Consolidated Financial Statements                                               F-2
Report of Independent Accountants                                                                       F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998                                            F-4
Consolidated Statements of Operations and Comprehensive Income
    (Loss) for the Years Ended December 31, 1999 and 1998, the
    Four Months Ended December 31, 1997, and the Eight Months Ended August 31, 1997                     F-5
Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1999
    and 1998, the Four Months Ended December 31, 1997, and the Eight Months Ended
    August 31, 1997                                                                                     F-6
Consolidated Statements of Cash Flows for the Years Ended December
    31, 1999 and 1998, the Four Months Ended December 31, 1997, and the Eight
    Months Ended August 31, 1997                                                                        F-7
Notes to the Consolidated Financial Statements                                                          F-9

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

     To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines". Careful selection of employees and appropriate divisions of responsibility also help us to achieve our control objectives.

     The 1999, 1998 and 1997 financial statements have been audited by the Company's independent accountants, Deloitte & Touche LLP. Their report is shown on page F-3.

     The Board of Directors oversees the adequacy of the Company's control environment. Certain members of senior management meet periodically with representatives of Deloitte & Touche LLP, internal financial management and internal auditors to review accounting, control, auditing and financial reporting matters. The independent accountants and the internal auditors also have full and free access to meet privately with any member of the Board of Directors or of senior management.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Huntsman Polymers Corporation:

     We have audited the accompanying consolidated balance sheets of Huntsman Polymers Corporation and its subsidiaries (the "Company"), formerly Rexene Corporation (the "Predecessor Company"), as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income
(loss), stockholder's equity and cash flows for the years ended December 31, 1999 and 1998, for the four months ended December 31, 1997 and for the eight months ended August 31, 1997 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the four months ended December 31, 1997, and the results of the Predecessor Company's operations and its cash flows for the eight months ended August 31, 1997, in conformity with accounting principles generally accepted in the United States of America.



/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
March 17, 2000

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31, 1999      DECEMBER 31, 1998
                                                            -----------------      -----------------
                          ASSETS
Current assets:
         Cash and cash equivalents                            $              -        $             -
         Accounts and notes receivables, net                            29,171                 10,550
         Accounts and advances receivable - Affiliates                  40,810                 19,475
         Inventories                                                    73,891                 45,888
         Other current assets                                            2,296                  2,241
                                                           -------------------    -------------------
           Total current assets                                        146,168                 78,154
Properties, plant and equipment, net                                   947,757                951,023
Intangible assets, net                                                  46,112                 48,617
Other noncurrent assets                                                 36,394                 31,337
                                                           -------------------    -------------------
         Total assets                                               $1,176,431             $1,109,131
                                                           ===================    ===================
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable                                           $   65,219              $  33,443
         Accounts payable - Affiliates                                   1,260                  1,142
         Accrued liabilities                                            15,717                 10,986
         Deferred income taxes                                             609                  1,151
         Accrued interest                                                1,723                  1,723
         Employee benefits payable                                       2,599                  5,668
                 Current portion of long term
                   debt - Affiliates                                    26,610                      -
                                                           -------------------    -------------------
           Total current liabilities                                   113,737                 54,113
Long-term debt:
                 Affiliates                                            283,485                320,130
                 Other                                                 174,882                174,882
Deferred income taxes                                                  100,684                124,158
Other noncurrent liabilities                                            35,113                 37,243
                                                           -------------------    -------------------
           Total liabilities                                           707,901                710,526
                                                           -------------------    -------------------
Commitments and contingencies, (see notes 11 and 17)
Stockholder's equity:
         Common Stock, par value $.01 per share; 1 million
                 shares authorized and 1,000 issued and
                 outstanding in 1999 and 1998                                -                      -
         Additional paid-in capital                                    528,500                423,500
         Retained earnings (deficit)                                   (59,970)               (24,895)
                                                           -------------------    -------------------
           Total stockholder's equity                                  468,530                398,605
                                                           -------------------    -------------------
         Total liabilities and stockholder's equity                 $1,176,431             $1,109,131
                                                           ===================    ===================



                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

                                 INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                                               PREDECESSOR
                                                                                                 COMPANY
                                                                                               -----------
                                                                                    FOUR          EIGHT
                                                        YEAR           YEAR        MONTHS        MONTHS
                                                       ENDED          ENDED        ENDED          ENDED
                                                    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   AUGUST 31,
                                                        1999           1998          1997          1997
                                                    -------------  ------------  ------------   -----------
Revenues:
  Trade sales and services                          $     122,047  $     84,497  $     66,564   $   307,603
  Affiliate sales                                         367,657       281,251        72,169             -
  Other revenue                                                 -             -           942             -
                                                    -------------  ------------  ------------   -----------
Total revenues                                            489,704       365,748       139,675       307,603
                                                          482,854       354,264       126,914       250,887
Cost of goods sold                                  -------------  ------------  ------------   -----------
Gross Profit                                                6,850        11,484        12,761        56,716
Expenses
  Selling, general and administrative                      15,470        14,720         6,645        19,567
  Research and development                                  6,580         8,049         2,654         3,509
                                                                -             -             -         9,000
  Reversal of environmental accrual                 -------------  ------------  ------------   -----------
Operating income (loss)                                   (15,200)      (11,285)        3,462        42,640
Interest expense
  Affiliate interest expense                              (23,865)       (6,405)       (7,568)            -
  Other interest expense                                  (21,150)      (21,115)       (3,353)      (15,163)
Interest income                                               198           240         1,098         1,273
Defense and Merger Costs                                        -             -             -        (8,500)
                                                            4,799         6,812          (226)     (113,447)
Other income  (expense)                             -------------  ------------  ------------   -----------
Income (loss) from continuing operations
   before income taxes                                    (55,218)      (31,753)       (6,587)        6,803
                                                           20,143        11,559         2,104        (3,648)
Income tax benefit (expense)                        -------------  ------------  ------------   -----------
Income (loss) from continuing operations                  (35,075)      (20,194)       (4,483)        3,155
Loss from discontinued operations (net of income
   tax benefits of $0, $0, ($55) and ($673)
   respectively)                                                -             -           218         2,692
                                                    -------------  ------------  ------------  ------------
Income (loss) before extraordinary loss                  (35,075)       (20,194)       (4,701)          463

Extraordinary loss (net of income tax
   benefit of $424)                                            -              -             -           694
                                                    ------------   ------------   -----------   ------------
Net loss                                            $    (35,075)  $    (20,194)  $    (4,701)  $      (231)
                                                    ============   ============   ===========   ============
Other comprehensive income, net of tax:
   foreign currency translation
   adjustment (net of income tax benefit of
   $0, $0, $323, and $433, respectively) -
   discontinued operations                                     -             -          (527)          (707)
                                                    ------------   -----------   -----------   ------------
Comprehensive income (loss)                         $    (35,075)  $   (20,194)  $    (5,228)  $       (938)
                                                    ============   ===========   ===========   ============


                See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                                          FOREIGN
                                                                                            RETAINED      CURRENCY
                                                COMMON STOCK       TREASURY    PAID-IN      EARNINGS    TRANSLATION
PREDECESSOR COMPANY:                         SHARES     AMOUNT      STOCK      CAPITAL      (DEFICIT)    ADJUSTMENT       TOTAL
                                             ------     ------      -----      -------       -------     ----------       -----
Balance, January 1, 1997                       18,808  $     188   $      -   $  111,553   $    55,320  $      1,990   $   169,051
 Issuance of common stock                          52          1          -          334             -             -           335
 Repurchase of common stock                       (12)        (1)  $     12          (83)            -             -           (72)
 Foreign currency translation adjustment
  (discontinued operations)                         -          -          -            -             -        (1,140)       (1,140)
 Dividends on common stock ($.08 per share)         -          -          -            -        (1,507)            -        (1,507)
 Net loss                                           -          -          -            -          (231)            -          (231)
                                             --------  ---------   --------   ----------   -----------  ------------   -----------
Balance,  August 31, 1997                      18,848        188         12      111,804        53,582           850       166,436
-----------------------------------------------------------------------------------------------------------------------------------
POST MERGER:
 Purchase accounting adjustments              (18,847)      (188)       (12)      61,696       (53,582)         (850)        7,064
 Net loss                                           -          -          -            -        (4,701)            -        (4,701)
                                             --------  ---------   --------   ----------   -----------  ------------   -----------
Balance, December 31, 1997                          1          -          -      173,500        (4,701)            -       168,799
Capital contribution from parent                    -          -          -      250,000             -             -       250,000
 Net loss                                           -          -          -            -       (20,194)            -       (20,194)
                                             --------  ---------   --------   ----------   -----------  ------------   -----------
Balance, December 31, 1998                          1          -          -      423,500       (24,895)            -       398,605
Capital contribution from parent                    -          -          -      105,000             -             -       105,000
Net loss                                            -          -          -            -       (30,075)            -       (35,075)
                                             --------  ---------   --------   ----------   -----------  ------------   -----------
Balance, December 31, 1999                          1  $       -   $      -   $  528,500   $   (59,970) $          -   $   468,530
                                             --------  ---------   --------   ----------   -----------  ------------   -----------

                  See accompanying notes to financial statements

                   HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                                                                        PREDECESSOR
                                                                                                                          COMPANY
                                                                                                                        ----------
                                                                                                          FOUR             EIGHT
                                                                                       YEAR             MONTHS             MONTHS
                                                                  YEAR ENDED          ENDED              ENDED              ENDED
                                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       AUGUST 31,
                                                                      1999             1998               1997               1997
                                                                      ----             ----               ----               ----
OPERATING ACTIVITIES:
Net loss                                                           $ (35,075)       $  (20,194)         $ (4,701)         $   (231)
Reconciliation to net cash provided by continuing operations:
 Loss from discontinued operations                                         -                 -               218             2,692
 Depreciation and amortization                                        64,650            33,723            14,570            14,808
 Deferred income taxes                                               (20,143)          (13,932)            5,003            (2,160)
 Amortization of debt issuance costs                                     869               869               264             1,130
 Extraordinary loss, net of income taxes                                   -                 -                 -               694
 Changes in operating working capital (net of merger):
   Accounts receivable                                               (39,956)           21,242            12,067             1,303
   Inventories                                                       (28,003)           11,555            (7,703)            2,554
   Other current assets                                                  (55)           17,821           (20,039)               17
   Accounts payable                                                   31,894           (24,559)           21,531            (7,884)
   Accrued interest                                                        -                 -            (3,418)            3,252
   Employee benefits payable and accrued liabilities                   1,662            (2,562)          (18,858)           13,340
   Income taxes payable                                                    -                 -            (4,254)            3,660
   Other noncurrent liabilities                                       (6,003)           (6,307)          (15,153)           (9,191)
   Other                                                              (5,827)           (8,943)            9,050           (20,795)
                                                           -----------------  ----------------  ----------------  ----------------
   Net cash provided by (used in) continuing operations              (35,987)            8,713           (11,423)            3,189
Net cash  used in  discontinued operations                                 -                 -                 -            (5,565)
                                                           -----------------  ----------------  ----------------  ----------------
   Net cash provided by (used in) operations                         (35,987)            8,713           (11,423)           (2,376)
                                                           -----------------  ----------------  ----------------  ----------------
INVESTING ACTIVITIES:
 Advances receivable - affiliates                                          -            49,029           (49,029)                -
 Acquisition of Rexene                                                     -                 -          (308,369)                -
 Capital expenditures of continuing operations                       (58,978)         (318,282)          (43,859)          (72,063)
 Capital expenditures of discontinued operations                           -                 -              (147)           (3,312)
 Proceeds from sale of discontinued operations                             -                 -            70,000                 -
 Purchase of intangibles                                                   -                 -                 -            (1,271)
                                                           -----------------  ----------------  ----------------  ----------------
  Net cash used in investing activities                              (58,978)         (269,253)         (331,404)          (76,646)
                                                           -----------------  ----------------  ----------------  ----------------

                                                                                                                        PREDECESSOR
                                                                                                                          COMPANY
                                                                                                          FOUR             EIGHT
                                                                                       YEAR             MONTHS             MONTHS
                                                                  YEAR ENDED          ENDED              ENDED              ENDED
                                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       AUGUST 31,
                                                                      1999             1998               1997               1997
                                                                      ----             ----               ----               ----
FINANCING ACTIVITIES:
 Issuance of common stock to parent                                        -                 -           173,500                 -
 Intercompany (repayments to) borrowings from parent                 (10,035)           10,540           269,525                 -
 Long term  borrowings                                                     -                 -                 -            83,916
 Repayment of long-term debt                                               -                 -          (100,198)                -
 Debt issuance costs and other                                             -                 -                 -            (3,182)
 Cash dividends paid                                                       -                 -                 -            (2,259)
 Repurchase of common stock                                                -                 -                 -              (166)
 Proceeds of capital contribution by parent                          105,000           250,000                 -                 -
 Proceeds of issuance of common stock, net                                 -                 -                 -               251
                                                          ------------------ ----------------- ----------------- -----------------
  Net cash provided by financing activities                           94,965           260,540           342,827            78,560
                                                          ------------------ ----------------- ----------------- -----------------
Increase (Decrease) in Cash and Cash Equivalents                           -                 -                 -              (462)
Cash and Cash Equivalents at Beginning of Period                           -                 -                 -               714
Cash and Cash Equivalents at Beginning of Period
  for Discontinued Operations                                              -                 -                 -              (252)
                                                          ------------------ ----------------- ----------------- -----------------
Cash and Cash Equivalents at End of Period                                 -                 -                 -                 -
                                                          ================== ================= ================= =================
Supplemental Cash Flow information:
  Cash paid for interest                                  $           20,549 $          20,549 $          10,274 $          16,160
  Cash paid for income taxes                                             996               469             3,222             1,064












                See accompanying notes to financial statements.

                  HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   MERGER

          Effective September 1, 1997, (the "Effective Date") for financial accounting purposes, Huntsman Polymers Corporation (the "Company"), formerly known as Rexene Corporation ("Rexene"), was acquired (the "Merger") by Huntsman Corporation for $16.00 per share paid to the shareholders of the Company. The accounting treatment of the cash consideration paid by Huntsman Corporation is shown under push-down accounting rules.

          The sources and applications of funds required to consummate the Merger are summarized below in thousands of dollars.

Sources of Funds:
          Loan agreement with Huntsman           $        225,067
                Group Holdings Finance
                Company ("HGHFC")
          Equity Contribution                             173,500
          Rexene Working Capital                            3,382
                                                 ----------------
                Total                            $        401,949
                                                 ================
Uses of Funds:
          Payment of the Merger
                Consideration                    $        301,614
          Liquidation of Rexene debt                      100,080
          Transaction fees and expenses(1)                    255
                                                 ----------------
                Total                            $        401,949
                                                 ================

----------------------

(1) Transaction fees and expenses totaled $6.8 million, of which $255,000 was paid on August 27, 1997. The remainder were paid using funds provided by operations.

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

          The allocation of the $308 million Merger consideration (including fees and expenses) was finalized during the three months ended September 30, 1998 and differs from the original allocation as follows (in thousands of dollars):

                                        Final Allocation           Original Allocation
                                       September 30, 1998            August 27, 1997
                                      --------------------          ----------------
Current assets                          $          95,770            $        95,569
CT Business                                        70,000                     70,000
Plant and equipment                               639,800                    701,697
Goodwill                                           42,406                          -
Other non-current assets                           54,809                     40,254
Liabilities assumed                              (594,396)                  (599,131)
                                        -----------------            ---------------
          Total                         $         308,389            $       308,389
                                        =================            ===============

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DISCONTINUED OPERATIONS

          As discussed more fully in Note 16, the Company sold its CT Business effective September 30, 1997. The results of operations for the CT Business have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations. Revenues of the CT Business were (in millions) $16.3 and $107.2 for the four months ended December 31, 1997 and the eight months ended August 31, 1997, respectively.

CASH AND CASH EQUIVALENTS

          Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

          Inventories are stated at the lower of average cost or market.

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

INCOME TAXES

          Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes."

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

ENVIRONMENTAL EXPENDITURES

          Environmental-related restoration and remediation costs are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the related party loans, capital lease, and bank borrowings approximates fair value as they bear interest at a floating rate plus an applicable margin. At December 31, 1999 and 1998, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $184 million and $191 million, respectively, based on quoted market rates.

RECLASSIFICATIONS

          Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date for implementation of SFAS No. 133 for one year making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact of SFAS No. 133 on its financial statements.

INCOME (LOSS) PER SHARE

          Income (loss) per share is not presented because it is not considered meaningful information due to the acquisition by a single non-public shareholder.

(3)       ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                   DECEMBER 31, 1999              DECEMBER 31, 1998
                                                                  -------------------           -------------------
Trade                                                             $            20,266           $             8,927
Other                                                                          11,307                         3,724
                                                                  -------------------           -------------------

                                                                               31,573                        12,651
Less allowances for bad debts and returns                                      (2,402)                       (2,101)
                                                                  -------------------           -------------------

                                                                               29,171                        10,550
Affiliate-receivables and advances                                             40,810                        19,475
                                                                  -------------------           -------------------
Total accounts receivable                                         $            69,981           $            30,025
                                                                  ===================           ===================

          Net additions to (deductions from) the allowance accounts were (in thousands): $301, $417, $(742), and $180 for the years ended December 31, 1999 and 1998, the four months ended December 31, 1997, and the eight months ended August 31, 1997, respectively.

(4)        INVENTORIES

Inventories consist of the following (in thousands):

                                   DECEMBER 31, 1999               DECEMBER 31, 1998
                                   -----------------               -----------------
Raw Materials                      $          12,022               $           7,661
Work in progress                              10,548                           3,614
Finished goods                                51,321                          34,613
                                   -----------------               -----------------
Total inventories                  $          73,891               $          45,888
                                   =================               =================

(5)       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                           DECEMBER 31, 1999            DECEMBER 31, 1998
                                        ----------------------       -----------------------
Land                                    $                3,702       $                 3,702
Buildings                                              171,537                       167,907
Plant and equipment                                    843,928                       488,526
Construction in progress                                35,889                       335,943
                                         ---------------------       -----------------------
                                                     1,055,056                       996,078
Less accumulated depreciation                         (107,299)                      (45,055)
                                         ---------------------       -----------------------

Total property, plant and equipment      $             947,757       $               951,023
                                         =====================       =======================

          Depreciation expense for the years ended December 31, 1999 and 1998, the four months ended December 31, 1997, and the eight months ended August 31, 1997 was (in millions) $62.2, $33.0, $14.3, and $10.0, respectively. During the years ended December 31, 1999 and 1998, the four months ended December 31, 1997, and eight months ended August 31, 1997, $2.8 million, $26.1 million, $4.2 million, and $5.3 million, respectively, of interest was capitalized in connection with construction projects, substantially all of which related to continuing operations.

(6)       INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are (in thousands):

                                                                 DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                -------------------     -----------------
Debt issuance costs                                             $             7,173     $           7,173
Less accumulated amortization                                                (3,558)               (2,689)
                                                                -------------------     -----------------
                                                                              3,615                 4,484
                                                                -------------------     -----------------
Goodwill                                                                     42,406                42,406
Less accumulated amortization                                                (4,924)               (2,814)
                                                                -------------------     -----------------
                                                                             37,482                39,592
                                                                -------------------     -----------------
Other intangible assets                                                       5,396                 4,626
Less accumulated amortization                                                  (381)                  (85)
                                                                -------------------     -----------------
                                                                              5,015                 4,541
                                                                -------------------     -----------------
Total intangible assets                                         $            46,112     $          48,617
                                                                ===================     =================

(7)       OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following (in thousands):

                                                                 DECEMBER 31, 1999                DECEMBER 31, 1998
                                                                 ------------------               -----------------
Spare parts inventory-at average cost                            $          24,685                $          19,374
Deferred turnaround expenses                                                 6,735                            5,865
Catalysts                                                                    2,448                            2,648
Long-term note receivable                                                      658                              918
Other                                                                        1,868                            2,532
                                                                 ------------------               -----------------
Total other noncurrent assets                                    $          36,394                $          31,337
                                                                 ==================               =================

(8)       ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                   December 31, 1999              December 31, 1998
                                                                 ------------------               -----------------
Accrued taxes, other than income                                 $           10,885               $           4,845
Current portion of advance payment from customer
         (see note 10)                                                        3,600                           3,600
Other accrued expenses                                                        1,232                           2,541
                                                                 ------------------               -----------------
Total accrued liabilities                                        $           15,717               $          10,986
                                                                 ==================               =================

(9)       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                               December 31, 1999               December 31, 1998
                                                          ----------------------------    ---------------------------
Affiliates:
        Intercompany borrowings                                    $           250,360             $          264,495
        Capital lease - affiliate                                               59,735                         55,635
                                                          ----------------------------    ---------------------------
                 Total affiliate debt                                          310,095                        320,130
        Less: Current portion of capital lease - affiliate                      26,610                              -
                                                          ----------------------------    ---------------------------
                 Total long-term debt - affiliates                             283,485                        320,130
Other - 11 3/4%  Senior Notes due 2004                                         174,882                        174,882
                                                          ----------------------------    ---------------------------
                 Total long-term portion                            $          458,367            $           495,012
                                                          ============================    ===========================

INTERCOMPANY BORROWINGS

          Intercompany loans are made pursuant to the Huntsman Polymers Intercompany Loan Agreement dated August 27, 1997 between HGHFC and the Company. The loans accrue interest at prime rate (8.5% at December 31, 1999) plus a margin of 0.75% and are payable upon demand. Management of HGHFC has represented that HGHFC does not intend to require the Company to repay the debt before January 1, 2002, accordingly, such amounts have been classified as long-term. To the extent permitted by the indenture governing the Company's 11 3/4% Senior Notes, the intercompany loans are secured by all of the assets of the Company. The Senior Notes' mandatory redemption date is December 1, 2004.

CAPITAL LEASE

          On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's FPO facility in Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. The Company is obligated to make quarterly lease payments, including interest, beginning December 31, 2000 through September 30, 2002, the maturity date of the Capital Lease Agreement. At the end of the lease period, the Company has the option to acquire the facility for a nominal amount. Interest accrues on the unpaid lease amount ($50 million at December 31, 1999) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). The lease is secured by all of the fixed assets associated with the FPO facility.

          The Company's capital lease maturities as of December 31, 1999 are as follows (in thousands):

For the years ending December 31,

                  2000                      $    26,610
                  2001                           18,125
                  2002                           15,000
                                            -----------
                                            $    59,735
                                            ===========

SENIOR NOTES

           The 11 3/4% Senior Notes due 2004 raNK PARI PAssu in right of payment with all senior unsecured borrowings of the Company, including a portion of the borrowings under the intercompany loan agreement. The 11 3/4% Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. Interest is payable on the 11 3/4% Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 11 3/4% Senior Notes.

           The 11 3/4% Senior Notes were not redeemable, in whole or in part, prior to December 1, 1999. On or after December 1, 1999, the 11 3/4% Senior Notes are redeemable, at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to date of redemption.

YEAR                                                                              PERCENTAGE
----                                                                              ----------
(Beginning December 1)
1999................................................................................105.875%
2000................................................................................103.917%
2001................................................................................101.958%
2002................................................................................100.000%

           The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations. There are also certain financial ratio covenants based on operational performance. As of December 31, 1999, the Company was in compliance with all debt covenants.

(10)            OTHER NONCURRENT LIABILITIES


Other noncurrent liabilities consist of the following (in thousands):

                                                                           DECEMBER 31,    DECEMBER 31,
                                                                              1999             1998
                                                                          ------------    -------------
Accrued environmental remediation costs (see note 17)                     $      6,586    $       7,626
Advance payment from customer                                                    5,200            8,800
Accumulated postretirement benefit obligation (see note 15)                     12,968           12,447
Pension liabilities (see note 15)                                                2,542            2,171
                                                                          ------------    -------------
Other                                                                            7,817            6,199
                                                                          ------------    -------------
                                                                          $     35,113    $      37,243
                                                                          ------------    -------------

           In July 1995, the Predecessor Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. The unamortized portion of this advance payment, net of current portion, is included as a noncurrent liability above. This advance payment is secured by a lien on the styrene plant in Odessa, Texas.

(11) COMMITMENTS

           The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of non-cancelable operating lease agreements as of December 31, 1999 are as follows (in thousands):

For the years ending December 31,
                2000                                        $                     10,031
                2001                                                               8,033
                2002                                                               6,433
                2003                                                               4,961
                2004                                                               3,630
                2005 and thereafter                                               20,606
                                                            ----------------------------

Total minimum lease payments                                $                     53,694
                                                            ============================

           Rental expense (in millions) under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $10.9, $5.8, and $7.9, respectively, substantially all of which relates to continuing operations.

           In 2000, the Company expects to spend approximately $15 - $20 million for capital expenditures.

(12) INCOME TAX

           Income tax (expense) benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):

                                                                                                         Predecessor
                                                                                                           Company
                                                                                                  --------------------------
                                                                                  Four Months
                                 Year Ended               Year Ended                 Ended                Eight Months
                                December 31,             December 31,            December 31,                 Ended
                                    1999                     1998                    1997                August 31, 1997
                            ---------------------    ---------------------    -------------------    -----------------------
Current
  Federal.................. $                   -    $                   -    $             3,518    $                 7,892
  State....................                     -                        -                    544                      1,088
Deferred...................                20,143                   11,559                (1 ,958)                   (12,628)
                            ---------------------    ---------------------    -------------------    -----------------------
                            $              20,143    $              11,559    $             2,104    $                (3,648)
                            =====================    =====================    ===================    =======================

           In addition, for the eight months ended August 31, 1997, the Company recorded an income tax benefit of $424,000 as a result of the extraordinary loss from the write-off of certain deferred issuance costs as a result of the May 8, 1997 amendment to the Credit Agreement.

           The statutory federal income tax rate was 35% for the years ended December 31,1999, 1998 and 1997. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's income (loss) from continuing operations before income taxes and extraordinary loss. The reasons for these differences are as follows (in thousands):

                                                                                                                  Predecessor
                                                                                                                    Company
                                                                                                               -----------------
                                                                                              Four Months        Eight Months
                                                   Year Ended            Year Ended              Ended               Ended
                                                  December 31,          December 31,         December 31,         August 31,
                                                      1999                  1998                 1997                1997
                                               -------------------  --------------------  -------------------  -----------------
Income tax (expense) benefit computed at
      statutory federal tax rate............     $          19,326     $          11,114    $          2,305   $          (2,381)
State income taxes..........................                 1,657                   953                 206               1,088
Non-deductible amortization and expenses....                  (850)                 (324)                (61)                (92)
Non-deductible merger and defense costs.....                     -                     -                   -              (2,097)
Effect of Foreign Sales Corporation.........                     -                     -                 191                 230
Other, net..................................                    10                  (184)               (537)               (396)
                                              --------------------  --------------------  ------------------  ------------------
Income tax (expense) benefit................     $          20,143     $          11,559         $     2,104   $          (3,648)
                                              ====================  ====================  ==================  ==================

The net deferred income tax liability consists of the following (in thousands):

                                                            December 31, 1999            December 31, 1998
                                                           --------------------        --------------------
Property, plant and equipment...........................   $            189,794        $            143,626
Intangible assets.......................................                  1,624                       1,996
Accounts receivable.....................................                      -                       1,705
Other noncurrent assets.................................                    768                       2,308
Other current assets and liabilities....................                  1,780                       1,203
                                                           --------------------        --------------------
           Gross deferred tax liabilities...............                193,966                     150,838
                                                           --------------------        --------------------
Accounts receivable.....................................                   (816)                          -
Inventories.............................................                   (563)                     (1,796)
Tax losses and credits carried forward..................                (73,239)                    (14,547)
Other noncurrent assets.................................                (18,055)                          -
Other noncurrent liabilities............................                      -                      (9,186)
                                                           --------------------        --------------------
           Gross deferred tax assets....................                (92,673)                    (25,529)
                                                           --------------------        --------------------
Total...................................................   $            101,293        $            125,309
                                                           ====================        ====================

The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                             1999                          1998
                                                    ----------------------          -----------------
Net current liability                               $                  609          $           1,151
Net long-term liability                                            100,684                    124,158
                                                    ----------------------          -----------------
Total                                               $              101,293          $         125,309
                                                    ======================          =================

(13)       OTHER EXPENSE

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

(14)       OTHER INFORMATION

           Export sales from operations (in millions) were $31.2, $16.8, $9.8, and $19.5 for the years ended December 31, 1999 and 1998, the four months ended December 31, 1997, and the eight months ended August 31, 1997, respectively.

           Maintenance and repair expenses (in millions) were $33.9, $24.0, $8.1,and $17.5, for the years ended December 31, 1999 and 1998, the four months ended December 31, 1997, and the eight months ended August 31, 1997, respectively.

(15)       EMPLOYEE BENEFITS

SAVINGS PLANS

           Until December 31, 1997, the Company sponsored an employee savings plan (the "Savings Plan") that provided participating employees with additional income upon retirement. Employees could contribute annually between 1% and 10% of their base salary up to the IRS pre-tax contribution limit to the Savings Plan. The Company matched a minimum of 25% of the employee's aggregate contributions up to 6% of the employee's base salary. Employee contributions were fully vested. Employer contributions were fully vested upon retirement or after five years of service. For 1997, the Company contributed approximately $575,000 to the Savings Plan, substantially all of which pertains to continuing operations.

           The Savings Plan merged with the Huntsman Salary Deferral Plan (the "Huntsman Savings Plan") as of January 1, 1998. Under the Huntsman Savings Plan, employees may contribute annually between 1% and 15% of pay up to the IRS pre-tax contribution limit ($10,000 for 1999) to the Savings Plan. The Company matches 50% of the employee's contributions up to 4% of the employee's pay. Employee contributions and Company matching contributions are fully vested. For 1999 and 1998, the Company match to the Huntsman Savings Plan equaled approximately $796,000 and $770,000, respectively.

MONEY PURCHASE PLANS

            Since 1998, Huntsman Corporation has sponsored a qualified money purchase plan (the "Money Purchase Plan") that provides participating employees of the Company with income upon retirement. Employees participate in the Money Purchase Plan after 24 months of service. No employee contributions are required or permitted. The Company contributions for participants vary based on years of service as follows:

YEARS OF SERVICE                 PERCENT OF PAY CONTRIBUTIONS
Less than 2                      0.0%
2 to 6                           0.5%
7 to 9                           3.0%
10 or more                       8.0%

           Company contributions to the Money Purchase Plan are fully vested. For 1999 and 1998, the Company contributions to the Money Purchase Plan equaled approximately $124,000 and $37,000, respectively.

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

           The Company continues to provide retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan. No new employees have been added to this plan, and it is not expected that any additional employees will participate in the Security Plan. Benefits accrued under this plan were $3.4 million and $3.3 million at December 31, 1999 and 1998, respectively. The estimated expense for the years ended December 31, 1999 and 1998 was $0.1 million and $0.3 million, respectively.

           The accompanying table includes amounts for the SERP, Security Plan and the Pension Plans for the year ended December 31, 1997. The net pension expense for the Pension Plans are reflective of historical data adjusted for the discontinued operations of the CT Business. Net pension expense consists of the following (in Thousands:):


                                                                Four Months Ended   Eight Months Ended
                                                                December 31, 1997    August 31, 1997
                                                                -----------------    ---------------
Service Cost                                                    $             525    $           976
Interest Cost                                                                 663              1,254
Actual return on plan assets                                                  127             (2,967)
Net amortization and deferral                                                (781)             1,980
                                                                -----------------    ---------------
Net pension expense                                             $             534    $         1,243
                                                                =================    ===============

           Effective January 1, 1998, the Pension Plan merged with the Huntsman Corporation Pension Plan (the "Plan"), a trusteed, non-contributory, qualified defined benefit pension plan. The Plan covers substantially all full-time employees of the following member affiliates: Huntsman Corporation, Huntsman Chemical Corporation, Huntsman Petrochemical Corporation, Huntsman International Trading Corporation, Huntsman Purchasing, Ltd. and Huntsman Polymers Corporation. Huntsman Corporation, as the plan sponsor, reflects the costs of the Plan in accordance with SFAS 87 and directly allocates such costs to each of the participating employers.

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

           The net pension liability included in the consolidated balance sheet of $2.5 million and $2.2 million at December 31, 1999 and 1998, respectively, represents the Company's allocated share of the Plan's overall pension liability. Customary disclosures including a reconciliation of the projected benefits obligation to the balance sheet liability and the disclosure of component of net pension expense are not possible or meaningful under these circumstances. The Company's net pension cost was $2.1 million for both the years ended December 31, 1999 and 1998. The pension costs and pension liability assumed a discount rate of 7.75% and 6.75% and a rate of salary progression of 4.5% and 4.0% in 1999 and 1998, respectively. The weighted average expected rate of return on assets for 1999 and 1998 was 9.0%.

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

           The net postretirement benefit expense is reflective of historical data adjusted for the discontinued operations of CT Film. Net postretirement benefit expense consists of the following (in thousands):

                                                                                                    Predecessor
                                                                                                      Company
                                                                               Four Months        ----------------
                                            Year Ended        Year Ended          Ended             Eight Months
                                           December 31,       December 31,     December 31,            Ended
                                               1999              1998              1997           August 31, 1997
                                               ----              ----              ----           ---------------
Service Cost                               $        383      $        370      $         80       $           295
Interest Cost                                       655               650               294                   636
Net amortization and
  deferral                                           78                48                 -                  (167)
                                           ------------      ------------      ------------       ---------------
Net postretirement benefit
expense                                    $     1 ,116      $     1 ,068      $        374       $           764
                                           ------------      ------------      ------------       ---------------

           The following table sets forth the funded status of the postretirement benefits as of December 31, 1999 and 1998 (in thousands):

                                                                                    1999             1998
                                                                                    ----             ----
CHANGE IN ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
Net benefit obligation at January 1                                            $      8,621      $     11,922
Service cost                                                                            383               370
Interest cost                                                                           655               650
Actuarial (gain)/loss                                                                 1,688            (3,778)
Benefits Payments (net of employee contributions)                                      (595)             (543)
                                                                               ------------      ------------
Net benefit obligation at December 31                                          $     10,752      $      8,621
                                                                               ============      ============
Plan Assets                                                                               -                 -
                                                                               ------------      ------------

FUNDED STATUS
Funded status at December 31                                                         10,752             8,621
Unrecognized net actuarial gain                                                       2,216             3,826
                                                                               ------------      ------------
Balance sheet liability                                                        $     12,968      $     12,447
                                                                               ------------      ------------

           In 1999 and 1998, in determining the value of postretirement benefit obligations, a discount rate of 7.75% and 6.75%, respectively, was used; the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 10.0% in 1999, descending to 5.5% in 2004 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net benefit obligation as of December 31, 1999 by approximately $1.2 million and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1999 by approximately $143,000. A one percentage-point decrease in the assumed health care cost trend rate for each year would decrease the net benefit obligation as of December 31, 1999 by approximately $1.0 million and would decrease the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 1999 by approximately $120,000.

(16)        RELATED PARTY TRANSACTIONS

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

           Transactions between the Company and other related parties are summarized as follows (in thousands):

                                                        Year Ended                   Year Ended
                                                     December 31, 1999            December 31, 1998
                                                     -----------------            -----------------
Sales to:
          Huntsman Petrochemical Corporation            $   12,687                  $        8,697
          Huntsman Chemical Corporation and subsidiaries       885                           1,057
          Huntsman Specialty Chemicals Corporation           1,931                           4,629
          Huntsman Corporation                             347,103                         266,868
          Huntsman ICI Chemicals LLC                         5,051                              -
Trade accounts receivable from:
          Huntsman Corporation                              37,427                          18,432
          Huntsman Petrochemical Corporation                 2,362                             316
          Huntsman ICI Chemicals LLC                            70                              -
Miscellaneous receivables from:
          Employee advances                                     11                             727
          Huntsman Polypropylene Corporation                   394                              -
          Huntsman Chemical Corporation and subsidiaries         5                              -
          Huntsman Corporation                                 541                              -
Product purchases from:
          Huntsman Petrochemical Corporation                 1,210                           5,240

Interest on intercompany borrowings and capital lease:
          Huntsman Group Holdings Finance Company           26,436                          32,157
Accounts payable to:
          Huntsman Petrochemical Corporation                   308                             669
Miscellaneous accounts payable to:
          Huntsman Chemical Corporation and subsidiaries        95                              -
          Huntsman Chemical Company Limited                     -                               18
          Huntsman Petrochemical Corporation                   625                             120




          Huntsman Packaging Corporation                       153                             153
          Huntsman Corporation                                   5                             182
          Huntsman Corporation Belgium B.V.B.A.                 74                              -
Long-term debt payable to:
          Huntsman Group Holdings Finance Company          250,360                         264,495
Long-term capital lease payable to:
          Huntsman Group Holdings Finance Company
               (including accrued interest)                 59,735                          55,635
Capital contribution from parent                           105,000                         250,000

(17)    CONTINGENCIES

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

               On the basis of reasonable investigation and analysis, management believes that the approximately $6.6 million accrued in the December 31, 1999 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. As of December 31, 1999, the TNRCC has approved closure for 30 of the plant's waste management facilities.

            The Company continually reviews its estimates of potential environmental liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.9 million, $8.5 million and $7.1 million in 1999, 1998, and 1997, respectively, substantially all of which relates to continuing operations.

TNRCC FLARE INVESTIGATION

                By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine (which has been paid) and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The Company will meet with the TNRCC staff within the next month to determine whether a settlement can be reached.

                  As a result of the start-up flaring during late December 1998 and January 1999, complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. One such action has been filed, and two other actions have been threatened. Company lawyers believe that the Company has strong defenses to these suits, but because the number of plaintiffs could be as high as 5,000 to 6,000, substantial damages might be sought.

               The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(18)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summarized quarterly financial information for the years ended December 31, 1999 and 1998 is presented below. Amounts are presented in thousands:

                                                      For quarter ended:
              ---------------------------------------------------------------------------------------------------
              December 31,  September 30,   June 30,   March 31,  December 31,  September 30, June 30,  March 31,
                  1999          1999          1999       1999        1998           1998         1998      1998
              ---------------------------------------------------------------------------------------------------
Net Sales     $    155,217  $     128,687  $  112,094  $  93,706  $     85,529  $     88,483  $ 91,376  $ 100,360
Gross Profit         6,584          3,241       2,701     (5,676)       (3,713)        3,745     4,854      6,598
Net loss            (9,563)        (5,888)     (8,057)   (11,567)      (11,836)       (3,233)     (977)    (4,148)