Form 10-Q
period 2000-03-31
HUNTSMAN POLYMERS CORP
filed 2000-05-15
CIK 829218

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------
                                 FORM 10-Q
                           ----------------------


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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


      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |


           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes | |   No | |


      At May 15, 2000, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED MARCH 31, 2000

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             3
   Item 1.  Financial Statements                                           3
      Consolidated Balance Sheets as of March 31, 2000 (unaudited)
        and December 31, 1999                                              3
      Consolidated Statements of Operations for the Three Months
        Ended March 31, 2000 and 1999 (unaudited)                          4
      Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 1999 (unaudited)                          5
      Notes to Consolidated Financial Statements                           6
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10
   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                          14

PART II. OTHER INFORMATION                                                15
   Item 1.  Legal Proceedings                                             15
   Item 6.  Exhibits and Reports on Form 8-K                              15



PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)
                                            March 31, 2000   December 31, 1999
                                            --------------   -----------------
                                                      (In thousands)
ASSETS

Current assets:
    Cash and cash equivalents                 $         -      $          -
    Accounts and notes receivables, net             29,745           29,171
    Accounts and advances receivable -
      affiliates                                    43,517           40,810
    Inventories                                     76,169           73,891
    Other current assets                             1,364            2,296
                                              ------------     ------------
        Total current assets                       150,795          146,168
Properties, plant and equipment, net               934,149          947,757
Intangible assets, net                              45,848           46,112
Other noncurrent assets                             35,210           36,394
                                              ------------     ------------
        Total assets                          $  1,166,002     $  1,176,431
                                              ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                          $     73,974    $      65,219
    Accounts payable - affiliates                    1,109            1,260
    Accrued liabilities                             10,492           18,925
    Accrued interest                                 6,860            1,723
    Current portion of long term debt -
      affiliates                                         -           26,610
                                              ------------     ------------
        Total current liabilities                   92,435          113,737
Long-term debt:
     Affiliates                                    305,607          283,485
     Other                                         174,882          174,882
Deferred income taxes                               96,748          100,684
Other noncurrent liabilities                        34,571           35,113
                                              ------------     ------------
         Total liabilities                         704,243          707,901
                                              ------------     ------------
Stockholder's equity:
     Common Stock, $0.01 par value:
     1 million shares authorized;
        1,000 shares issued and outstanding              -                -
     Additional paid-in capital                    528,500          528,500
     Accumulated deficit                           (66,741)         (59,970)
                                              ------------     ------------
       Total stockholder's equity                  461,759          468,530
                                              ------------     ------------

       Total liabilities and stockholder's
       equity                                 $  1,166,002     $  1,176,431
                                              ============     ============


        See accompanying notes to consolidated financial statements



               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                  MARCH 31, 2000       MARCH 31, 1999
                                ------------------   ------------------
                                          (In thousands)
Revenues:
    Trade sales and services      $     50,745           $     22,457
    Affiliate sales                    116,545                 71,249
                                  ------------           ------------
Total revenues                         167,290                 93,706
Cost of goods sold                     159,500                 99,382
                                  ------------           ------------
Gross profit                             7,790                 (5,676)
Expenses:
    Selling, general and
       administrative                    5,517                  4,168
    Research and development             1,417                  1,746
                                  ------------           ------------
Operating income (loss)                    856                (11,590)
Interest expense, net:
    Affiliate interest                  (6,440)                (3,159)
    Other interest                      (5,270)                (5,260)
Other income (expense)                     (66)                 1,162
                                  ------------           ------------
Net loss before income taxes           (10,920)               (18,847)
Income tax benefit                      (4,149)                (7,280)
                                  ------------           ------------
Net loss                          $     (6,771)          $    (11,567)
                                  ============           ============

        See accompanying notes to consolidated financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                THREE MONTHS     THREE MONTHS
                                                    ENDED           ENDED
                                               MARCH 31, 2000   MARCH 31, 1999
                                               --------------   --------------
                                                     (In thousands)
OPERATING ACTIVITIES
Net loss                                         $  (6,771)     $  (11,567)
Reconciliation to net cash used in
operations:
    Depreciation and amortization                   18,629          12,325
    Deferred income taxes                           (4,149)          1,330
    Amortization of debt issuance costs                217             217
    Changes in operating working capital:
        Receivables                                 (3,281)         (9,381)
        Inventories                                 (2,278)           (901)
        Other current assets                           932          (9,449)
        Accounts payable                             8,604          (9,882)
        Other current liabilities                   (3,088)         11,826
    Deferred charges and other noncurrent
      assets                                           509          (4,355)
    Deferred credits and other noncurrent
      liabilities                                     (537)             92
                                                 ---------      ----------
        Net cash provided by (used in)
        operations                                   8,787         (19,745)

INVESTING ACTIVITIES

Advances receivable - affiliates                         -         (62,456)
Capital expenditures of continuing operations       (4,299)        (24,753)
                                                 ---------      ----------
    Net cash used in investing activities           (4,299)        (87,209)

FINANCING ACTIVITIES
Intercompany repayment to (borrowing from)
   parent                                           (4,488)         31,954
Proceeds of capital contribution by parent               -          75,000
                                                 ---------      ----------
    Net cash (used in) provided by financing
    activities                                      (4,488)        106,954

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            -               -
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 -               -
                                                 ---------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $       -      $        -
                                                 =========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                           $      41      $        -
Cash paid for income taxes                       $       -      $        5

         See accompanying notes to consolidated financial statements




                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Huntsman Polymers Corporation and its subsidiaries (collectively "the Company") manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), and styrene.

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

New Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date for implementation of SFAS No. 133 for one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact of this statement on its financial statements.

Income (Loss) per Share

        Income (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single non-public shareholder.

2.  INVENTORIES

        Inventories consist of the following (in thousands):

                             March 31, 2000     December 31, 1999
                             ---------------    -----------------

        Raw materials        $        15,771    $          12,022
        Work in progress              10,627               10,548
        Finished goods                49,771               51,321
                             ---------------    -----------------
        Total inventories    $        76,169    $          73,891
                             ===============    =================

3.  PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                     March 31, 2000    December 31, 1999
                                     --------------    -----------------

     Property, plant and equipment   $    1,059,355    $       1,055,056
     Less accumulated depreciation         (125,206)            (107,299)
                                     --------------    -----------------
     Total property, plant and
       equipment                     $      934,149    $         947,757
                                     ==============    =================

4.  LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

                                        March 31, 2000      December 31, 1999
                                        ---------------     -----------------
     Affiliates:
       Intercompany borrowings          $       244,847     $         250,360
       Capital lease - Affiliate                 60,760                59,735
                                        ---------------     -----------------
             Total affiliate debt               305,607               310,095
       Less: Current portion of
         capital lease - Affiliate                    -                26,610
                                        ---------------     -----------------
       Total long-term debt -
         Affiliate                              305,607               283,485
Other - 11 3/4% Senior Notes due 2004           174,882               174,882
                                        ---------------     -----------------
        Total long-term portion         $       480,489     $         458,367
                                        ===============     =================


    During the first quarter of 2000, the Company amended the terms of the Capital Lease Agreement with HGHFC. As a result of the amendment, the Company is obligated to repay the entire amount of the lease on September 30, 2002, the maturity date of the Capital Lease Agreement. All other terms of the Capital Lease remain unchanged.

5.  INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization are (in thousands):

                                      March 31, 2000   December 31, 1999
                                      --------------   -----------------

    Debt issuance costs               $        7,173   $           7,173
    Less accumulated amortization             (3,775)             (3,558)
                                      --------------   -----------------
       Total debt issuance costs               3,398               3,615
                                      --------------   -----------------

    Goodwill                                  42,406              42,406
    Less accumulated amortization             (5,452)             (4,924)
                                      --------------   -----------------
       Total goodwill                         36,954              37,482
                                      --------------   -----------------

    Other intangible assets                    6,071               5,396
    Less accumulated amortization               (575)               (381)
                                      --------------   -----------------
       Total other intangible assets           5,496               5,015
                                      --------------   -----------------
    Total intangible assets           $       45,848   $          46,112
                                      ==============   =================

6.  CONTINGENCIES

Environmental Regulation

    The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, for example, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory requirements, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties.

    On the basis of reasonable investigation and analysis, management believes that the approximately $6.5 million accrued in the March 31, 2000 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of March 31, 2000, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 30 of the plant's solid waste management units.

TNRCC Flare Investigation

    By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent by the TNRCC to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine paid and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The Company will meet with the TNRCC staff to determine whether a settlement can be reached.

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

Other Matters

    The Company has received information from the United States Environmental Protection Agency ("EPA") that an enforcement action is likely to be brought under the Federal Clean Air Act for alleged violations discovered by the EPA during an inspection of the Odessa facility in April 1997, during the time when the facility was owned and operated by Rexene Corporation. Although the Company cannot estimate with reasonable certainty the level of civil penalties the government may seek, the Company believes that the ultimate outcome is not likely to have a material effect on the Company's financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. The Company's results for the period ended March 31, 1999 were significantly impacted by the protracted start-up of its newly expanded and modernized facilities. Management believes that with the start-up complete, the Company's results are more representative of market factors as opposed to operational factors.

        Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

Revenues

        The Company's revenue increased $73.6 million to $167.3 million for the three months ended March 31, 2000 from $93.7 million for the same period in 1999. The major factors contributing to the increase in revenue were higher sales volumes in all product lines except FPO as well as higher sales prices in all product lines. The higher sales volumes were primarily attributable to the Company's ability to meet increased demand from its customers following the successful completion and start up of the olefins and LLDPE modernization and expansion projects in the second quarter of 1999. Olefins revenue increased $19.8 million to $29.0 million spurred by volume increases attributed to the new and expanded Olefins unit and a
101.2 % increase in selling price resulting from a tight ethylene supply and the pull through effect of higher feedstock prices. Polyethylene revenue increased $35.3 million to $77.9 million resulting from higher volumes primarily associated with the newly expanded facilities; pricing increased 3.6% resulting from improved product and customer mix. Styrene revenue increased $15.0 million to $28.3 million due primarily to higher sales volumes due to improved plant performance and a 53.8% increase in the average sales price resulting from the market's reaction to higher raw material costs. Polypropylene revenue increased $4.7 million to $23.3 million due to increased volume and a 12.6% price improvement.

Gross Profit

        The Company's gross profit increased $13.5 million to $7.8 million for the three months ended March 31, 2000 from a loss of $5.7 million for the same period in 1999. The increase in gross profit is due mainly to improved operations resulting from the modernization and expansion projects as well as higher sales prices and sales volumes described above. Olefins gross profit increased $12.2 million to $4.5 million due mainly to improved operations and favorable pricing. Polyethylene gross profit improved $1.8 million to $3.7 million due primarily to the successful start up of the new LLDPE plant. Styrene and polypropylene gross profit were virtually unchanged as the significant rise in feedstock prices effectively negated all improvements in pricing and volumes.

Selling, General and Administrative

        The Company's selling, general and administrative expenses increased $1.3 million to $5.5 million for the three months ended March 31, 2000 from $4.2 million for the same period in 1999. This increase is primarily due to higher overhead allocations from an affiliate of the Company in 2000, resulting from increased information technology, safety, environmental and international support services.

Affiliate Interest

        The Company's affiliate interest increased $3.2 million to $6.4 million for the three months ended March 31, 2000 from $3.2 million for the same period in 1999, primarily due to a decrease in capitalized interest related to lower levels of construction-in-progress in 2000.

Other Income (Expense)

        The Company's other income (expense) decreased $1.3 million to expense of $0.1 million for the three months ended March 31, 2000 from income of $1.2 million in the same period in 1999. The change is primarily due to the receipt of a $1.5 million insurance claim receipt in the 1999 period relating to the January 1998 transformer fire.

Net Income

        The Company's net income increased $4.8 million to a loss of $6.8 million for the three months ended March 31, 2000 from a loss of $11.6 million for the same period in 1999. The decrease is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended March 31, 2000 was $8.8 million, as compared to a net use of cash of $19.7 million in the same period in 1999. This increase is attributable to a smaller net loss, higher depreciation and amortization expenses, and a net reduction in working capital during the 2000 period.

        Net cash used in investing activities for the three months ended March 31, 2000 was $4.3 million, as compared to $87.2 million for the same period in 1999. This decrease is attributable to a decrease in capital expenditures in the 2000 period and an increase in the advances receivable from an affiliate of the Company which occurred during the 1999 period.

        Net cash used in financing activities for the three months ended March 31, 2000 was $4.5 million, as compared to net cash provided of $107.0 million for the same period in 1999. The increase was primarily attributable to a net repayment of intercompany borrowings during the 2000 period as compared to a net increase in intercompany borrowings and capital contributions from the Company's parent during the 1999 period.

        The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of March 31, 2000, the Company owed $244.8 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

        Capital expenditures for the three months ended March 31, 2000 were $4.3 million. The $20.5 million decrease in capital expenditures for the three months ended March 31, 2000 compared to the same period in 1999 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the first quarter of 1999. The Company expects to spend approximately $14 million during the balance of 2000 on capital projects.

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

        A number of potential environmental liabilities exist which relate to certain contaminated property. In addi tion, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.5 million accrued in the March 31, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

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

    All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon their current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them, but, there can be no assurance that the Company's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward- looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

      1.  The cyclical nature of the Company's business

      2.  Changes in the availability and/or price of feedstocks

      3. Environmental and safety requirements, including permitting, enforcement activities and the possibility of related litigation

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

      12. Changes in economic conditions

      13. Changes in management or control of the Company

      14. Changes in accounting principles and/or the application of such principles to the Company

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has interest and market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $181 million and $187 million on March 31, 2000 and 1999, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004. All other debt is at floating rates.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

                Number        Exhibits
                ------        --------
                  27          Financial Data Schedule

    (b)  Reports Submitted on Form 8-K:

         There were no reports submitted on Form 8-K during the first quarter of 2000.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HUNTSMAN POLYMERS CORPORATION
Registrant


 Date: May 15, 2000                  By: /s/ J. Kimo Esplin
                                         ------------------------------
                                         J. Kimo Esplin
                                         Senior Vice President and
                                         Chief Financial Officer