Form 10-Q
period 2000-06-30
HUNTSMAN POLYMERS CORP
filed 2000-08-11
CIK 829218

===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        ---------------------------

                                 FORM 10-Q

                        ---------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                       COMMISSION FILE NUMBER 1-9988


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


         At August 11, 2000, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.

===============================================================================

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED JUNE 30, 2000

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION............................................  3
         Item 1.  Financial Statements....................................  3
            Consolidated Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999.............................  3
            Consolidated Statements of Operations for the Six Months
            Ended June 30, 2000 and 1999 (unaudited)......................  4
            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999 (unaudited)......................  5
            Notes to Consolidated Financial Statements....................  6
         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 10
         Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk................................................... 15

PART II -- OTHER INFORMATION.............................................. 16
         Item 1.  Legal Proceedings....................................... 16
         Item 6.  Exhibits and Reports on Form 8-K........................ 16




PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                           June 30, 2000          December 31, 1999
                                                                        --------------------     --------------------
                                                                                   (thousands of dollars)
ASSETS

Current assets:
    Cash and cash equivalents                                            $          -              $           -
    Accounts and notes receivable, net                                         25,159                     29,171
    Accounts and advances receivable - affiliates                              42,953                     40,810
    Inventories                                                                84,907                     73,891
    Other current assets                                                          446                      2,296
                                                                         ------------              -------------
         Total current assets                                                 153,465                    146,168
Properties, plant and equipment, net                                          919,652                    947,757
Intangible assets, net                                                         46,026                     46,112
Other noncurrent assets                                                        36,293                     36,394
                                                                         ------------              -------------
         Total assets                                                    $  1,155,436              $   1,176,431
                                                                         ============              =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable                                                     $     66,271              $      65,219
    Accounts payable - affiliates                                               1,294                      1,260
    Accrued liabilities                                                        12,595                     18,925
    Accrued interest                                                            1,723                      1,723
    Current portion of long term debt - affiliates                                  -                     26,610
                                                                         ------------              -------------
        Total current liabilities                                              81,883                    113,737
Long-term debt:
    Affiliates                                                                312,413                    283,485
    Other                                                                     174,882                    174,882
Deferred income taxes                                                          94,200                    100,684
Other noncurrent liabilities                                                   33,882                     35,113
                                                                         ------------              -------------
          Total liabilities                                                   697,260                    707,901
                                                                         ------------              -------------

Stockholder's equity:
     Common Stock, $0.01 par value, 1 million shares authorized;
         1,000 shares issued and outstanding                                        -                          -
     Additional paid-in capital                                               528,500                    528,500
     Accumulated deficit                                                      (70,324)                   (59,970)
                                                                          ------------              -------------
        Total stockholder's equity                                            458,176                    468,530
                                                                          ------------              -------------

         Total liabilities and stockholder's equity                      $  1,155,436              $   1,176,431
                                                                          ============             =============


        See accompanying notes to consolidated financial statements





               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS        THREE MONTHS
                                             ENDED                ENDED          SIX MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30, 2000        JUNE 30, 1999       JUNE 30, 2000           JUNE 30, 1999
                                      ------------------------------------------------------------- -------------------------
                                                                       (thousands of dollars)
Revenues:
      Trade sales and services        $     47,409          $    32,828          $     98,154              $     55,285
      Affiliate sales                      115,933               79,266               232,478                   150,515
                                      ------------       --------------          ------------              ------------
Total revenues                             163,342              112,094               330,632                   205,800
Cost of goods sold                         151,290              109,393               310,790                   208,775
                                      ------------       --------------          ------------              ------------
Gross profit                                12,052                2,701                19,842                   (2,975)
Selling, general and administrative          6,373                5,072                13,307                    10,986
                                      ------------       --------------          ------------              ------------
Operating income (loss)                      5,679              (2,371)                 6,535                  (13,961)
Interest expense, net:
      Affiliate interest                   (6,755)              (4,760)              (13,195)                   (7,919)
      Other interest                       (5,199)              (5,182)              (10,469)                  (10,442)
Other income (expense)                          9                 (467)                  (57)                       695
                                      ------------       --------------          ------------              ------------
Net loss before income taxes               (6,266)             (12,780)              (17,186)                   (31,627)
Income tax benefit                         (2,683)             ( 4,723)               (6,832)                   (12,003)
                                      ------------       --------------          ------------              ------------
Net loss                              $    (3,583)       $     ( 8,057)          $   (10,354)              $    (19,624)
                                      ============       ==============          ============              =============



        See accompanying notes to consolidated financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        SIX MONTHS           SIX MONTHS
                                                                           ENDED                ENDED
                                                                       JUNE 30, 2000        JUNE 30, 1999
                                                                    -------------------  ------------------
                                                                             (thousands of dollars)
                                                                    -------------------  ------------------
OPERATING ACTIVITIES
Net loss                                                                $       (10,354)      $     (19,624)
Reconciliation to net cash used in operations:
      Depreciation and amortization                                              36,486              27,368
      Deferred income taxes                                                      (6,832)            (12,003)
      Amortization of debt issuance costs                                           434                 435
      Gain on Sale of Property                                                   (1,820)                  -
      Changes in operating working capital:
           Receivables                                                            1,869             (12,188)
           Inventories                                                          (11,016)            (13,645)
           Other current assets                                                   1,850               2,193
           Accounts payable                                                       1,086              13,635
           Other current liabilities                                             (5,987)             (1,221)
      Deferred charges and other noncurrent assets                               (1,620)             (4,642)
      Deferred credits and other noncurrent liabilities                          (1,226)             (1,490)
                                                                    -------------------  ------------------
           Net cash provided by (used in) operations                              2,870             (21,182)


INVESTING ACTIVITIES

Proceeds of sale of property                                                      4,000                   -
Capital expenditures of continuing operations                                    (9,188)            (50,384)
                                                                    -------------------  ------------------
      Net cash used in investing activities                                      (5,188)            (50,384)

FINANCING ACTIVITIES
Intercompany (repayment to) borrowing from parent                                 2,318            (33,434)
Proceeds of capital contribution by parent                                            -             105,000
                                                                    -------------------  ------------------
      Net cash (used in) provided by financing activities                         2,318              71,566
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      -                   -
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      -                   -
                                                                    -------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $             -      $            -
                                                                    ===================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                  $        10,274      $      10,274
Cash paid (refunded) for income taxes                                   $          (430)     $         920


                       See accompanying notes to consolidated financial statements




               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

           Huntsman Polymers Corporation and its subsidiaries (collectively "the Company") manufacture products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), and styrene.

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

New Accounting Standards

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 138 issued in June 2000, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date for implementation of SFAS No. 133 for one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the impact of this statement on its financial statements.

Income (loss) per Share

           Income (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single non-public shareholder.


2.  INVENTORIES

           Inventories consist of the following (in thousands):


                                              June 30, 2000               December 31, 1999
                                          ---------------------        ------------------------

Raw materials                             $              18,512        $                 12,022
Work in progress                                          8,401                          10,548
Finished goods                                           57,994                          51,321
                                          ---------------------        ------------------------
Total inventories                         $              84,907        $                 73,891
                                          =====================        ========================


3.    PROPERTY, PLANT AND EQUIPMENT

           The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                              June 30, 2000               December 31, 1999
                                          ---------------------        ------------------------

Property, plant and equipment             $           1,061,350        $              1,055,056
Less accumulated depreciation                          (141,698)                       (107,299)
                                          ---------------------        ------------------------
Total property, plant and equipment       $             919,652        $                947,757
                                          =====================        ========================

4.    LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):


                                                            June 30, 2000               December 31, 1999
                                                        ----------------------       ------------------------

Affiliates:
       Intercompany borrowings                          $              250,628       $                250,360
       Capital lease - Affiliate                                        61,785                         59,735
                                                        ----------------------       ------------------------
             Total affiliate debt                                      312,413                        310,095
       Less: Current portion of capital lease - Affiliate                    -                         26,610
                                                        ----------------------       ------------------------
       Total long-term debt - Affiliate                                312,413                        283,485
Other - 11 3/4% Senior Notes due 2004                                  174,882                        174,882
                                                        ----------------------       ------------------------
        Total long-term portion                          $             487,295       $                458,367
                                                        ======================       ========================


      During the first quarter of 2000, the Company amended the terms of the Capital Lease Agreement with Huntsman Group Holdings Finance Company ("HGHFC"). As a result of the amendment, the Company is obligated to repay the entire amount of the lease on September 30, 2002, the maturity date of the Capital Lease Agreement. All other terms of the Capital Lease Agreement remain unchanged.


5.      INTANGIBLE ASSETS

           Intangible assets, net of accumulated amortization are (in thousands):


                                                     June 30, 2000             December 31, 1999
                                                -----------------------    -------------------------

Debt issuance costs                             $                7,173     $                  7,173
Less accumulated amortization                                   (3,992)                      (3,558)
                                                -----------------------    -------------------------
    Total debt issuance costs                   $                3,181     $                  3,615
                                                -----------------------    -------------------------

Goodwill                                        $               42,406     $                 42,406
Less accumulated amortization                                   (5,980)    $                 (4,924)
                                                -----------------------    -------------------------
    Total goodwill                              $               36,426     $                 37,482
                                                -----------------------    -------------------------

Other intangible assets                         $                7,117     $                  5,396
Less accumulated amortization                                     (698)                        (381)
                                                -----------------------    -------------------------
   Total other intangible assets                $                6,419     $                  5,015
                                                -----------------------    -------------------------
Total intangible assets                         $               46,026     $                 46,112
                                                =======================    =========================


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

      On the basis of reasonable investigation and analysis, management believes that the approximately $6.5 million accrued in the June 30, 2000 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of June 30, 2000, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 30 of the plant's solid waste management units.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which generally are sold at a premium over prices for commodity grades. The Company's results for the period ended June 30, 1999 were significantly impacted by the protracted start-up of its newly expanded and modernized facilities. Management believes that with the start-up complete, the Company's results are more representative of market factors as opposed to operational factors.

           Principal raw materials purchased by the Company consist of ethane and propane extracted from natural gas liquids ("NGLs"), propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

Revenues

           The Company's revenue increased $51.2 million to $163.3 million for the three months ended June 30, 2000 from $112.1 million for the same period in 1999. The major factors contributing to the increase in revenue were higher sales volumes in the polyethylene and styrene product lines as well as higher average sales prices in all of the Company's product lines. The higher sales volumes were mainly associated with the completion and start up of the LLDPE unit which occurred during the 1999 period, while higher average sales prices were a result of strong demand and higher raw material costs. Polyethylene sales revenue increased $29.2 million to $79.1 million due to higher sales volume associated with the new LLDPE facility. Average polyethylene selling prices increased 21.9% as a result of higher raw material feedstock prices and improved customer product mix. Styrene revenue increased $11.1 million to $28.1 million due to higher sales volume resulting from improved production and a 46.9% increase in the average sales price resulting from higher raw material costs and strong demand. Olefins revenue increased $8.1 million to $23.9 million due to an 80.9% increase in average sales prices, improved market conditions and higher feedstock prices. Polypropylene revenue increased $4.0 million to $22.7 million due mainly to a 22.5% improvement in the average sales prices.

Gross Profit

           The Company's gross profit increased $9.4 million to $12.1 million for the three months ended June 30, 2000 from $2.7 million for the same period in 1999. The increase in gross profit is due mainly to improved operations resulting from the modernization and expansion projects as well as higher sales prices and sales volumes described above. Polyethylene gross profit increased $8.5 million to $11.2 million due to improved volume from the new LLDPE facility as well as favorable product pricing. Olefins gross profit increased $2.8 million to $1.1 million due mainly to improved operations and higher prices. APAO gross profit decreased $1.2 million to $0.2 million as a result of higher raw material costs.

Selling, General and Administrative

           The Company's selling, general and administrative expenses increased $1.3 million to $6.4 million for the three months ended June 30, 2000 from $5.1 million for the same period in 1999. This increase is primarily due to higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

Affiliate Interest

           The Company's affiliate interest increased $2.0 million to $6.8 million for the three months ended June 30, 2000 from $4.8 million for the same period in 1999, primarily due to a decrease in capitalized interest related to lower levels of construction-in-progress during the 2000 period.

Other Income (Expense)

           The Company's other income (expense) increased by $0.5 million to income of $9,000 for the three months ended June 30, 2000 as compared to expense of $0.5 million for the same period in 1999. This change was primarily due to a gain on the sale of certain property which occurred during the 2000 period, partially offset by higher legal costs relating to plant construction disputes.

Net Loss

           The Company's net loss decreased $4.5 million to a loss of $3.6 million for the three months ended June 30, 2000 from a loss of $8.1 million for the same period in 1999. The decrease is a result of the reasons stated above.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues

           The Company's revenue increased $124.8 million to $330.6 million for the six months ended June 30, 2000 from $205.8 million for the same period in 1999. The major factor contributing to the increase in revenue was higher sales volumes in all product lines except APAO. Polyethylene sales revenue increased $64.5 million to $157.0 million for the first six months of 2000, primarily due to higher volume associated with the new LLDPE facility and a 12.5% improvement in average sales prices. Olefin sales revenue increased $27.9 million to $52.9 million due to an 88.6% increase in average sales prices which were the result of improved market conditions and higher feedstock prices. Styrene revenue increased $26.1 million to $56.4 million as average sales prices increased by 50.0% due to higher raw material costs and strong demand. Polypropylene sales revenue increased $8.7 million to $46.0 million due to improved sales volumes and a 17.2% increase in average sales prices.

Gross Profit

           The Company's gross profit increased $22.8 million to $19.8 million for the six months ended June 30, 2000 compared to a loss of $3.0 million for the same period in 1999. Polyethylene gross profit increased $13.9 million to $18.6 million due to improved sales volumes and higher sales prices. Olefin gross profit improved $10.8 million to $1.4 million mainly due to improved operations and higher prices. Polypropylene gross profit decreased $2.1 million to $2.6 million, and styrene gross profit decreased $0.4 million to a loss of $3.3 million, as higher sales prices were more than offset by higher raw material costs.

Selling, General and Administrative

           The Company's selling, general and administrative expenses increased $2.3 million to $13.3 million for the six months ended June 30, 2000 from $11.0 million for the same period in 1999. This increase is primarily due to higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

 Affiliate Interest

           The Company's affiliate interest increased $5.3 million to $13.2 million for the six months ended June 30, 2000 from $7.9 million for the same period in 1999, primarily due to a decrease in capitalized interest related to lower levels of construction-in-progress during the 2000 period.

Other Income (Expense)

           The Company's other income (expense) decreased by $0.8 million to expense of $57,000 for the six months ended June 30, 2000 from income of $0.7 million for the same period in 1999. This change was primarily due to higher legal costs relating to plant construction disputes, partially offset by the sale of certain property which occurred during the 2000 period.

Net Loss

           The Company's net loss decreased $9.2 million to a loss of $10.4 million for the six months ended June 30, 2000 from a loss of $19.6 million for the same period in 1999. The decrease is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities for the six months ended June 30, 2000 was $2.9 million, as compared to net cash used in operating activities of $21.2 million in the same period in 1999. This increase is attributable to a smaller net loss and higher depreciation and amortization expense during the 2000 period.

           Net cash used in investing activities for the six months ended June 30, 2000 was $5.2 million, as compared to $50.4 million for the same period in 1999. This decrease is attributable to a decrease in capital expenditures in the 2000 period as well as the proceeds from the sale of property which occurred in the 2000 period.

           Net cash provided by financing activities for the six months ended June 30, 2000 was $2.3 million, as compared to $71.6 million for the same period in 1999. This decrease was primarily attributable to $105.0 million in capital contributions received from the Company's parent partially offset by a $33.4 million reduction in intercompany borrowings in the 1999 period compared to a $2.3 million increase in intercompany borrowing in the same period in 2000.

           The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of June 30, 2000, the Company owed $250.6 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

           Capital expenditures for the six months ended June 30, 2000 were $9.2 million. The $41.2 million decrease in capital expenditures for the six months ended June 30, 2000 compared to the same period in 1999 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the second quarter of 1999. The Company expects to spend approximately $10.0 million during the balance of 2000 on capital projects.

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

           A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.5 million accrued in the June 30, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

      Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," or "anticipates", or the negative of such terms or other comparable terminology, or by discussions of strategy. The Company may also make additional forward- looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements.

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

      There are a number of risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause the Company's actual to differ materially from the forward- looking statements. Any forward-looking statements should be considered in light of these factors.

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

         12.   Changes in economic conditions

         13.   Changes in management or control of the Company

         14. Changes in accounting principles and/or the application of such principles to the Company


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has interest and market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $178 million and $187 million on June 30, 2000 and 1999, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004. All other debt accrues interest at floating rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits
                    Number            Exhibits

                    27               Financial Data Schedule


         (b)        Reports Submitted on Form 8-K:

      There were no reports submitted on Form 8-K during the second quarter of 2000.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUNTSMAN POLYMERS CORPORATION
                                             Registrant


 Date: August 11, 2000              By:   /s/ J. Kimo Esplin
                                        ------------------------------------
                                             J. Kimo Esplin
                                             Senior Vice President and
                                             Chief Financial Officer