Form 10-Q
period 2000-09-30
HUNTSMAN POLYMERS CORP
filed 2000-11-15
CIK 829218

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|


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


         At November 14, 2000, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                     FORM 10-Q FOR THE QUARTERLY PERIOD
                          ENDED SEPTEMBER 30, 2000

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION............................................................................................3
         Item 1.  Financial Statements................................................................................... 3
            Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999........................3
            Consolidated Statements of Operations for the Nine Months Ended September 30, 2000 and 1999 (unaudited) ......4
            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited).......5
            Notes to Consolidated Financial Statements....................................................................6
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................15

PART II -- OTHER INFORMATION.............................................................................................15
         Item 1.  Legal Proceedings......................................................................................15
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................15



PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                    September 30, 2000        December 31, 1999
                                                                   ---------------------    ----------------------
                                                                              (thousands of dollars)
    ASSETS
    Current assets:
        Cash and cash equivalents                                          $          -            $         -
        Accounts and notes receivable, net                                       32,129                 29,171
        Accounts and advances receivable - affiliates                            47,127                 40,810
        Inventories                                                              88,227                 73,891
        Other current assets                                                      1,928                  2,296
                                                                   --------------------- ----------------------
            Total current assets                                                169,411                146,168
    Properties, plant and equipment, net                                        904,124                947,757
    Intangible assets, net                                                       45,904                 46,112
    Other noncurrent assets                                                      35,736                 36,394
                                                                   --------------------- ----------------------
            Total assets                                                   $  1,155,175            $ 1,176,431
                                                                   ===================== ======================

    LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
        Accounts payable                                                   $     77,004            $    65,219
        Accounts payable - affiliates                                             1,254                  1,260
        Accrued liabilities                                                      12,395                 18,925
        Accrued interest                                                          6,860                  1,723
        Current portion of long term debt - affiliates                                -                 26,610
                                                                   --------------------- ----------------------
            Total current liabilities                                            97,513                113,737
    Long-term debt:
        Affiliates                                                              320,036                283,485
        Other                                                                   174,882                174,882
    Deferred income taxes                                                        86,056                100,684
    Other noncurrent liabilities                                                 33,140                 35,113
                                                                   --------------------- ----------------------
             Total liabilities                                            $     711,627            $   707,901
                                                                   --------------------- ----------------------

    Stockholder's equity:
         Common Stock, $0.01 par value, 1 million shares
             authorized; 1,000 shares issued and outstanding
             authorized; 1,000 shares issued and outstanding                          -                      -
         Additional paid-in capital                                             528,500                528,500
         Accumulated deficit                                                    (84,952)               (59,970)
                                                                   --------------------- ----------------------
            Total stockholder's equity                                          443,548                468,530
                                                                   --------------------- ----------------------
             Total liabilities and stockholder's equity                  $    1,155,175            $ 1,176,431
                                                                   ===================== ======================


                            See accompanying notes to consolidated financial statements


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED     NINE MONTHS ENDED
                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                       -------------------- -------------------  ------------------- ---------------------
                                                                      (thousands of dollars)
Revenues:
   Trade sales and services              $          50,447   $          35,538     $        148,601       $         90,823
   Affiliate sales                                 117,846              93,149              350,324                243,664
                                       -------------------- -------------------  ------------------- ----------------------
Total revenues                                     168,293             128,687              498,925                334,487
Cost of goods sold                                 169,866             125,446              480,656                334,221
                                       -------------------- -------------------  ------------------- ----------------------
Gross profit                                        (1,573)              3,241               18,269                    226
Selling, general and administrative                  6,267               5,627               19,574                 16,613
                                       -------------------- -------------------  ------------------- ----------------------
Operating income (loss)                             (7,840)             (2,386)              (1,305)               (16,347)
Interest expense, net:
   Affiliate interest                               (9,219)             (4,543)             (22,414)               (12,462)
   Other interest                                   (5,345)             (5,234)             (15,814)               (15,676)
Other income (expense)                                 (17)              2,642                  (74)                 3,337
                                       -------------------- -------------------  ------------------- ----------------------
Net loss before income taxes                       (22,421)             (9,521)             (39,607)               (41,148)
Income tax benefit                                  (7,793)             (3,633)             (14,625)               (15,636)
                                       -------------------- -------------------  ------------------- ----------------------
Net loss                                 $         (14,628)  $          (5,888)   $         (24,982)       $       (25,512)
                                       ==================== ===================  =================== ======================




                                      See accompanying notes to consolidated financial statements


               HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS            NINE MONTHS
                                                                        ENDED                  ENDED
                                                                 SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                               ----------------------- ---------------------
                                                                         (thousands of dollars)
 OPERATING ACTIVITIES
 Net loss                                                          $          (24,982)      $       (25,512)
 Reconciliation to net cash used in operations:
       Depreciation and amortization                                           56,360                42,883
       Deferred income taxes                                                  (15,285)              (15,673)
       Amortization of debt issuance costs                                        651                   651
       Gain on sale of property                                                (1,787)                    -
       Changes in operating working capital:
            Receivables                                                        (9,275)              (20,854)
            Inventories                                                       (14,336)              (23,835)
            Other current assets                                                  368                  (551)
            Accounts payable                                                   11,779                31,250
            Other current liabilities                                           2,400                 6,013
       Deferred charges and other noncurrent assets                            (1,439)               (5,664)
       Deferred credits and other noncurrent liabilities                       (1,968)               (3,500)
                                                               ----------------------- ---------------------
            Net cash provided by (used in) operations                           2,486               (14,792)

 INVESTING ACTIVITIES
 Proceeds from sale of property                                                 4,007                     -
 Capital expenditures of continuing operations                                (16,434)              (57,554)
                                                               ----------------------- ---------------------
       Net cash used in investing activities                                  (12,427)              (57,554)

 FINANCING ACTIVITIES
 Intercompany (repayment to) borrowing from parent                              9,941               (32,654)
 Proceeds of capital contribution by parent                                         -               105,000
                                                               ----------------------- ---------------------
       Net cash provided by financing activities                                9,941                72,346

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   -                     -
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   -                     -
                                                               ----------------------- ---------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $                -       $             -
                                                               ======================= =====================

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                            $           10,475       $        10,274
 Cash paid for income taxes                                        $                -       $           931


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

2.  INVENTORIES

           Inventories consist of the following (in thousands):


                                                          September 30, 2000          December 31, 1999
                                                         ---------------------      -----------------------
                 Raw materials                                 $       16,395              $        12,022
                 Work in progress                                      10,656                       10,548
                 Finished goods                                        61,176                       51,321
                                                         ---------------------      -----------------------
                 Total inventories                             $       88,227              $        73,891
                                                         =====================      =======================


3.    PROPERTY, PLANT AND EQUIPMENT

           The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):


                                                          September 30, 2000          December 31, 1999
                                                         ---------------------      -----------------------

                 Property, plant and equipment                 $    1,065,089              $     1,055,056
                 Less accumulated depreciation                       (160,965)                    (107,299)
                                                         ---------------------      -----------------------
                 Total property, plant and equipment           $      904,124              $       947,757
                                                         =====================      =======================

4.    LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):


                                                                    September 30, 2000         December 31, 1999
                                                                   ---------------------      ---------------------

             Affiliates:
                    Intercompany borrowings                              $      257,226             $      250,360
                    Capital lease - Affiliate                                    62,810                     59,735
                                                                   ---------------------      ---------------------
                          Total affiliate debt                                  320,036                    310,095
                    Less: Current portion of capital lease -
                            Affiliate                                                 -                     26,610
                                                                   ---------------------      ---------------------
                    Total long-term debt - Affiliate                            320,036                    283,485
             Other - 11 3/4% Senior Notes due 2004                              174,882                    174,882
                                                                   ---------------------      ---------------------
                     Total long-term portion                             $      494,918             $      458,367
                                                                   =====================      =====================


      During the first quarter of 2000, the Company amended the terms of the Capital Lease Agreement with Huntsman Group Holdings Finance Company ("HGHFC"). As a result of the amendment, the Company is obligated to repay the entire amount of the lease on September 30, 2002, the maturity date of the Capital Lease Agreement. All other terms of the Capital Lease Agreement remain unchanged.

5.      INTANGIBLE ASSETS

           Intangible assets, net of accumulated amortization are (in thousands):


                                                                     September 30,         December 31,
                                                                          2000                 1999
                                                                ---------------------    ---------------

           Debt issuance costs                                        $    7,173          $   7,173
           Less accumulated amortization                                  (4,209)            (3,558)
                                                                ---------------------    ----------------
               Total debt issuance costs                              $    2,964          $   3,615
                                                                ---------------------    ----------------

           Goodwill                                                   $   42,406          $  42,406
           Less accumulated amortization                                  (6,507)         $  (4,924)
                                                                ---------------------    -----------------
               Total goodwill                                         $   35,899          $  37,482
                                                                ---------------------    -----------------

           Other intangible assets                                    $    8,070          $   5,396
           Less accumulated amortization                                  (1,029)              (381)
                                                                ---------------------    -----------------
              Total other intangible assets                           $    7,041          $   5,015
                                                                ---------------------    -----------------
           Total intangible assets                                    $   45,904          $  46,112
                                                                =====================    =================


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

           On the basis of reasonable investigation and analysis, management believes that the approximately $6.4 million accrued in the September 30, 2000 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of September 30, 2000, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 30 of the plant's solid waste management units.

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

           As a result of the start-up flaring during late December 1998 and January 1999, complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. One such action has been filed, and three other actions have been threatened. Company lawyers believe that the Company has strong defenses to these suits, but because the number of plaintiffs could be as high as 5,000 to 6,000, substantial damages might be sought.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

           The Company's revenue increased $39.6 million to $168.3 million for the three months ended September 30, 2000 from $128.7 million for the same period in 1999. The major factors contributing to the increase in revenue were higher sales prices in all the Company's product lines and higher sales volumes in polyethylene and styrene. Polypropylene, olefins, APAO and FPO all experienced lower sales volumes. The higher sales price was mainly due to the Company's ability to pass through escalated raw material costs resulting from the rapid rise in oil, natural gas and utility prices. Polyethylene revenue increased $10.5 million to $74.2 million due mainly to higher pricing driven by escalating raw materials described above and higher production volumes from the new LLDPE facility. Olefins revenue increased $14.6 million to $33.2 million due principally to a 92% increase in the average sales price. Styrene revenue increased $9.8 million to $26.4 million due primarily to a 2.8 million-pound increase in sales volume and a 52.6% increase in the average sales price. Polypropylene revenue increased $4.7 million to $23.1 million due principally to a 34% increase in the average sales price.

Gross Profit

           The Company's gross profit decreased $4.8 million to a loss of $1.6 million for the three months ended September 30, 2000 from income of $3.2 million for the same period in 1999. The decrease in gross profit was primarily due to lower sales volumes.

Selling, General and Administrative

           The Company's selling, general and administrative expenses increased $0.7 million to $6.3 million for the three months ended September 30, 2000 from $5.6 million for the same period in 1999. This increase is primarily due to higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

Affiliate Interest

           The Company's affiliate interest increased $4.7 million to $9.2 million for the three months ended September 30, 2000 from $4.5 million for the same period in 1999, primarily due to a decrease in capitalized interest related to lower levels of construction in progress in the 2000 period.

Other Income (Expense)

           The Company's other income decreased $2.6 million to expense of $17,000 for the three months ended September 30, 2000 from income of $2.6 million in the same period in 1999. This change was primarily due to higher legal costs in 2000 relating to plant construction disputes and the absence of a one-time receipt in 1999 of the final settlement of an insurance claim relating to the January 1998 transformer fire, partially offset by the receipt of other one-time items in the 2000 period.

Net Loss

           The Company's net loss increased $8.7 million to $14.6 million for the three months ended September 30, 2000 from $5.9 million for the same period in 1999. The decrease is a result of the reasons stated above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

           The Company's revenue increased $164.4 million to $498.9 million for the nine months ended September 30, 2000 from $334.5 million for the same period in 1999. The major factors contributing to the increase in revenue were higher sales prices in all product lines as well as higher sales volume in polyethylene, styrene and polypropylene. Olefins, FPO and APAO experienced lower sales volumes in the 2000 period.

           Polyethylene sales revenue increased $75.0 million to $231.2 million for the first nine months of 2000 favorably impacted by the new LLDPE facility. Olefins revenue increased $42.6 million to $86.1 million due primarily to a 120% increase in sales price driven by the rise in raw material and energy prices. Styrene sales revenue increased $35.8 million to $82.8 million due to higher sales volumes and prices. Polypropylene sales revenue increased $13.4 million to $69.1 million due mainly to a 22.5% increase in average sales prices.

Gross Profit

           The Company's gross profit increased $18.0 million to $18.3 million for the nine months ended September 30, 2000 from $0.3 million for the same period in 1999. The increase in gross profit was primarily due to the completed and successful start-up of the LLDPE facility and olefins expansion.

Selling, General and Administrative

           The Company's selling, general and administrative expenses increased $3.0 million to $19.6 million for the nine months ended September 30, 2000 from $16.6 million for the same period in 1999. This increase is primarily due to higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

Affiliate Interest

           The Company's affiliate interest increased $9.9 million to $22.4 million for the nine months ended September 30, 2000 from $12.5 million for the same period in 1999, primarily due to a decrease in capitalized interest related to fewer construction projects in progress in 2000.

Other Income (Expense)

           The Company's other income decreased $3.4 million to expense of $0.1 million for the nine months ended September 30, 2000 from income of $3.3 million for the same period in 1999. This change was primarily due to higher legal costs in 2000 relating to plant construction disputes and the absence of a one-time receipt in 1999 of the final settlement of an insurance claim relating to the January 1998 transformer fire, partially offset by the receipt of other one-time items in the 2000 period.

Net Loss

           The Company's net loss decreased $0.5 million to $25.0 million for the nine months ended September 30, 2000 from $25.5 million for the same period in 1999. The decrease is a result of the reasons stated above.


LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities for the nine months ended September 30, 2000 was $2.5 million, as compared to a net use of $14.8 million in the same period in 1999. This increase is attributable to a smaller net loss during the 2000 period, higher depreciation and amortization expenses during the 2000 period associated with the recently expanded facilities, and a smaller investment in working capital.

           Net cash used in investing activities for the nine months ended September 30, 2000 was $12.4 million, as compared to $57.6 million for the same period in 1998. This decrease is attributable to a decrease in capital expenditures and the net proceeds from the sale of property in the 2000 period.

           Net cash provided by financing activities for the nine months ended September 30, 2000 was $9.9 million, as compared to $72.3 million for the same period in 1999. This decrease was primarily attributable to $105.0 million in capital contributions received from the Company's parent in the 1999 period as well as a $32.7 million reduction in intercompany borrowings in the 1999 period.

           The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly owned subsidiary of Huntsman Corporation. As of September 30, 2000, the Company owed $257.2 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Intercompany Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries. The Company's liquidity is dependent upon its results of operations and funds loaned to the Company by its parent Huntsman Corporation under the Intercompany Loan Agreement. Lines of credit under the Intercompany Loan Agreement remain available to the Company. Huntsman Corporation and its lenders are currently discussing amendments to the credit documents governing its senior secured borrowings which would modify some of the financial covenants in those credit documents. Huntsman Corporation currently is not in compliance with one of those financial covenants. If the amendments are not approved, and if Huntsman Corporation's lenders do not permit continued borrowings, then Huntsman Corporation may no longer be able to provide funds to the Company under the Intercompany Loan Agreement. Until such amendments are effected, Huntsman Corporation's lenders could pursue their remedies including acceleration of the senior secured borrowings, which would also cause an acceleration of our obligations under the Intercompany Loan Agreement. This would constitute an event of default under the Senior Notes. The Company could also be required to make payment to Huntsman Corporation's lenders pursuant to the Company's guaranty of the senior secured borrowings. While there can be no assurance that approval of the amendments will be obtained, Huntsman Corporation believes that the proposed amendments will be approved by the required majority of its lenders in the near future.

           Capital expenditures for the nine months ended September 30, 2000 were $16.4 million. The $41.1 million decrease in capital expenditures for the nine months ended September 30, 2000 compared to the same period in 1999 was due primarily to a reduction in spending in connection with the Company's modernization and expansion program, which was substantially completed in the first quarter of 1999. The Company expects to spend approximately $8.0 million during the balance of 2000 on capital projects.

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

           A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.4 million accrued in the September 30, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location, which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

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

           All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon their current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them, but, there can be no assurance that the Company's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

           12. Changes in economic conditions

           13. Changes in management or control of the Company

           14. Changes in accounting principles and/or the application of such principles to the Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company has interest and market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $181.2 million and $186.1 million on September 30, 2000 and 1999, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004. All other debt accrues interest at floating rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)       Exhibits
                Number     Exhibits
                --------   --------

                27         Financial Data Schedule

      (b)       Reports Submitted on Form 8-K:

                There were no reports submitted on Form 8-K during the third quarter of 2000.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HUNTSMAN POLYMERS CORPORATION
                                            Registrant


 Date: November 14, 2000                    By:   /s/ J. Kimo Esplin
                                                --------------------------
                                                J. Kimo Esplin
                                                Senior Vice President and
                                                Chief Financial Officer