Form 10-K405
period 2000-12-31
HUNTSMAN POLYMERS CORP
filed 2001-04-02
CIK 829218

================================================================================
                      SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
            For the transition period from _____________ to ______________
                         Commission file number 1-9988

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

      Registrant's telephone number, including area code: (801) 584-5700 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on Which
     Title of Each Class                          Securities are Registered
- ------------------------------                  ------------------------------
11  3/4% Senior Notes due 2004                     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
              None.

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 30, 2000, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [_]  No [_]

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                    Number of Shares Outstanding
      Title of Each Class                                 at March 30, 2001
- -----------------------------                       ----------------------------
Common Stock, $0.01 par value                                   1,000

================================================================================

                         HUNTSMAN POLYMERS CORPORATION
                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                  PART I

ITEM 1.   BUSINESS......................................................................................    3

ITEM 2.   PROPERTIES....................................................................................   10

ITEM 3.   LEGAL PROCEEDINGS.............................................................................   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................................   11

                                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................   11

ITEM 6.   SELECTED FINANCIAL DATA ......................................................................   12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........   13

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................................   18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................................   18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .........   18

                                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........................................   19

ITEM 11.  EXECUTIVE COMPENSATION .......................................................................   22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............................   24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................................   25

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..............................   25

SIGNATURES..............................................................................................   28

                         HUNTSMAN POLYMERS CORPORATION
                        2000 ANNUAL REPORT ON FORM 10-K

                                    PART I

ITEM I.  BUSINESS

Introduction

     Huntsman Polymers manufactures a wide variety of products ranging from value-added specialty products, such as customized specialty polymers, to intermediate chemicals, such as styrene. These products are sold for use in a wide variety of industrial and consumer related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, styrene, and amorphous polyalphaolefin ("APAO") and other products. In addition, the Company manufactures, primarily for its own consumption, ethylene and propylene, the two basic chemical building blocks of the Company's principal products. The Company manufactures polymers and petrochemicals at its facility in Odessa, Texas (the "Odessa Facility") which is located near four pipelines from which it derives most of its feedstocks and raw material supplies.

Company History

     Huntsman Polymers Corporation represents a combination of three businesses operated by predecessor entities. In 1958, a subsidiary of The El Paso Company ("El Paso") constructed a styrene plant in Odessa, Texas. In 1960, El Paso and a predecessor of Dart Industries Inc. ("Dart") formed a joint venture to produce ethylene, propylene, polyethylene and polypropylene in Odessa, Texas. El Paso subsequently acquired the plastic film business of Dart in 1979 and full ownership of these businesses by 1983. In 1983, El Paso sold its petrochemical, polyolefin and plastic film business to a management-led group of investors, who consolidated the businesses under a Delaware corporation named Rexene Corporation ("Old Rexene"). In 1988, Old Rexene was sold to an investor group organized by an investment-banking firm.

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

     On September 30, 1997, the Company completed the sale of certain of its assets comprising its CT Film Division (the "CT Film Sale") to Huntsman Packaging Corporation, a Utah corporation and, at that time, an affiliate of the Company ("Huntsman Packaging"), pursuant to the First Amended Asset Purchase Agreement, dated as of September 26, 1997 (the "Asset Purchase Agreement"), by and between the Company and Huntsman Packaging. Pursuant to the terms of the Asset Purchase Agreement, the Company transferred those assets primarily used to conduct or operate the polymer film manufacturing business known as the CT Film Division (the "CT Business"), including, among other things, its properties, film manufacturing facilities, sales offices, warehouses, inventory, technology and contracts that relate to the CT Business. In consideration for the transfer of the assets of the CT Business, the Company received $70 million in cash. The terms of the Asset Purchase Agreement were mutually agreed upon by the Company and Huntsman Packaging and were based upon arm's-length negotiations, taking into account various factors concerning the valuation of the CT Business. The foregoing description of the sale of the assets of the CT Business does not purport to be complete, and is qualified in its entirety by reference to the terms of the Asset Purchase Agreement, a copy of which was filed as Exhibit 2.1 to the Company's report on Form 8-K filed on October 21, 1997.

     The corporate headquarters of the Company are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and its telephone number is (801) 584-5700.

Principal Products

     Polyethylene, polypropylene, styrene, and APAO and other products are used in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:

                             [CHART APPEARS HERE]

     The following chart presents the net sales, excluding sales to subsidiaries of Huntsman Polymers, contributed by the Company's products for the indicated periods:

                                                               Year                 Year                  Year
                                                              Ended                Ended                  Ended
                                                           December 31,         December 31,          December 31,
                                                               2000                1999                   1998
                                                             --------            --------               --------
                                                                            (in thousands)
           Polyethylene (LDPE/LLDPE)..................       $310,967            $226,295               $155,454
           Performance Polymers and Other.............        363,625             263,409                210,294
                                                             --------            --------               --------
           Total......................................       $674,592            $489,704               $365,748
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

Polyethylene

     Polyethylene represents the most versatile and most widely produced thermoplastic resin in the world. During 2000, 30 billion pounds of polyethylene were produced in the United States. The different grades, volumes, and percentages of resins produced include High Pressure Low Density Polyethylene ("HP-LDPE"), 7.7 billion pounds or 26%, LLDPE, 8.2 billion pounds or 27%; and High Density Polyethylene ("HDPE"), 14.1 billion pounds or 47%. The Company produces 430 million pounds of HP-LDPE and has constructed a 250 million pound LLDPE/HDPE solution plant that began commercial operations during the first quarter of 1999. Ethyl Vinyl Acetate (EVA) specialty copolymers are also produced in the high-pressure low density process.

     The Company produces a variety of grades of HP-LDPE using both the Tubular and Autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion use these differentiated polyethylene resins to demonstrate high clarity, toughness, sealability and low gel performance characteristics. Liner grade (general-purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. The Company participates in both market areas, but concentrates its efforts primarily in more differentiated areas.

     The Company is a licensee of Stamicarbon B.V.'s proprietary LLDPE solution technology. Huntsman is currently the only licensee of this technology in North America. Utilizing octene comonomer, this process will produce high value, high performance products for demanding commercial and specialty applications. LLDPE also includes less specialized products that compete primarily on the basis of price. The Company participates in both market areas. Product mix capabilities include Ultra Low Density, Linear Low Density, Medium Density and High-Density resins.

     In 2000 there were 9 domestic producers of LDPE resins, some of which produce HP-LDPE and LLDPE. In 2000, these producers had an estimated combined, annual rated production capacity of approximately 19.0 billion pounds. The largest manufacturer of LDPE is Equistar Chemicals, LP. In 2000, the five largest domestic producers of both LDPE and LLDPE were Exxon-Mobil, Dow Chemical, Equistar Chemicals LP, Union Carbide Corporation, and Westlake Polymers. The merger of Dow Chemical and Union Carbide has created the largest HP-LDPE/LLDPE producer in the United States, with a combined capacity of 6.7 billion pounds. In 2000, the Company accounted for approximately 5% of the United States capacity of HP-LDPE and approximately 3% of the United States capacity for LLDPE.

Performance Polymers and Other

     Polypropylene. The Company currently produces a wide variety of polypropylene resin grades with a production capacity of 210 million pounds per year. These include high purity homopolymers and random and impact copolymers with properties specifically tailored for specialty markets and specific end-uses, such as medical, electrical and automotive applications. The Company is one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications, electrical capacitor film and electronics packaging.

     In 2000, there were 13 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 17.0 billion pounds in 2000. In 2000, the four largest domestic producers of polypropylene were Basell USA Inc., BP Amoco, Exxon-Mobil and AtoFina. In 2000, the Company accounted for approximately 1.2% of the United States production capacity for polypropylene. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General-purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. The Company's polypropylene business is centered around the more differentiated polypropylene products.

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

     The Company and Eastman Chemical Company are currently the only domestic on-purpose producers of APAO. In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 2000, the Company accounted for approximately 25% of the United States combined capacity for APAO and APP.

     FPO. FPO is a proprietary flexible polypropylene resin. In 2000, the Company suspended the operations of its FPO facility due to manufacturing difficulties and insufficient market opportunities. The Company is currently evaluating the feasibility of converting its FPO facility to the production of another product.

     Styrene. Styrene is an intermediate commodity petrochemical made from ethylene and benzene and used principally in the production of polystyrene, acrylonitrile-butadiene-styrene resins styrene-butadiene latex, styrene-butadiene rubbers and unsaturated polyester resins. Through these products, styrene can be found in packaging and consumer products, including disposable cups and trays, consumer electronics, automotive trim, tires and building materials such as carpeting and insulation.

     The Company has several long-term styrene contracts, which it believes reduces its exposure to price volatility. The Company's exposure to the export market is negligible.

     In 2000, there were 9 domestic producers of styrene with an estimated combined, rated annual production capacity of approximately 12.6 billion pounds. About 45% of this capacity is consumed by styrene producers for the production of derivatives such as polystyrene. In 2000, the five largest domestic producers of styrene were Lyondell, Cos-Mar, Chevron Phillips, Sterling, and Dow
Chemical.   Competition for sales is generally based on price.  In 2000, the
Company accounted for approximately 2.5% of United States production of styrene.

     Olefins and Other Products. The Company manufactures olefins from ethane and propane, which are fractionated from natural gas liquids ("NGLs"). The Odessa Facility obtains a combination of pure and mixed NGLs from NGL extraction plants located in West Texas. Ethane and propane prices are established in Mont Belvieu, Texas according to prevailing market conditions. The Company, however, is able to purchase NGLs containing ethane and propane in West Texas at prices discounted from prevailing reported average Mont Belvieu prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. The Company believes feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximate 14-day supply of feedstocks.

     The Company currently consumes substantially all of its ethylene production internally. The Company selectively sells approximately 40-60 million pounds annually of liquid ethylene to customers not located on the Gulf Coast pipeline grid. During 1999, the Company completed a major expansion and modernization that increased its ethylene production from approximately 600 million to 850 million pounds per year.

Export Sales
- ------------
     The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31:

                                             2000      1999        1998
                                           -------    -------     -------
                                               (dollars in thousands)

Export sales                              $50,498    $31,211      $16,787
Percentage of net sales                    7%         6%           5%

Product Development

     The Company continually seeks to enhance and expand its portfolio of specialty polymers through sustained in-house research and development and licensing arrangements. For example, in late 1995, the Company licensed LLDPE and high-density polyethylene technology from Stamicarbon B.V., a licensing subsidiary of DSM. The Company's LLDPE plant in Odessa, Texas, which commenced production in the second quarter of 1999, is the first North American production facility to make LLDPE using the DSM "Compact" process. This process refers to the plant's small physical size, which is well suited to efficiently produce a broad range of high quality products. The octene copolymers produced by this process are consistent with the Company's strategy of producing higher quality, value-added products.

     The Company has spent between $5.3 million and $8.0 million per year for research and development during each of the last three fiscal years and anticipates spending approximately $4.5 million for research and development in 2001.

Raw Materials for Principal Products

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polymer and styrene businesses. The prices of feedstocks fluctuate based upon the prices of natural gas and oil, weather conditions affecting the demand for natural gas and other factors. During 2000, feedstocks accounted for approximately 41% of the Company's total cost of sales. As a result, increases and decreases in raw material costs can have a significant impact on operating results. Feedstock prices increased significantly in 2000, following natural gas and oil prices.

     The principal feedstocks for the Company's captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but the Company is able to purchase NGLs containing ethane and propane in west Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 2000, the Company acquired essentially all of the Odessa Facility's requirements for ethane and propane under such arrangements.

     The Odessa Facility obtains a combination of pure and mixed streams of NGLs from NGL pipelines and NGL extraction plants located in west Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 2000, the Odessa Facility consumed approximately 801 million and 386 million pounds of ethane and propane, respectively, and in 1999, the Odessa Facility consumed ethane and propane of approximately 734 million and 439 million pounds, respectively. In 2000, the Company produced substantially all of its ethylene and approximately 32% of its propylene requirements for the Odessa Facility.
The Company's other propylene requirements were purchased from third parties. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. The Company has storage capacity for an approximately fourteen-day supply of feedstocks.

     The Odessa Facility uses benzene and ethylene to produce styrene. In 2000, substantially all of the Company's benzene purchases were under contracts from west Texas and Gulf Coast producers at discounted contract prices, with the balance of its needs filled by purchases on the spot market.

Employees and Labor Relations

     As of December 31, 2000, the Company employed 755 persons.

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

     The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $9.7 million and $7.9 million in 2000 and 1999, respectively. The Company also spent approximately $4.5 million and $2.4 million relating to capital expenditures for environmentally related projects in 2000 and 1999, respectively. In 2001, the Company anticipates spending approximately $8.1 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $0.3 million for 2001. Environmental capital spending is estimated at $5.5 million for 2001. The Company expects to incur between $5 million and $7 million annually in capital spending to address the requirements of environmental laws.

     The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental, health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory standards, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred and may in the future incur liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties. The Company has approximately $6.1 million accrued in the December 31, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

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

     As of December 31, 2000, the TNRCC has approved closure for 43 of the Odessa Facility solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing.

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

     By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed

$7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine (which has been paid) and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The staff has now informally proposed a more substantial penalty covering a series of upsets over the period from 1998 through 2000. The Company will meet with the TNRCC staff within the next month to determine whether a settlement can be reached.

     As a result of the start-up flaring during late December 1998 and January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Three such actions have been filed and one other has been threatened. One of the filed cases has been settled. That case involves more than 3,900 plaintiffs. Those plaintiffs have now filed an action against certain of the Company's contractors and design engineers, one of whom has sought indemnity against the Company. The remaining filed cases involve a total of 187 claimants. The one case that has not been filed involves almost 300 claimants; a tentative settlement of that case has also been reached. Although Company lawyers believe that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

     As a result of an EPA inspection of the Odessa Facility in April 1997 and follow-up information requests from EPA, an enforcement action has been threatened by the U.S. Department of Justice. Civil penalties in excess of $500,000 have been proposed by the government. The Company has met once with EPA and the Department of Justice to determine if an appropriate settlement can be reached. It is expected that additional settlement discussions will be held.

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

     The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 2000, has a total rated annual production capacity of approximately 210 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 65 million pounds.

     The styrene plant in Odessa, Texas has been in operation since 1958 and has a total rated annual production capacity of approximately 330 million pounds.

     The olefin plant in Odessa has been in operation since 1961 and had, until 1999, a total rated annual production capacity for ethylene of approximately 600 million pounds and for propylene of approximately 240 million pounds. In the first quarter of 1999, the Company completed the modernization and expansion of the olefin plant. This project included a debottlenecking of the ethylene production process, and increased ethylene capacity to approximately 850 million pounds and propylene capacity to approximately 325 million pounds.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of costs and fees. In February 2001, the arbitration panel issued its final award, giving S&B fees and costs in the amount of $3.7 million. The Company is appealing the award in state court in Texas, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. The Company accrued $22 million on its December 31, 2000 balance sheet for the arbitration award based in part on evaluations provided by its outside legal counsel at the end of the year.

     The Company is a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1 -- Business -- Environmental and Related Regulation".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of December 18, 2000, the sole shareholder of the Company, by written consent, elected Jon M. Huntsman, Jon M. Huntsman, Jr. and Peter R. Huntsman as directors of the Company and ratified actions taken by the officers and directors of the Company during the preceding year.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

Market Information

     Since August 27, 1997, there has been no established public trading market for any class of common equity securities of the Company.

Holders

     As of the date of this report, there was one holder of record of the common stock of the Company, Huntsman Polymers Holdings Corporation, a wholly owned subsidiary of Huntsman Corporation.

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

                                                                                                          Predecessor Company
                                                                                                          -------------------
                                                     Year         Year           Year       Four Months  Eight Months      Year
                                                    Ended        Ended           Ended         Ended          Ended        Ended
                                                  December 31,  December 31,  December 31,  December 31,    August 31,  December 31,
                                                     2000         1999           1998          1997           1997         1996
                                                     ----         ----           ----          ----           ----
                                                                                   (in thousands)
Consolidated Statements of Operations Data
Adjusted for Discontinued Operations:
  Net sales                                        $674,592      $489,704      $365,748     $139,675       $307,603       $435,297
  Operating income (loss)                           (19,205)      (15,200)      (11,285)       3,462         42,640         63,255
  Loss from continuing operations                   (45,758)      (35,075)      (20,194)      (4,483)         3,155         30,444
  Loss from discontinued operations, net                  -             -             -         (218)        (2,692)          (713)
  Income (loss) before extraordinary loss           (45,758)      (35,075)      (20,194)      (4,701)           463         29,731
  Extraordinary loss, net of income taxes                 -             -             -            -           (694)             -
                                                   --------      --------      --------     --------       --------       --------
 Net income (loss)                                 $(45,758)     $(35,075)     $(20,194)    $ (4,701)      $   (231)      $ 29,731
                                                   ========      ========      ========     ========       ========       ========

                                                                                                            Predecessor Company
                                                                                                            -------------------
                                                     As of         As of         As of         As of        As of          As of
                                                  December 31,  December 31,  December 31,  December 31,   August 31,   December 31,
                                                     2000          1999          1998          1997         1997           1996
                                                     ----          ----          ----          ----         ----           ----
                                                                                   (in thousands)
Consolidated Balance Sheet Data
Adjusted for Discontinued Operations:
  Working Capital                                 $   47,072     $   32,431    $   24,041     $103,261     $ 61,188       $162,458
  Total assets                                     1,137,633      1,176,431     1,109,131      943,123      541,067        567,530
  Long-term debt and other non-
        current liabilities                          596,616        594,164       656,413      694,241      428,927        334,386
  Stockholder's equity                            $  422,772     $  468,530    $  398,605     $168,799     $166,260       $169,051

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of the Company's products, such as APAO, are generally less sensitive to economic cycles. In addition, the Company's polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades. The Company's 1999 results were significantly impacted by the protracted start-up of its newly expanded and modernized facilities, while 2000 results were negatively impacted by volatile raw material feedstock prices.

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs, propylene and benzene (all four of which are referred to as "feedstocks") for the polyethylene, polypropylene and styrene businesses. Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements. The percentage of feedstock costs compared to the Company's total cost of sales increased from 33% in 1999 to 41% in 2000. Feedstock prices increased during 2000 as a result of increasing crude oil and natural gas prices.

Results of Operations

Selected Financial Results:

                                                                 Actual Year Ended December 31,
                                                       ------------------------------------------------------
                                                          2000                    1999                1998
                                                          ----                    ----                ----
                                                                           (in thousands)
     Consolidated Statement of Operations:
     Revenues                                          $  674,592               $  489,704         $  365,748
     Cost of goods sold                                   667,333                  482,854            354,264
                                                       ----------               ----------         ----------
     Gross profit                                           7,259                    6,850             11,484
     Selling, general and administrative                   21,160                   15,470             14,720
     Research and development                               5,304                    6,580              8,049
                                                       ----------               ----------         ----------
     Operating income (loss)                              (19,205)                 (15,200)           (11,285)
     Interest expense, net                                (50,132)                 (44,817)           (27,280)
     Other income (expense)                                (2,922)                   4,799              6,812
                                                       ----------               ----------         ----------
     Income (loss) from continuing operations
          before income taxes                             (72,259)                 (55,218)           (31,753)
     Income tax benefit (expense)                          26,501                   20,143             11,559
                                                       ----------               ----------         ----------
     Loss from continuing operations                   $  (45,758)              $  (35,075)        $  (20,194)
                                                       ==========               ==========         ==========


2000 Compared to 1999

Revenues

     The Company's net sales increased $184.9 million from $489.7 million in 1999 to $674.6 million in 2000. This increase was approximately 70% due to higher average selling prices across all the Company's product lines and approximately 30% due to higher sales volumes in polyethylene, styrene and olefins. Higher selling prices were a major result of higher energy and feedstock prices, particularly in the second half of 2000. Volume increases were primarily the result of improved operating performance with the Company's olefins unit and a full year of continuous operation at the new LLDPE facility. Olefin revenue increased $56.1 million, primarily due to a 5.5 cents per pound improvement in the average sales price and a 93 million-pound increase in sales volume due mainly to improved operations. LLDPE sales increased $47.8 million due to a 2.1 cents per pound improvement in average selling price resulting from a full year of continuous operations of the new LLDPE facility and an 82.9 million-pound increase in sales volume. LDPE sales revenue increased $36.9 million resulting from a 7.0 cent increase in selling price and a 20.6 million pound increase in sales volume. Styrene sales revenue increased $32.5 million due to a 9.2 cent improvement per pound in average selling price and a 15.8 million pound increase in sales volume due mainly to improved operations of the styrene plant. Polypropylene sales revenue increased $16.6 million resulting from a 9.2 cent increase in the average selling price partially offset by a 1.4 million-pound sales volume reduction.

Gross Profit

     The Company's gross profit increased $0.4 million from $6.9 million in 1999 to $7.3 million in 2000. The increase in gross profit is primarily a result of the higher revenues discussed above, including the improved operations in the Olefins unit and a full year of continuous operation of the new LLDPE facility, all of which were substantially offset by higher raw material and manufacturing costs.

Selling, General and Administrative (SG&A)

     Selling, general and administrative expenses increased $5.7 million from $15.5 million in 1999 to $21.2 million in 2000. The increase was primarily due to higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

Research and Development

     Research and development expenses decreased $1.3 million from $6.6 million in 1999 to $5.3 million in 2000, reflecting cost savings resulting from the closure of the pilot plant in 1999.

Interest Expense, net

     Interest expense, net increased $5.3 million from $44.8 million in 1999 to $50.1 million in 2000, primarily due to significant decreases in capitalized interest resulting from the completion of the Company's modernization and expansion projects in 1999.

Other Income (Expense)

     The Company's other income decreased $7.7 million from income of $4.8 million in 1999 to expense of $2.9 million in 2000. This change was primarily due to higher legal costs of $5.9 million relating to plant construction disputes as well as the absence of a $4.5 million one-time receipt of the final settlement of an insurance claim which occurred in the 1999 period, partially offset by a $3.6 million refund received from the U.S. Department of Energy in 2000 relating to the Subpart V crude oil proceeding.

Income Tax Expense

     Income tax benefit increased $6.4 million from $20.1 million in 1999 to $26.5 million in 2000, due to decreased operating results for the reasons stated above.

Net Loss from Continuing Operations

     The Company's net loss from continuing operations increased $10.7 million from $35.1 million in 1999 to $45.8 million in 2000. The increased loss is a result of the reasons stated above.

1999 Compared to 1998

Revenues

     The Company's net sales increased $124.0 million from $365.7 million in 1998 to $489.7 million in 1999. This increase was primarily due to higher sales volumes across all of the Company's product lines and higher average selling prices. Volume increases were a result of operating improvements following the protracted start-up of the Company's expanded and modernized facilities, including the new LLDPE facility, while higher prices generally reflect improved market conditions. LLDPE sales increased $62.8 million as the new facility completed its start-up in June 1999. Olefins and other revenues increased $27.8 million, primarily due to a 2.2 cents per pound improvement in the average sales price and a 154 million pound increase in sales volume resulting mainly from improved and expanded operations. Styrene sales increased $17.7 million due primarily to a 2.4 cents per pound increase in the average sales price. HP-LDPE sales increased $8.0 million due primarily to a 1.9 cent per pound increase in the average sales price due to improved market conditions and customer mix. Polypropylene sales increased $5.7 million due primarily to improve volumes, partially offset by lower average selling prices resulting from weak industry conditions. APAO sales increased $2.2 million, primarily due to higher sales volumes.

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

Liquidity and Capital Resources

     Net cash provided by operating activities for the twelve months ended December 31, 2000 was $26.1 million as compared to a net use of cash of $36.0 million in the prior year. This increase in operating cash flow was primarily attributable to a net reduction in working capital during the 2000 period as compared to a net investment in working capital during the 1999 period. Higher levels of working capital in 1999 were primarily a result of the start-up of the new LLDPE facility.

     Net cash used in investing activities for twelve months ended December 31, 2000 was $20.2 million, down from $59.0 million in the prior year. This decrease was primarily attributable to a lower level of capital spending and the proceeds from the sale of property during the 2000 period.

     Net cash used in financing activities for twelve months ended December 31, 2000 was $5.9 million, down from net cash provided by financing activities of $95.0 million in the prior year. This decrease was primarily attributable to a reduction in the level of capital contributions provided by the Company's parent as compared to the 1999 period.

     In connection with the Merger, the Company entered into an intercompany loan agreement (the "Loan Agreement") with Huntsman Group Holdings Finance Company ("HGHFC"), a wholly owned subsidiary of Huntsman Corporation. As of December 31, 2000, the Company owed $240.3 million under the Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the Loan Agreement. The Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

     Capital expenditures for the twelve months ended December 31, 2000 were $24.2 million. The $34.8 million decrease in capital expenditures of continuing operations for the twelve months ended December 31, 2000 compared to the same period in 1999 was due primarily to completion of the Company's modernization and expansion program in 1999. The Company expects to invest $10-$20 million in capital projects during 2001.

     The Company believes that, based on current levels of operation, anticipated cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures, to make other payments, including the arbitration award in the S&B lawsuit mentioned in Item 3, "Legal Proceedings," and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products and raw material costs.

     A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.1 million accrued in the December 31, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soils and solid waste management has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these facilities and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies the requirements of the TNRCC governing operations at this location.

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

     There are a number of risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

     12.  Changes in economic conditions

     13.  Changes in management or control of the Company

     14. Changes in accounting principles and/or the application of such principles to the Company

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has interest and market risk with respect to certain intercompany debt which is at floating rates (see Footnote 8 to the financial statements). The Company also has market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $134 million and $184 million on December 31, 2000 and 1999, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004.

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

Name                            Age    Position
- ----                            ---    --------
Jon M. Huntsman*............    63     Chairman, Director
Jon M. Huntsman, Jr.*.......    41     Vice Chairman, Director
Peter R. Huntsman*..........    38     President and CEO, Director
J. Kimo Esplin..............    38     Senior Vice President and Chief Financial Officer
Thomas J. Keenan............    48     Senior Vice President
Michael J. Kern.............    50     Senior Vice President, Environmental, Health and Safety
Robert B. Lence.............    43     Senior Vice President and Chief Legal Officer, Secretary
Don H. Olsen................    55     Senior Vice President, Public Affairs
Donald J. Stanutz...........    50     Senior Vice President, Global Sales and Marketing
David H. Huntsman*..........    33     Vice President
Sean Douglas................    36     Vice president
Monte G. Edlund.............    45     Vice President, Marketing/Commercial
L. Russell Healy............    45     Vice President, Tax
Samuel D. Scruggs...........    41     Vice President and Treasurer

______________________

*    Such persons are related as follows:  Jon M. Huntsman is the father of Jon
     M. Huntsman, Jr., Peter R. Huntsman, and David H. Huntsman

     Jon M. Huntsman has been Chairman and a Director of the Company since August 1997. Mr. Huntsman has served as Chairman of the Board, Chief Executive Officer and a Director of Huntsman Corporation, its predecessors and other Huntsman companies for over 25 years. He is also the Chairman and founder of the Huntsman Cancer Foundation. In addition, Mr. Huntsman serves on numerous charitable, civic, industry and corporate boards. In 1994, Mr. Huntsman received the prestigious Kavaler Award as the chemical industry's outstanding Chief Executive Officer. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. He serves on the Board of Governors of the American Red Cross.

     Jon M. Huntsman, Jr. has been Vice Chairman and a Director of the Company since August 1997. Mr. Huntsman, Jr. also serves on the Boards of Directors of Huntsman Corporation and its affiliated companies along with Owens-Corning Corporation. Mr. Huntsman, Jr. currently serves as Vice Chairman of Huntsman Corporation and its affiliated companies as well as President and Chief Executive Officer of the Huntsman Cancer Foundation. In addition, from 1991 until 1992, Mr. Huntsman, Jr. was a Senior Vice President and General Manager of Huntsman Chemical Corporation. From 1992 until 1993, Mr. Huntsman, Jr. served as United States Ambassador to the Republic of Singapore. From 1989 until 1990, Mr. Huntsman, Jr. served as U.S. Deputy Assistant Secretary of Commerce for International Trade, and from 1990 until 1991, he was U.S. Deputy Assistant Secretary of Commerce for East Asian and Pacific Affairs. Mr. Huntsman, Jr. currently serves on the boards of the American Chemistry Council and the American Plastics Council.

     Peter R. Huntsman has been President and a Director of the Company since August 1997 and CEO since 2000. Mr. Huntsman is the President and Chief Executive Officer and a Director of Huntsman Corporation and its affiliated companies. He was formerly a Senior Vice President of Huntsman Packaging Corporation and Huntsman Chemical Corporation. From 1991 until 1992, Mr. Huntsman was Senior Vice President and General Manager of

Huntsman Polypropylene Corporation and from 1990 until 1992, he was Vice President--Purchasing of Huntsman Chemical Corporation.

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

     Thomas J. Keenan has been Senior Vice President of the Company since January 1999. He is also Senior Vice President - North American Petrochemicals of Huntsman Corporation. Mr. Keenan has served in other executive positions with Huntsman Corporation and its affiliated companies including Senior Vice President - Manufacturing and Quality Performance of Huntsman Chemical Corporation. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager of Mobil Chemical Company, where he worked for more than sixteen years.

     Michael J. Kern is Senior Vice President, Environmental, Health and Safety. Mr. Kern is also Senior Vice President, Environmental, Health and Safety of Huntsman Corporation, Huntsman Chemical Corporation, and Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Kern held a variety of positions with Texaco Chemical Company, including Area Manager--Jefferson County Operations from 1993, Plant Manager of Port Neches Chemical Plant from 1992 to 1993, Manager of PO/MTBE project from 1989 to 1992 and Manager of Operations--Oxides and Olefins from 1988 to 1989.

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

     Don H. Olsen is Senior Vice President, Public Affairs of the Company. Mr. Olsen also serves as Senior Vice President, Public Affairs for Huntsman Corporation and serves as an officer or director of many of its affiliated companies. Prior to joining Huntsman in 1988, Mr. Olsen had a distinguished 17-year career in broadcast journalism. He also spent three years in Washington, D.C. as Director of Communications for former U.S. Senator Jake Garn.

     Donald J. Stanutz is Senior Vice President, Global Sales and Marketing of the Company. Mr. Stanutz also serves as Senior Vice President, Global Sales and Marketing for Huntsman Corporation and Huntsman Petrochemical Corporation. Mr. Stanutz has also been Senior Vice President, Olefins and Performance Chemicals of Huntsman Corporation and Senior Vice President, Performance Chemicals of Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Stanutz was Business Unit Manager and General Manager-Chemical Department of Texaco Chemical Company from 1993 to 1994; Manager--Olefins from 1992 to 1993; General Manager--Chemical Department of Texaco Limited, UK from 1990 to 1992; and Assistant Chemical Manager--Chemical Department from 1989 to 1990.

     David H. Huntsman has been Vice President of the Company since 1998. Mr. Huntsman is a Director of Huntsman Corporation and its affiliated companies. From December 1995 until July 1998 he was Vice President Polystyrene and Expandable Resins for Huntsman Chemical Corporation. Prior to that he was Chief Operating Officer and Vice Chairman of Huntsman Packaging Corporation.

     Sean Douglas is Vice President of the Company. Mr. Douglas has also served as Vice President, Administration of Huntsman Corporation since 1997. Since joining Huntsman Corporation in 1990, he has served as Vice President of Huntsman's affiliated companies, Assistant Treasurer of Huntsman Corporation, Controller of Huntsman Specialty Chemicals Corporation, and as a financial analyst for Huntsman's European businesses. Mr. Douglas is a CPA and, prior to joining Huntsman, worked for Price Waterhouse.

     Monte G. Edlund has been Vice President, Marketing/Commercial of the Company since August 1997. Mr. Edlund also serves as Vice President, Specialty Polymers Marketing of Huntsman Corporation. Prior to the Merger,

Mr. Edlund held the following positions with Rexene Corporation: Vice President--Marketing, 1995-August 1997; Director--Polymers Marketing, 1994-1995; Director--Polymer Sales, 1993-1994; Director-- Polypropylene Marketing, 1992-1993; and Regional Sales Manager, 1989-1992. From 1981 to 1989, Mr. Edlund held several positions in the Chemicals Group of Phillips Petroleum Co., including technical, sales, marketing, and sales management in chemicals and polyethylene.

     L. Russell Healy has been Vice President, Finance of Huntsman Corporation since August 1997. Mr. Healy is also Vice President, Finance of Huntsman Corporation and affiliated companies. Prior to joining Huntsman Corporation in 1995, Mr. Healy was a partner with Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant.

     Samuel D. Scruggs is Vice President and Treasurer. Mr. Scruggs also serves as Vice President and Treasurer of Huntsman Corporation. Mr. Scruggs previously served as Vice President and Associate General Counsel of Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the three other highest paid executive officers of the Company in 2000 (the "named executive officers") for the years indicated.

                          SUMMARY COMPENSATION TABLE

                                                                               ANNUAL COMPENSATION (1)

                                                                                                            ALL OTHER
             NAME AND PRINCIPAL POSITION                     YEAR         SALARY          BONUS          COMPENSATION (2)
                                                             ----         ------          -----          ----------------
     Peter R. Huntsman, Chief Executive Officer,             2000        $110,000        $ 25,000           $13,301(3)
     President and Director                                  1999        $100,000        $160,000           $22,911(3)
                                                             1998        $136,500        $250,000           $38,650(3)

     Jon M. Huntsman, Chairman of the Board                  2000        $150,000               -           $17,898(4)
                                                             1999        $150,000        $425,000           $54,189(4)
                                                             1998        $ 89,692        $500,000           $58,969(4)

     Thomas J. Keenan, Senior Vice President                 2000        $108,000        $ 40,000           $40,138(5)
                                                             1999           - (7)           - (7)           $26,396(5)
                                                             1998           - (7)           - (7)                    -
     Monte G. Edlund, Vice President, Marketing /
     Commercial                                              2000        $180,000        $ 30,000           $33,014(6)
                                                             1999        $150,000        $ 45,000           $ 3,326(6)
                                                             1998        $132,000        $ 30,000           $32,630(6)


___________________________

(1) All compensation of the above-named executive officers, except for 1998 compensation paid to Mr. Edlund, was paid entirely by Huntsman Corporation, the Company's parent; no charge with respect to this compensation was made to the Company. Compensation figures for the executives listed above, represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company. Mr. Edlund's compensation in 1998 was paid by the Company.
(2) Perquisites and other personal benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus for each named executive officer, except for the relocation reimbursement paid to Mr. Edlund in 1998 (see footnote 7 below).
(3) Consists of $2,532, $3,782 and $7,730 employer's 401(k) contribution for 2000, 1999 and 1998, respectively, and employer's money purchase contribution of $10,769, $19,129 and $1,394 for 2000, 1999 and 1998,
     respectively.
(4) Consists of $2,949, $10,438 and $11,704 employer's 401(k) contribution for 2000, 1999 and 1998, respectively, employer's money purchase contribution of $12,231, $43,751, and $47,175 for 2000, 1999 and 1998, respectively, and an employer's contribution of $2,718 to an unfunded deferred compensation plan known as the "Equity Deferral Plan" in 2000.
(5) Consists of $1,764 and $4,682 employer's 401(k) contribution for 2000 and 1999, respectively, employer's money purchase contribution of $11,846 and $21,714 for 2000 and 1999, respectively, and an employer's contribution of $26,528 to the Equity Deferral Plan in 2000.
(6) Consists of $2,869, $2,919, and $3,200 employer's 401(k) contribution for 2000, 1999, and 1998, respectively, employer's money purchase contributions of $1,042 and $407 for 2000 and 1999, respectively, and an employer's contribution of $29,103 to the Equity Deferral Plan in 2000. In 1998, he also received a $29,430 relocation reimbursement from the Company.
(7)  Mr. Keenan first became an executive officer of the Company in 2000.

Option Grants, Exercises and Holdings

   No options to purchase common stock of the Company ("Common Stock") were granted during the year ended December 31, 2000 to any named executive officers. No named executive officer exercised options to purchase Common Stock in 2000. There were no unexercised options to purchase Common Stock held at December 31, 2000 by any of the Company's named executive officers. Any unexercised options were purchased by Centennial in connection with the Merger.

Retirement Plans

     During 2000, Huntsman Corporation sponsored a trusteed, non-contributory, qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") for substantially all full-time employees of the Company. The normal retirement age of participants is 65, and for 2000 benefits were, in general, based on the following formula: 1.54% of average final compensation multiplied by years of credited service, minus 1.45% of estimated Social Security benefits multiplied by years of credited service (maximum 50% of Social Security. For years of credited service prior to 2000, benefits are based on a 1.4% formula.) Final average compensation for the Huntsman Corporation Pension Plan is based on the highest average 36 months. Federal regulations require that for the 2000 plan year no more than $170,000 in compensation be considered for the calculation of retirement benefits from the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $135,000, as of January 1, 2000. Benefits are calculated on a straight life annuity basis.

     The above pension formulas are applicable for all years of service for Messrs. Jon M. Huntsman Sr., Peter Huntsman, David Huntsman and Thomas Keenan. For Mr. Monte G. Edlund the above pension plan formula is effective for service after December 31, 1997.

     Effective January 1, 1998, the assets and liabilities of the former Rexene Retirement Plan were merged into the Huntsman Corporation Pension Plan. For service prior to January 1, 1998, the qualified pension plan benefit for Mr. Monte Edlund is determined using the former Rexene Retirement Plan formula and final average compensation at the date of determination. Such applicable formula is: (1) 0.9% of the employee's average annual base salary during the highest paid three consecutive years of the employee's final ten calendar years of service ("Final Average Pay") multiplied by years of service prior to January 1, 1998, plus (2) 0.5% of the employee's Final Average Pay which exceeds an average of the employee's wages taken into account for Social Security purposes, multiplied by the number of years of service prior to January 1, 1998 (up to a maximum of 35 years).

     Certain designated employees of the Company also participate in the Huntsman Corporation Supplemental Pension Plan (the "Huntsman SERP"). As of December 31, 2000, all of the above named executives participated in the Huntsman SERP.

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

     In specified final average earnings and years-of-service classifications, the following table illustrates the amount of estimated annual benefits payable from the Huntsman Corporation Pension Plan and the Huntsman SERP combined based on the 1.5% formula effective for 2000.

                Huntsman Corporation Pension Plan & SERP Table

 Final Avg.           5        10        15        20         25         30         35         40
    Pay
   $ 50,000       3,800     7,500    11,300    15,000     18,800     22,500     26,300     30,000
   $ 75,000       5,600    11,300    16,900    22,500     28,100     33,800     39,400     45,000
   $100,000       7,500    15,000    22,500    30,000     37,500     45,000     52,500     60,000
   $125,000       9,400    18,800    28,100    37,500     46,900     56,300     65,600     75,000
   $150,000      11,300    22,500    33,800    45,000     56,300     67,500     78,800     90,000
   $175,000      13,100    26,300    39,400    52,500     65,600     78,800     91,900    105,000
   $200,000      15,000    30,000    45,000    60,000     75,000     90,000    105,000    120,000
   $225,000      16,900    33,800    50,600    67,500     84,400    101,300    118,100    135,000
   $250,000      18,800    37,500    56,300    75,000     93,800    112,500    131,300    150,000
   $275,000      20,600    41,300    61,900    82,500    103,100    123,800    144,400    165,000
   $300,000      22,500    45,000    67,500    90,000    112,500    135,000    157,500    180,000

For purposes of calculating benefits under the Huntsman Corporation Pension Plan, the number of completed years of credited service as of December 31, 2000 for each named executive were as follows: Mr. Jon M. Huntsman Sr. - 30; Mr. Peter Huntsman - 17; Mr. Thomas Keenan - 6; Mr. Monte Edlund - 11. For purposes of calculating benefits under the Huntsman SERP, the number of completed years of credited service as of December 31, 2000 for each named executive who also participated in the Huntsman SERP were as follows: Mr. Jon M. Huntsman Sr. - 30; Mr. Peter Huntsman - 17; Mr. Thomas Keenan - 16; Mr. Monte Edlund - 3.

Compensation of Directors

Fees and Expenses. Directors received no compensation in 2000.

Employment Agreements

Any employment arrangements with executive officers were terminated in connection with the Merger. There are no employment agreements with any executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman Polymers Holdings Corporation ("HPHC"), which is a wholly-owned subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Jon M. Huntsman and his family own over 95% of the stock of Huntsman Corporation. No other director, executive officer or person beneficially owns any shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company and other related parties as of and for the year ended December 31, 2000, are summarized as follows (dollars in thousands):

                                                                 As of or for the
                                                                    Year Ended
                                                                 December 31, 2000
                                                                 -----------------
       Sales to:
               Huntsman Petrochemical Corporation                         $ 14,240
               Huntsman Expandable Polymers Corporation                         19
               Huntsman Corporation                                        443,282
               Huntsman International LLC                                   10,301
       Trade accounts receivable from:
               Huntsman Corporation                                         40,790
               Huntsman Petrochemical Corporation                            1,836
               Huntsman International LLC                                    1,388
       Miscellaneous receivables from:
               Employee advances                                                11
               Huntsman Polypropylene Corporation                              219
               Huntsman Expandable Polymers Corporation                          1
       Product purchases from:
                 Huntsman Petrochemical Corporation                          7,026
       Interest on intercompany borrowings and capital lease:
                 Huntsman Group Holdings Finance Company                    29,217
       Accounts payable to:
                 Huntsman Petrochemical Corporation                            414
       Miscellaneous accounts payable to:
                 Huntsman Petrochemical Corporation                          1,584
                 Huntsman Corporation                                           32
       Long-term debt payable to:
                 Huntsman Group Holdings Finance Company                   240,329
       Long-term capital lease payable to:
                 Huntsman Group Holdings Finance Company
                      (including accrued interest)                          63,835

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements:
          See Index to Consolidated Financial Statements on page F-1.

     2.   Financial Statement Schedules:
          See Index to Consolidated Financial Statements on page F-1.

     3.   Description of Exhibits:

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
              Corporation, as Issuer, and Bank One, Texas, N.A., as Trustee, for $175,000,000 11 3/4 % Senior Notes due 2004 (filed as Exhibit 4.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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
              Exhibit 21.1 to Huntsman Polymers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

(b) The Company filed no reports on Form 8-K for the year ended December 31, 2000.

____________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HUNTSMAN POLYMERS CORPORATION


     Dated March 30, 2001      By:    /s/   J. Kimo Esplin
                                    ----------------------
                                            J. Kimo Esplin
                                            Senior Vice President and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


          Signature                              Title
          ---------                              -----


   /s/  Peter R. Huntsman             Chief Executive Officer, President
 -----------------------------
    Peter R. Huntsman                 and Director (Principal Executive Officer)


   /s/  Jon M. Huntsman               Chairman of the Board and Director
 -----------------------------
    Jon M. Huntsman


   /s/  Jon M. Huntsman, Jr.          Vice Chairman and Director
 -----------------------------
   Jon M. Huntsman, Jr.


   /s/  J. Kimo Esplin                      Senior Vice President,
 -----------------------------
   J. Kimo Esplin                     Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                               ITEMS 8 AND 14(a)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Responsibility for the Consolidated Financial Statements..............................................  F-2
Independent Auditors' Report..........................................................................  F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................  F-4
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998............  F-5
Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998..  F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998............  F-7
Notes to the Consolidated Financial Statements........................................................  F-9

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

           RESPONSIBILITY FOR THE CONSOLIDATED FINANCIAL STATEMENTS

Company management is responsible for the preparation, accuracy and integrity of the consolidated financial statements and other financial information included in this Annual Report. This responsibility includes preparing the statements in accordance with accounting principles generally accepted in the United States of America and necessarily includes estimates that are based on management's best judgment.

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

The 2000, 1999 and 1998 financial statements have been audited by the Company's independent auditors, Deloitte & Touche LLP. Their report is shown on page F-3.

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

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman Polymers Corporation:

     We have audited the accompanying consolidated balance sheets of Huntsman Polymers Corporation and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Corporation and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2001

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                       December 31, 2000     December 31, 1999
                                                                                       ------------------    ------------------
                                       ASSETS
                                      -------
Current assets:
     Cash and cash equivalents                                                                $        -            $        -
     Accounts and notes receivable, net                                                           30,787                29,171
     Accounts and advances receivable - Affiliates                                                44,245                40,810
     Inventories                                                                                  78,707                73,891
     Other current assets                                                                          1,317                 2,296
     Deferred income taxes                                                                        10,261                     -
                                                                                              ----------            ----------
          Total current assets                                                                   165,317               146,168
Property, plant and equipment, net                                                               895,355               947,757
Intangible assets, net                                                                            44,858                46,112
Other noncurrent assets                                                                           32,103                36,394
                                                                                              ----------            ----------
          Total assets                                                                        $1,137,633            $1,176,431
                                                                                              ==========            ==========
                              Liabilities and Stockholder's Equity
                              ------------------------------------
Current liabilities:
     Accounts payable                                                                         $   94,274            $   65,372
     Accounts payable - Affiliates                                                                 2,030                 1,107
     Accrued liabilities                                                                          21,941                20,039
     Deferred income taxes                                                                             -                   609
     Current portion of long term debt - Affiliates                                                    -                26,610
                                                                                              ----------            ----------
          Total current liabilities                                                              118,245               113,737
Long-term debt:
     Affiliates                                                                                  304,164               283,485
     Other                                                                                       174,882               174,882
Deferred income taxes                                                                             85,053               100,684
Other noncurrent liabilities                                                                      32,517                35,113
                                                                                              ----------            ----------
          Total liabilities                                                                      714,861               707,901
                                                                                              ----------            ----------
Commitments and contingencies, (see notes 10 and 16)
Stockholder's equity:
     Common Stock, par value $.01 per share; 1 million
       shares authorized and 1,000 issued and outstanding in 2000 and 1999                             -                     -
     Additional paid-in capital                                                                  528,500               528,500
     Retained earnings (deficit)                                                                (105,728)              (59,970)
                                                                                              ----------            ----------
          Total stockholder's equity                                                             422,772               468,530
                                                                                              ----------            ----------
     Total liabilities and stockholder's equity                                               $1,137,633            $1,176,431
                                                                                              ==========            ==========

                See accompanying notes to financial statements

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)



                                                                    Year                Year                Year
                                                                    Ended               Ended               Ended
                                                                 December 31,        December 31,        December 31,
                                                                    2000                1999                1998
                                                                    ----                ----                ----
Revenues:
  Trade sales and services                                       $    206,750        $   122,047         $     84,497
  Affiliate sales                                                     467,842            367,657              281,251
                                                                 ------------        -----------         ------------
Total revenues                                                        674,592            489,704              365,748
Cost of goods sold                                                    667,333            482,854              354,264
                                                                 ------------        -----------         ------------
Gross profit                                                            7,259              6,850               11,484
Expenses
  Selling, general and administrative                                  21,160             15,470               14,720
  Research and development                                              5,304              6,580                8,049
                                                                 ------------        -----------         ------------
Operating loss                                                        (19,205)           (15,200)             (11,285)
Interest expense
  Affiliate interest expense                                          (29,061)           (23,865)              (6,405)
  Other interest expense                                              (21,319)           (21,150)             (21,115)
Interest income                                                           248                198                  240
Other income  (expense)                                                (2,922)             4,799                6,812
                                                                 ------------        -----------         ------------
Loss before income taxes                                              (72,259)           (55,218)             (31,753)
Income tax benefit                                                     26,501             20,143               11,559
                                                                 ------------        -----------         ------------
Net loss                                                         $    (45,758)       $   (35,075)        $    (20,194)
                                                                 ============        ===========         ============


                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (In thousands)

                                                     Common Stock        Paid-in    Retained
                                                                                   Earnings
                                                   Shares      Amount   Capital    (Deficit)       Total
                                                   ------      ------   --------   ---------       -----
Balance, January 1, 1998                                 1          -  $   173,500  $    (4,701) $ 168,799
Capital contribution from parent                         -          -      250,000            -    250,000
Net loss                                                 -          -            -      (20,194)   (20,194)
                                                    ------     ------  -----------  -----------  ---------
Balance, December 31, 1998                               1          -      423,500      (24,895)   398,605
Capital contribution from parent                         -                 105,000            -    105,000
Net loss                                                 -          -            -      (35,075)   (35,075)
                                                    ------     ------  -----------  -----------  ---------
Balance, December 31, 1999                               1          -      528,500      (59,970)   468,530
Net loss                                                 -          -            -      (45,758)   (45,758)
                                                    ------     ------  -----------  -----------  ---------
Balance, December 31, 2000                               1          -  $   528,500  $  (105,728) $ 422,772
                                                    ------     ------  -----------  -----------  ---------



                 See accompanying notes to financial statements

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                  Year Ended       Year Ended       Year Ended
                                                                 December 31,     December 31,     December 31,
                                                                     2000             1999             1998
                                                                     ----             ----             ----
Operating Activities:
Net loss                                                            $ (45,758)        $(35,075)       $ (20,194)
Reconciliation to net cash provided by continuing operations:
 Depreciation and amortization                                         75,273           65,519           34,592
 Gain on sale of equipment                                             (1,897)               -                -
 Deferred income taxes                                                (26,501)         (20,143)         (13,932)
 Changes in operating working capital:
   Receivables                                                         (5,051)         (39,956)          21,242
   Inventories                                                         (4,816)         (28,003)          11,555
   Other current assets                                                   979              (55)          17,821
   Accounts payable                                                    32,036           31,894          (24,559)
   Accrued liabilities                                                  1,902            1,662           (2,562)
   Other noncurrent liabilities                                        (2,596)          (6,003)          (6,307)
   Other                                                                2,571           (5,827)          (8,943)
                                                                    ---------         --------        ---------
   Net cash provided by (used in) operations                           26,142          (35,987)           8,713
                                                                    ---------         --------        ---------
Investing Activities:
 Advances receivable - affiliates                                           -                -           49,029
 Proceeds from sale of property                                         4,007                -                -
 Capital expenditures                                                 (24,218)         (58,978)        (318,282)
                                                                    ---------         --------        ---------
  Net cash used in investing activities                               (20,211)         (58,978)        (269,253)
                                                                    ---------         --------        ---------
Financing Activities:
 Intercompany (repayments to) borrowings from parent                   (5,931)         (10,035)          10,540
 Proceeds of capital contribution by parent                                 -          105,000          250,000
                                                                    ---------         --------        ---------
  Net cash provided by (used in) financing activities                  (5,931)          94,965          260,540
                                                                    ---------         --------        ---------
Increase (Decrease) in Cash and Cash Equivalents                            -                -                -
Cash and Cash Equivalents at Beginning of Period                            -                -                -
                                                                    ---------         --------        ---------
Cash and Cash Equivalents at End of Period                                  -                -                -
                                                                    =========         ========        =========
Supplemental Cash Flow information:
  Cash paid for interest                                            $  20,754         $ 20,549        $  20,549
  Cash paid for income taxes                                                -              996              469

                See accompanying notes to financial statements.

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Huntsman Polymers Corporation (the "Company"), formerly known as Rexene Corporation, manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene, polypropylene, amorphous polyalphaolefins ("APAO"), and styrene.

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

Cash and Cash Equivalents

Highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

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

Intangible Assets

Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

Income Taxes

Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes".

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

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the related party loans, capital lease, and bank borrowings approximates fair value as they bear interest at a floating rate plus an applicable margin. At December 31, 2000 and 1999, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $134 million and $184 million, respectively, based on quoted market rates.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

New Accounting Standards

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position as the financial instruments and other contracts held by and entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

Income (loss) per share

Income (loss) per share is not presented because it is not considered meaningful information due to the ownership by a single non-public shareholder.

(2)  RECEIVABLES

Accounts receivable consist of the following (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Accounts and notes receivable:
               Trade                                                   $         28,903                      $         24,708
               Other                                                              2,211                                 6,865
                                                                       ----------------                      ----------------
                                                                                 31,114                                31,573
          Less allowances for bad debts and returns                                (327)                               (2,402)
                                                                       ----------------                      ----------------
                                                                                 30,787                                29,171
          Accounts and advances receivable-Affiliates                            44,245                                40,810
                                                                       ----------------                      ----------------
          Total                                                        $         75,032                      $         69,981
                                                                       ================                      ================

Net additions to (deductions from) the allowance accounts were (in thousands):
$(2,075), $301, and $417 for the years ended December 31, 2000, 1999 and 1998, respectively.

(3)       INVENTORIES

Inventories consist of the following (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Raw materials                                                $         17,551                      $         12,022
          Work in progress                                                        8,249                                10,548
          Finished goods                                                         52,907                                51,321
                                                                       ----------------                      ----------------
          Total                                                        $         78,707                      $         73,891
                                                                       ================                      ================

(4)       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Land                                                         $          3,730                      $          3,702
          Buildings                                                             172,831                               171,537
          Plant and equipment                                                   889,866                               843,928
          Construction in progress                                                7,270                                35,889
                                                                       ----------------                      ----------------
                                                                              1,073,697                             1,055,056
          Less accumulated depreciation                                        (178,342)                             (107,299)
                                                                       ----------------                      ----------------
          Property, plant and equipment, net                           $        895,355                      $        947,757
                                                                       ================                      ================

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was (in millions): $71.5, $62.2, and $33.0, respectively. During the years ended December 31, 2000, 1999 and 1998, $0.5 million, $2.8 million, and $26.1 million, respectively, of interest was capitalized in connection with construction projects.

(5)  INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Debt issuance costs                                          $          7,173                       $         7,173
          Less accumulated amortization                                          (4,427)                               (3,558)
                                                                        ---------------                       ---------------
                                                                                  2,746                                 3,615
                                                                        ---------------                       ---------------
          Goodwill                                                               42,406                                42,406
          Less accumulated amortization                                          (7,035)                               (4,924)
                                                                        ---------------                       ---------------
                                                                                 35,371                                37,482
                                                                        ---------------                       ---------------
          Other intangible assets                                                 7,973                                 5,396
          Less accumulated amortization                                          (1,232)                                 (381)
                                                                        ---------------                       ---------------
                                                                                  6,741                                 5,015
                                                                        ---------------                       ---------------
          Intangible assets, net                                                $44,858                               $46,112
                                                                        ===============                       ===============

(6)       OTHER NONCURRENT ASSETS

       Other noncurrent assets consist of the following (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Spare parts inventory-at average cost                        $         22,677                      $         24,685
          Capitalized turnaround expenses                                         5,051                                 6,735
          Catalysts                                                               1,903                                 2,448
          Long-term note receivable                                                 423                                   658
          Other                                                                   2,049                                 1,868
                                                                        ---------------                       ---------------
          Total                                                         $        32,103                       $        36,394
                                                                        ===============                       ===============

(7)    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                      December 31, 2000                     December 31, 1999
                                                                      -----------------                     -----------------
          Accrued taxes, other than income                             $         10,659                      $         10,885
          Current portion of advance payment from customer
          (see note 9)
                                                                                  3,600                                 3,600
          Other accrued expenses                                                  7,682                                 5,554
                                                                        ---------------                       ---------------
          Total                                                        $         21,941                      $         20,039
                                                                        ===============                       ===============

(8)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                  December 31, 2000    December 31, 1999
                                                                 ------------------   ------------------
     Affiliates:
          Intercompany borrowings                                 $         240,329     $        250,360
          Capital lease - affiliate                                          63,835               59,735
                                                                  -----------------   ------------------
               Total affiliates                                             304,164              310,095
          Less: Current portion of capital lease - affiliate                      -               26,610
                                                                  -----------------   ------------------
               Total long-term debt - affiliates                            304,164              283,485
     Other - 11 3/4%  Senior Notes due 2004                                 174,882              174,882
                                                                  -----------------   ------------------
                 Total                                            $         479,046     $        458,367
                                                                  =================   ==================

Intercompany Borrowing

Intercompany loans are made pursuant to the Huntsman Polymers Intercompany Loan Agreement dated August 27, 1997 between HGHFC and the Company. The loans accrue interest at prime rate (9.5% at December 31, 2000) plus a margin of 0.75% and are payable upon demand. Management of HGHFC has represented that HGHFC does not intend to require the Company to repay the debt before January 1, 2002, accordingly, such amounts have been classified as long-term. To the extent permitted by the indenture governing the Company's 11 3/4% Senior Notes, the intercompany loans are secured by all of the assets of the Company. The Senior Notes' mandatory redemption date is December 1, 2004.

Capital Lease

On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's FPO facility in Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. Interest accrues on the unpaid lease amount ($50 million at December 31, 2000) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company is obligated to pay the unpaid lease amount as well as all interest owed on that amount. The Company has the option at the end of the lease period to acquire the facility for a nominal amount. The lease is secured by all of the fixed assets associated with the FPO facility.

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

The 11 3/4% Senior Notes were not redeemable, in whole or in part, prior to December 1, 1999. On or after December 1, 1999, the 11 3/4% Senior Notes were redeemable, at the Company's option, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, to date of redemption.



      Year                                            Percentage
      ----                                            ----------
      (Beginning December 1,)
      1999...........................................  105.875%
      2000...........................................  103.917%
      2001...........................................  101.958%
      2002...........................................  100.000%

The indenture governing the 11 3/4% Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations. As of December 31, 2000, the Company believes that it was in compliance with all debt covenants.

(9) OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

                                                                 December 31, 2000        December 31, 1999
                                                              --------------------    ---------------------
Accrued environmental remediation costs (see note 16)          $             6,116      $             6,586
Advance payment from customer                                                1,600                    5,200
Accumulated postretirement benefit obligation (see note 14)                 13,845                   12,968
Pension liabilities (see note 14)                                            3,030                    2,542
Other                                                                        7,926                    7,817
                                                              --------------------    ---------------------
Total                                                          $            32,517      $            35,113
                                                              ====================    =====================

In July 1995, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. The unamortized portion of this advance payment, net of current portion, is included as a noncurrent liability above. This advance payment is secured by a lien on the styrene plant in Odessa, Texas.

(10) COMMITMENTS

The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of non-cancelable operating lease agreements as of December 31, 2000 are as follows (in thousands):



     For the years ending December 31,
                     2001                                    $   7,640

                     2002                                        6,173

                     2003                                        4,806

                     2004                                        3,671

                     2005                                        2,811

                     2006 and thereafter                        17,264
                                                             ---------
     Total minimum lease payments                            $  42,365
                                                             ---------

Rental expense (in millions) under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $12.5, $10.9, and $5.8, respectively, substantially all of which relates to continuing operations.

In 2001, the Company expects to spend approximately $10-$20 million for capital expenditures.

(11) INCOME TAX

Income tax benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):


                        Year Ended         Year Ended         Year Ended
                    December 31, 2000  December 31, 1999  December 31, 1998
                    -----------------  -----------------  -----------------
     Current        $               -  $               -  $               -
     Deferred                  26,501             20,143             11,559
                    -----------------  -----------------  -----------------
                    $          26,501  $          20,143  $          11,559
                    =================  =================  =================

The statutory federal income tax rate was 35% for the years ended December 31, 2000, 1999 and 1998. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for these differences are as follows (in thousands):


                                                             Year Ended          Year Ended         Year Ended
                                                             December 31,        December 31,       December 31,
                                                                2000                1999               1998
                                                                ----                ----               ----
         Income tax benefit computed at
             Statutory federal tax rate                        $25,291            $19,326              $11,114
         State income taxes                                      2,167              1,657                  953
         Non-deductible amortization and expenses                 (848)              (850)                (324)
         Other, net                                               (109)                10                 (184)
                                                               -------            -------              -------
         Income tax benefit                                    $26,501            $20,143              $11,559
                                                               =======            =======              =======

The net deferred income tax liability consists of the following (in thousands):

                                                       December 31, 2000               December 31, 1999
                                                       -----------------               -----------------
         Property, plant and equipment                     $ 226,088                       $189,794
         Intangible assets                                     1,518                          1,624
         Other noncurrent assets                                   -                            768
         Other current assets and liabilities                      -                          1,780
                                                           ---------                       --------
             Gross deferred tax liabilities                  227,606                        193,966
                                                           ---------                       --------
         Accounts receivable                                    (334)                          (816)
         Inventories                                          (8,289)                          (563)
         Tax losses and credits carried forward             (129,075)                       (73,239)
         Other current assets                                 (1,638)                             -
         Other noncurrent assets                             (13,478)                       (18,055)
                                                           ---------                       --------
             Gross deferred tax assets                      (152,814)                       (92,673)
                                                           ---------                       --------
         Net                                               $  74,792                       $101,293
                                                           =========                       ========

The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                      2000           1999
                                                   ---------       --------
             Net current liability (asset)         $ (10,261)      $    609
             Net long-term liability                  85,053        100,684
                                                   ---------       --------
             Net                                   $  74,792       $101,293
                                                   =========       ========


(12)    OTHER EXPENSE

In 1997 the Company and Phillips Petroleum Company (Phillips) settled for $13.0 million a patent infringement lawsuit involving Phillips' patent covering the manufacture of crystalline polypropylene. Under the agreement, the Company paid a lump sum of $10 million to Phillips on September 27, 1997, and paid $300,000 each quarter until the patent expired on March 15, 2000. The Company and Phillips also entered into a new crystalline polypropylene license agreement which allowed the Company to utilize the patent until it expired in return for a royalty on sales.

(13)    OTHER INFORMATION

Export sales from operations (in millions) were $50.5, $31.2, and $16.8 for the years ended December 31, 2000, 1999 and 1998, respectively.

Maintenance and repair expenses (in millions) were $36.4, $33.9, and $24.0 for the years ended December 31, 2000, 1999 and 1998, respectively.

(14)    EMPLOYEE BENEFITS

Savings Plan

Employees of the Company participate in the Huntsman Salary Deferral Plan (the "Huntsman Savings Plan"). Under the Huntsman Savings Plan, employees may contribute annually between 1% and 15% of pay up to the IRS pre-tax contribution limit ($10,500 for 2000) to the Savings Plan. The Company matches 50% of the employee's contributions up to 4% of the employee's pay. Employee contributions and Company matching contributions are fully vested. For 2000, 1999 and 1998, the Company match to the Huntsman Savings Plan equaled approximately $774,000, $796,000, and $770,000, respectively.

Money Purchase Plan

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


Company contributions to the Money Purchase Plan are fully vested. For 2000, 1999 and 1998, the Company contributions to the Money Purchase Plan equaled approximately $250,000, $124,000 and $37,000, respectively.

Pension and Retirement Plans

The Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan. No new employees have been added to this plan since 1997, and it is not expected that any additional employees will participate in the Security Plan. Benefits accrued under this plan were $3.1 million and $3.4 million at December 31, 2000 and 1999, respectively. The estimated expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was $(0.3) million, $0.1 million, and $0.3 million, respectively.

In addition, Company employees participate in the Huntsman Corporate Pension Plan (the "Plan"), a trusteed, non-contributory, qualified defined benefit pension plan. The Plan covers substantially all full-time employees of the following member affiliates: Huntsman Corporation, Huntsman Chemical Corporation, Huntsman Petrochemical Corporation, Huntsman International Trading Corporation, Huntsman Purchasing, Ltd. and Huntsman Polymers Corporation. Huntsman Corporation, as the plan sponsor, reflects the costs of the Plan in accordance with SFAS 87 and directly allocates such costs to each of the participating employers.

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

The net pension liability included in the consolidated balance sheet of $3.0 million and $2.5 million at December 31, 2000 and 1999, respectively, represents the Company's allocated share of the Plan's overall pension liability.
Customary disclosures including a reconciliation of the projected benefits obligation to the balance sheet liability and the disclosure of component of net pension expense are not possible or meaningful under these circumstances. The Company's net pension cost was $2.3 million, $2.1 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The pension costs and pensions liability assumed a discount rate of 7.75%, 6.75%, and 6.75% and a rate of salary progression of 4.5%, 4.0% and 4.0% in 2000, 1999, and 1998, respectively. The weighted average expected rate of return on assets for 2000, 1999 and 1998 was 9.0%.

Postretirement Benefits Other than Pensions

The Company sponsors postretirement benefits other than the Pension Plans, such as health care and medical benefits. The Company reimburses retirees for these benefits but does not provide any additional funding for the postretirement benefits.

      Net postretirement benefit expense consists of the following (in thousands):

                                                   Year Ended           Year Ended          Year Ended
                                                   December 31,         December 31,        December 31,
                                                      2000                  1999               1998
                                                      ----                  ----               ----
           Service cost                              $  464                $  383             $  370
           Interest cost                                930                   655                650
           Net amortization and deferral                250                    78                 48
                                                     ------                ------             ------
           Net postretirement benefit expense        $1,644                $1,116             $1,068
                                                     ======                ======             ======

The following table sets forth the funded status of the postretirement benefits as of December 31, 2000 and 1999 (in thousands):

                                                                            2000                          1999
                                                                          -------                       -------
Change in Accumulated Postretirement Benefit Obligation

 Net benefit obligation at January 1                                      $10,752                       $ 8,621

 Service cost                                                                 464                           383

 Interest cost                                                                930                           655

 Actuarial (gain)/loss                                                      2,285                         1,688

 Benefits Payments (net of employee contributions)                           (766)                         (595)
                                                                          -------                       -------
 Net benefit obligation at December 31                                    $13,665                       $10,752
                                                                          =======                       =======
 Plan Assets                                                              $     -                       $     -
                                                                          =======                       =======

  Funded Status                              2000              1999
                                             ----              ----

  Funded status at December 31              13,665            10,752
  Unrecognized net actuarial gain              180             2,216
                                           -------           -------
  Balance sheet liability                  $13,845           $12,968
                                           =======           =======

In 2000 and 1999, in determining the value of postretirement benefit obligations, a discount rate of 7.75% was used; the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 9.0% in 2000, descending to 5.5% in 2004 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net benefit obligation as of December 31, 2000 by approximately $1.6 million and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 2000 by approximately $196,000. A one percentage-point decrease in the assumed health care cost trend rate for each year would decrease the net benefit obligation as of December 31, 2000 by approximately $1.4 million and would decrease the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 2000 by approximately $166,000.

(15)     RELATED PARTY TRANSACTIONS

Transactions between the Company and other related parties are summarized as follows (in thousands):

                                                                As of and          As of and
                                                                 for the            for the
                                                               Year Ended         Year Ended
                                                            December 31, 2000  December 31, 1999
                                                            -----------------  -----------------
Sales to:
          Huntsman Petrochemical Corporation                         $ 14,240           $ 12,687
          Huntsman Chemical Corporation and subsidiaries                    -                885
          Huntsman Expandable Polymers Corporation                         19                  -
          Huntsman Specialty Chemicals Corporation                          -              1,931
          Huntsman Corporation                                        443,282            347,103
          Huntsman International LLC                                   10,301              5,051
Trade accounts receivable from:
          Huntsman Corporation                                         40,790             37,427
          Huntsman Petrochemical Corporation                            1,836              2,362
          Huntsman International LLC                                    1,388                 70
Miscellaneous receivables from:
          Employee advances                                                11                 11
          Huntsman Polypropylene Corporation                              219                394
          Huntsman Chemical Corporation and subsidiaries                    -                  5
          Huntsman Expandable Polymers Corporation                          1                  -
          Huntsman Corporation                                              -                541
Product purchases from:
          Huntsman Petrochemical Corporation                            7,026              1,210

Interest on intercompany borrowings and capital lease:
          Huntsman Group Holdings Finance Company                      29,217             26,436
Accounts payable to:
          Huntsman Petrochemical Corporation                              414                308
Miscellaneous accounts payable to:
          Huntsman Chemical Corporation and subsidiaries                    -                 95
          Huntsman Petrochemical Corporation                            1,584                625
          Huntsman Corporation                                             32                  5
          Huntsman Corporation Belgium B.V.B.A.                             -                 74
Long-term debt payable to:
          Huntsman Group Holdings Finance Company                     240,329            250,360
Long-term capital lease payable to:
          Huntsman Group Holdings Finance Company
               (including accrued interest)                            63,835             59,735
Capital contribution from parent                                            -            105,000

(16)    CONTINGENCIES

Environmental Regulation

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

The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $9.7 million and $7.9 million in 2000 and 1999, respectively. The Company also spent approximately $4.5 million and $2.4 million relating to capital expenditures for environmentally related projects in 2000 and 1999, respectively. In 2001, the Company anticipates spending approximately $8.1 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $0.3 million for 2001. Environmental capital spending is estimated at $5.5 million for 2001. The Company expects to incur between $5 million and $7 million annually in capital spending to address the requirements of environmental laws.

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

The Company has approximately $6.1 million accrued in the December 31, 2000 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

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

As of December 31, 2000, the TNRCC has approved closure for 43 of the Odessa Facility solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing.

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

By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the startup and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine (which has been paid) and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The staff has now informally proposed a more substantial penalty covering a series of upsets over the period from 1998 through 2000. The Company will meet with the TNRCC staff within the next month to determine whether a settlement can be reached.

As a result of the start-up flaring during late December 1998 and January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Three such actions have been filed and one other has been threatened. One of the filed cases has been settled. That case involves more than 3,900 plaintiffs. The remaining filed cases involve a total of 187 claimants. The one case that has not been filed involves almost 300 claimants; a tentative settlement of that case has also been reached. Although Company lawyers believe that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

As a result of an EPA inspection of the Odessa Facility in April 1997 and follow-up information requests from EPA, an enforcement action has been threatened by the U.S. Department of Justice. Civil penalties in excess of $500,000 have been proposed by the government. The Company has met once with EPA and the Department of Justice to determine if an appropriate settlement can be reached. It is expected that additional settlement discussions will be held.

The Company is subject to federal and Texas air permitting regulations. Most plant operations are governed by existing air permits. Permitting of the remaining facilities is being conducted currently in preparation for upcoming federal air requirements associated with federal Clean Air Act Title V permits.

Other

In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $18.6 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of costs and fees. In February 2001, the arbitration panel issued its final award, giving S&B fees and costs in the amount of $3.7 million. The Company is appealing the award in state court in Texas, seeking reversal or modification of the award on grounds that it was based on erroneous conclusions of law. The Company accrued an amount in its December 31, 2000 balance sheet for the arbitration award based on evaluations provided by its outside legal counsel at the end of the year.

The Company is also a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(17)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2000 and 1999 is presented below. Amounts are presented in thousands:

                                                        For quarter ended:
            -----------------------------------------------------------------------------------------------------------------------
              December 31,    September 30,   June 30,      March 31,      December 31,     September 30,  June 30,       March 31,
                  2000           2000           2000           2000            1999              1999        1999            1999
            -----------------------------------------------------------------------------------------------------------------------
Net Sales         $175,667       $168,293     $163,342       $167,290       $155,217         $128,687      $112,094        $ 93,706

Gross Profit       (11,010)        (1,573)      12,052          7,790          6,584            3,241         2,701          (5,676)

Net loss           (20,776)       (14,628)      (3,583)        (6,771)        (9,563)          (5,888)       (8,057)        (11,567)