Form 10-Q
period 2001-03-31
HUNTSMAN POLYMERS CORP
filed 2001-05-15
CIK 829218

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                      OR
[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
    For the transition period from __________________ to __________________
Commission file number 1-9988

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


          At May 15, 2001, 1,000 Shares of Common Stock, par value $0.01 per Share, of Huntsman Polymers Corporation were outstanding.

================================================================================

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES


                      FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I.  FINANCIAL INFORMATION...............................................................................................     3
         Item 1.  Financial Statements.......................................................................................     3
           Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000................................     3
           Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (unaudited) .............     4
           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)  ............     5
           Notes to Consolidated Financial Statements .......................................................................     6
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   ...................    10
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................................    14

PART II. OTHER INFORMATION...................................................................................................    14
         Item 1.  Legal Proceedings..........................................................................................    14
         Item 6.  Exhibits and Reports on Form 8-K...........................................................................    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      (Unaudited)
                                                                    March 31, 2001     December 31, 2000
                                                                    ---------------    -----------------
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents                                          $        -            $        -
     Accounts and notes receivable, net                                     20,418                30,787
     Accounts and advances receivable - Affiliates                          37,083                44,245
     Inventories                                                            83,802                78,707
     Other current assets                                                    1,198                 1,317
     Deferred income taxes                                                  11,150                10,261
                                                                        ----------            ----------
      Total current assets                                                 153,651               165,317
Property, plant and equipment, net                                         880,508               895,355
Intangible assets, net                                                      43,973                44,858
Other noncurrent assets                                                     31,271                32,103
                                                                        ----------            ----------
     Total assets                                                       $1,109,403            $1,137,633
                                                                        ==========            ==========
                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable                                                   $   75,831            $   94,274
     Accounts payable - Affiliates                                           6,020                 2,030
     Accrued liabilities                                                    17,817                21,941
                                                                        ----------            ----------
      Total current liabilities                                             99,668               118,245
Long-term debt:
      Affiliates                                                           309,232               304,164
      Other                                                                174,882               174,882
Deferred income taxes                                                       68,163                85,053
Other noncurrent liabilities                                                33,354                32,517
                                                                        ----------            ----------
      Total liabilities                                                    685,299               714,861
                                                                        ----------            ----------

Stockholder's equity:
      Common Stock, par value $.01 per share; 1 million
        shares authorized and 1,000 issued and outstanding in
        2001 and 2000                                                            -                     -
      Additional paid-in capital                                           559,500               528,500
      Retained earnings (deficit)                                         (135,396)             (105,728)
                                                                        ----------            ----------
         Total stockholder's equity                                        424,104               422,772
                                                                        ----------            ----------
     Total liabilities and stockholder's equity                         $1,109,403            $1,137,633
                                                                        ==========            ==========



                See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended       Three Months Ended
                                               March 31, 2001           March 31, 2000
                                              ---------------           ---------------
                                                            (In thousands)
Revenues:
   Trade sales and services                       $  48,429               $ 50,745
   Affiliate sales                                   96,341                116,545
                                                  ---------               --------
Total revenues                                      144,770                167,290
Cost of goods sold                                  171,892                159,500
                                                  ---------               --------
Gross profit (loss)                                 (27,122)                 7,790
Expenses:
   Selling, general and administrative                7,411                  6,934
                                                  ---------               --------
Operating income (loss)                             (34,533)                   856
Interest expense, net:
   Affiliate interest                                (6,960)                (6,440)
   Other interest                                    (5,262)                (5,270)
Other income (expense)                                  (32)                   (66)
                                                  ---------               --------
Loss before income taxes                            (46,787)               (10,920)
Income tax benefit                                  (17,119)                (4,149)
                                                  ---------               --------
Net loss                                          $ (29,668)              $ (6,771)
                                                  =========               ========




          See accompanying notes to consolidated financial statements

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months             Three Months
                                                                         Ended                    Ended
                                                                    March 31, 2001           March 31, 2000
                                                                    --------------          ---------------
                                                                                (In thousands)
Operating Activities
Net loss                                                             $ (29,668)                 $ (6,771)
Reconciliation to net cash used in operations:
   Depreciation and amortization                                        18,083                    18,629
   Deferred income taxes                                               (17,779)                   (4,149)
   Amortization of debt issuance costs                                     217                       217
   Changes in operating working capital:
      Receivables                                                       17,531                    (3,281)
      Inventories                                                       (5,095)                   (2,278)
      Other current assets                                                 119                       932
      Accounts payable                                                 (14,453)                    8,604
      Other current liabilities                                         (4,124)                   (3,088)
      Deferred charges and other noncurrent assets                         832                       509
      Deferred credits and other noncurrent liabilities                    837                      (537)
                                                                      --------                   -------
Net cash provided by (used in) operating activities                    (33,500)                    8,787

Investing Activities

Capital expenditures of continuing operations                           (2,568)                   (4,299)
                                                                      --------                   -------
Net cash used in investing activities                                   (2,568)                   (4,299)

Financing Activities
Intercompany (repayment to) borrowing from parent                        5,068                    (4,488)
Proceeds of capital contribution by parent                              31,000                         -
                                                                     ---------                   -------
Net cash (used in) provided by financing activities                     36,068                    (4,488)

Increase (Decrease) in Cash and Cash Equivalents                             -                         -
Cash and Cash Equivalents at Beginning of Period                             -                         -
                                                                     ---------                  --------
Cash and Cash Equivalents at End of Period                           $       -                  $      -
                                                                     =========                  ========

Supplemental Cash Flow Information
Cash paid for interest                                               $       -                  $     41
Cash paid for income taxes                                           $       -                  $      -



          See accompanying notes to consolidated financial statements

                HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Summary of Significant Accounting Policies

Description of Business

     Huntsman Polymers Corporation and its subsidiaries (collectively, the "Company"), manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), and styrene.

Interim Financial Statements

     The interim consolidated financial statements of the Company are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2000 Annual Report on Form 10-K.

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

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

Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Environmental Expenditures

     Environmental related restoration and remediation costs and governmental assessments are recorded as liabilities and expensed when site restoration and environmental remediation and clean-up and assessment obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

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

2.  Inventories

      Inventories consist of the following (in thousands):

                                                                    March 31, 2001               December 31, 2000
                                                                -----------------------      --------------------------

         Raw materials                                                          $14,696                         $17,551
         Work in progress                                                        11,119                           8,249
         Finished goods                                                          57,987                          52,907
                                                                -----------------------      --------------------------
Total                                                                           $83,802                         $78,707
                                                                =======================      ==========================

3.   Property, Plant and Equipment

         The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                                        March 31, 2001                     December 31, 2000
                                                                ----------------------------      --------------------------------
         Property, plant and equipment                                            $1,076,265                            $1,073,697
         Less accumulated depreciation                                              (195,757)                             (178,342)
                                                                ----------------------------      --------------------------------
         Property, plant and equipment, net                                       $  880,508                            $  895,355
                                                                ============================      ================================

4.   Intangible Assets

     Intangible assets, net of accumulated amortization, are (in thousands):

                                                                        March 31, 2001                     December 31, 2000
                                                                --------------------------         -------------------------------
         Debt issuance costs                                                     $ 7,173                                  $ 7,173
         Less accumulated amortization                                            (4,644)                                  (4,427)
                                                              --------------------------          -------------------------------
           Total debt issuance costs                                               2,529                                    2,746
                                                              --------------------------          -------------------------------

         Goodwill                                                                 42,406                                   42,406
         Less accumulated amortization                                            (7,563)                                  (7,035)
                                                              --------------------------           ------------------------------
           Total goodwill                                                         34,843                                   35,371
                                                              --------------------------           ------------------------------

         Other intangible assets                                                    7,973                                   7,973
         Less accumulated amortization                                             (1,372)                                 (1,232)
         Total other intangible assets                                              6,601                                   6,741
                                                               --------------------------          ------------------------------
         Intangible assets, net                                                   $43,973                                 $44,858
                                                               ==========================          ==============================


5.   Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                    March 31, 2001              December 31, 2000
                                                                ----------------------      -------------------------
Affiliates:
       Intercompany borrowings                                                $244,372                       $240,329
       Capital lease - Affiliate                                                64,860                         63,835
                                                                ----------------------      -------------------------
           Total affiliates                                                    309,232                        304,164
Other - 11 3/4% Senior Notes due 2004                                          174,882                        174,882
                                                                ----------------------      -------------------------
        Total                                                                 $484,114                       $479,046
                                                                ======================      =========================

6. Contingencies

Environmental Regulation

     The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory requirements, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities, or which it may have disposed of at facilities operated by third parties.

     On the basis of reasonable investigation and analysis, management believes that the approximately $6.1 million accrued in the March 31, 2001 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa, Texas facility, the Company's primary manufacturing location. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of March 31, 2001, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 51 of the plant's solid waste management units.

TNRCC Flare Investigation

       By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. A draft Agreed Order with a proposed $15,000 penalty was sent by the TNRCC to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine paid and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the Commission, Odessa residents attending the hearing opposed its entry. The Commission remanded the matter back to the Commission staff for further consideration. The staff has now informally proposed a $237,000 penalty covering a series of upsets over the period from 1998 through 2000. The Company, in a written submission to the TNRCC, has taken issue with the appropriateness, both factually and legally, of the proposed penalty. Further negotiations are anticipated.

       As a result of the start-up flaring during late December 1998 and January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Three such actions have been filed and one other has been threatened. One of the filed cases has been settled. That case involved more than 3,900 plaintiffs. The remaining filed cases involve a total of 187 claimants. The one case that has not been filed involves almost 300 claimants; a tentative settlement of that case has also been reached. Although Company lawyers believe that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

Other Matters

       As a result of an EPA inspection of the Odessa Facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the U.S. Department of Justice. Civil penalties of approximately $600,000 have been proposed by the government. The Company has met once with EPA and the Department of Justice to determine if an appropriate settlement can be reached. It is expected that additional settlement discussions will be held.

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company is appealing the award in state court in Texas, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. A hearing on the appeal is scheduled for June 21, 2001. The Company has accrued $22 million for the arbitration award based in part on evaluations provided by its outside legal counsel.

     The Company continually reviews its estimates of potential environmental and other contingent liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     The Company manufactures products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including LDPE and LLDPE), polypropylene, APAO and styrene.

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

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues

     The Company's revenue decreased $22.5 million to $144.8 million for the three months ended March 31, 2001 from $167.3 million for the same period in 2000. The major factors contributing to the decrease in revenue were reduced sales volumes in all major product lines except olefins. The lower sales volumes resulted from new capacity additions and the effects of a slowing U.S. economy, as well as a continued weakening demand in Asia. Polyethylene revenue decreased $11.8 million to $66.2 million, primarily due to a volume decrease of
13.2 percent. Styrene revenue decreased $11.1 million to $17.2 million, due primarily to a volume decrease of 41.2 percent. Polypropylene revenue decreased $3.9 million to $19.4 million, as a result of a volume decrease of 13.8 percent.

Olefins revenue increased $6.7 million to $35.7 million, primarily due to a price increase of 20.2 percent caused by increased raw material costs.

Gross Profit (Loss)

      The Company's gross profit decreased $34.9 million to a loss of $27.1 million for the three months ended March 31, 2001 from profit of $7.8 million for the same period in 2000. The decrease in gross profit is due mainly to the significant rise in raw material and energy costs. Olefins gross profit decreased $13.4 million to a loss of $8.9 million, polyethylene gross profit decreased $12.2 million to a loss of $8.5 million, polypropylene gross profit decreased $4.3 million to a loss of $2.7 million, and styrene gross profit decreased $4.0 million to a loss of $6.3 million.

Selling, General and Administrative

      The Company's selling, general and administrative expenses remained relatively consistent for the three months ended March 31, 2001 as compared to the same period in 2000.

Affiliate Interest

      The Company's affiliate interest remained relatively consistent for the three months ended March 31, 2001 as compared to the same period in 2000.

Income Tax Benefit

      The Company's income tax benefit increased $13.0 million to $17.1 million for the three months ended March 31, 2001 from $4.1 million in the same period in 2000, due to decreased operating results for the reasons stated above.

Net Loss

      The Company's net loss increased $22.9 million to $29.7 million for the three months ended March 31, 2001 from $6.8 million for the same period in 2000. The decrease is a result of the reasons stated above.

Liquidity and Capital Resources

      Net cash used in operating activities for the three months ended March 31, 2001 was $33.5 million, as compared to $8.8 million provided by operating activities in the same period in 2000. This increase is attributable to a larger net loss and a net increase in working capital during the 2001 period.

      Net cash used in investing activities for the three months ended March 31, 2001 was $2.6 million, as compared to $4.3 million for the same period in 2000. This decrease is attributable to a decrease in capital expenditures in the 2001 period.

      Net cash provided by financing activities for the three months ended March 31, 2001 was $36.1 million, as compared to net cash used of $4.5 million for the same period in 2000. The increase was primarily attributable to a net increase in intercompany borrowings and capital contributions from the Company's parent during the 2001 period, as compared to repayment of intercompany borrowings during the 2000 period.

      The Company maintains an intercompany loan agreement (the "Intercompany Loan Agreement") with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As of March 31, 2001, the Company owed $244.4 million under the Intercompany Loan Agreement. Subject to certain terms and conditions, the Company may borrow additional amounts under the
Intercompany Loan Agreement.   The

Company has guaranteed on a secured basis, subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11 3/4% Senior Notes (the "Senior Notes"), Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

      Huntsman Corporation and its lenders are currently discussing amendments to the credit documents governing its senior secured borrowings which would modify the financial covenants in those credit documents. As of May 15, 2001 Huntsman Corporation is not in compliance with certain of those financial covenants. If the amendments are not approved, and if Huntsman Corporation's lenders do not permit continued borrowings, then Huntsman Corporation may no longer be able to provide funds to the Company under the Intercompany Loan Agreement. Until such amendments are effected, Huntsman Corporation's lenders could pursue their remedies including acceleration of the senior secured borrowings, which would also cause an acceleration of the Company's obligations under the Intercompany Loan Agreement. This would constitute an event of default under the Senior Notes. The Company could also be required to make payment to Huntsman Corporation's lenders pursuant to the Company's guaranty of the senior secured borrowings. While there can be no assurance that approval of the amendments will be obtained, Huntsman Corporation believes that the amendments will be approved by its lenders.

      Capital expenditures for the three months ended March 31, 2001 were $2.6 million, a decrease of $1.7 million as compared to the same period in 2000. The Company expects to spend approximately $10 million during the balance of 2001 on capital projects.

      The Company believes that, based on current levels of operation and anticipated growth, its cash flow from operations, together with other available sources of liquidity, will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures, to make other payments, including the arbitration award in the S&B lawsuit discussed in Part II, Item 1 below, and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and continued borrowing availability under the Intercompany Loan Agreement.

      A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.1 million accrued in the March 31, 2001 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

Recent Events

      On April 23, 2001 the Company announced the closure of its styrene production unit located at its Odessa, Texas manufacturing facility. In conjunction with the shutdown, the Company also announced an initiative to restructure and eliminate costs at the site. It is estimated that between 100 and 120 jobs will be eliminated. A one-time charge related to these efforts will be recorded in the second quarter of this year. The cash component of the one-time charge is expected to be $15 million to $20 million, which will be disbursed over the next six to nine months.

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

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon its current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

         12.  Changes in economic conditions

         13.  Changes in management or control of the Company

         14. Changes in accounting principles and/or the application of such principles to the Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. The Company also has market risk with respect to $175 million of its 11 3/4% Senior Notes due 2004. The market value of this debt was $164 million and $134 million on March 31, 2001 and December 31, 2000, respectively. The senior notes are redeemable at prices up to 105.875% of par value through 2004.

         The Company's exposure to foreign currency market risk is minimal since sales prices are typically denominated in U.S. dollars. The Company's exposure to changing commodity prices is also minimal since substantially all raw material is acquired at posted or market related prices, and sales prices for finished products are generally at market related prices, rather than fixed-price long-term contracts.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company is appealing the award in state court in Texas, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. A hearing on the appeal is scheduled for June 21, 2001. The Company has accrued $22 million for the arbitration award based in part on evaluations provided by its outside legal counsel.

         The Company is a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits

                   N/A

         (b)       Reports Submitted on Form 8-K:

                   There were no reports submitted on Form 8-K during the first quarter of 2001.

     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HUNTSMAN POLYMERS CORPORATION
                              Registrant

                                  /s/ J. Kimo Esplin
Date: May 15, 2001            By: ------------------
                                     J. Kimo Esplin
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Authorized Signatory and Principal
                                     Financial and Accounting Officer)