Form 10-Q
period 2001-06-30
HUNTSMAN POLYMERS CORP
filed 2001-08-14
CIK 829218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________


                          Commission file number 1-9988


                          HUNTSMAN POLYMERS CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                         75-2104131
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                                500 Huntsman Way
                           Salt Lake City, Utah 84108
                                 (801) 584-5700

         (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___
   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 14, 2001, 1,000 shares of the Common Stock, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding.

================================================================================

                          HUNTSMAN POLYMERS CORPORATION
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION......................................................................................  3
         Item 1.   Financial Statements.............................................................................  3
                   Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000................  3
                   Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000
                   (unaudited)......................................................................................  4
                   Consolidated Statements of Stockholder's Equity for the Six Months Ended June 30, 2001
                   (unaudited)......................................................................................  5
                   Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
                   (unaudited)......................................................................................  6
                   Notes to Consolidated Financial Statements.......................................................  7
         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 12
         Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 19
PART II - OTHER INFORMATION......................................................................................... 20
         Item 1.   Legal Proceedings................................................................................ 20
         Item 6.   Exhibits and Reports on Form 8-K................................................................. 20

                         PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                  June 30, 2001
                                                                   (Unaudited)          December 31, 2000
                                                                   -----------          -----------------
                              ASSETS
                              ------
         Current assets:
              Cash and cash equivalents                           $          -              $           -
              Accounts and notes receivable, net                        18,247                     30,787
              Accounts and advances receivable -
                  Affiliates                                            29,780                     44,245
              Inventories                                               81,897                     78,707
              Other current assets                                         333                      1,317
              Deferred income taxes                                     12,365                     10,261
                                                                  ------------              -------------
                  Total current assets                                 142,622                    165,317
         Properties, plant and equipment, net                          857,758                    895,355
         Intangible assets, net                                         43,038                     44,858
         Other noncurrent assets                                        30,346                     32,103
                                                                  ------------              -------------
                  Total assets                                    $  1,073,764              $   1,137,633
                                                                  ============              =============

                          LIABILITIES AND
                          ---------------
                       STOCKHOLDER'S EQUITY
                       --------------------
         Current liabilities:
              Accounts payable                                    $     63,819              $      94,274
              Accounts payable - Affiliates                                923                      2,030
              Accrued liabilities                                       25,245                     21,941
              Current portion of long-term debt - Affiliates           280,334                          -
                                                                  ------------              -------------
                  Total current liabilities                            370,321                    118,245
         Long-term debt:
              Affiliates                                                65,885                    304,164
              Other                                                    174,882                    174,882
         Deferred income taxes                                          45,087                     85,053
         Other noncurrent liabilities                                   33,118                     32,517
                                                                   -----------              -------------
                  Total liabilities                                    689,293                    714,861
                                                                   -----------              -------------

         Stockholder's equity:
              Common Stock, par value $0.01 per share; 1
              million shares authorized and 1,000 shares
              issued and outstanding in 2001 and 2000                        -                          -
              Additional paid-in capital                               559,500                    528,500
              Retained earnings (deficit)                             (175,029)                  (105,728)
                                                                   -----------              -------------
                  Total stockholder's equity                           384,471                    422,772
                                                                   -----------              -------------

                  Total liabilities and stockholder's equity       $ 1,073,764              $   1,137,633
                                                                   ===========              =============

          See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars In Thousands)
------------------------------------------------------------------------

                                             Three Months         Three Months         Six Months             Six Months
                                                 Ended               Ended               Ended                  Ended
                                             June 30, 2001       June 30, 2000        June 30, 2001         June 30, 2000
                                             -------------       -------------        -------------         -------------
Revenues:
     Trade sales and services                $    34,386         $     47,409         $       82,815        $     98,154
     Affiliate sales                              90,908              115,933                187,249             232,478
                                             -----------         ------------         --------------        ------------
Total revenues                                   125,294              163,342                270,064             330,632
Cost of goods sold                               141,076              151,290                312,968             310,790
                                             -----------         ------------         --------------        ------------
Gross profit                                     (15,782)              12,052                (42,904)             19,842
Selling, general and administrative                6,769                6,373                 14,180              13,307
Plant closing/restructuring costs                 29,847                    -                 29,847                   -
                                             -----------         ------------         --------------        ------------
Operating income (loss)                          (52,398)               5,679                (86,931)              6,535
Interest expense, net:
     Affiliate interest                           (6,119)              (6,755)               (13,079)            (13,195)
     Other interest                               (5,263)              (5,199)               (10,525)            (10,469)
Other income (expense)                              (144)                   9                   (176)                (57)
                                             -----------         ------------         --------------        ------------
Net loss before income taxes                     (63,924)              (6,266)              (110,711)            (17,186)
Income tax benefit                               (24,291)              (2,683)               (41,410)             (6,832)
                                             -----------         ------------         --------------        ------------
Net loss                                     $   (39,633)        $     (3,583)        $      (69,301)       $    (10,354)
                                             ===========         ============         ==============        ============

          See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Dollars and Shares In
----------------------------------------------------------------------
Thousands)
----------

                                                                                      Retained
                                                Common Stock           Paid-in        Earnings
                                             Shares      Amount        Capital       (Deficit)           Total
                                             ------      ------        -------        -------           ------

     Balance, January 1, 2001                     1          -       $  528,500      $ (105,728)       $  422,772

     Capital contribution from parent             -          -           31,000               -            31,000

     Net loss                                     -          -                -         (69,301)          (69,301)
                                           --------   --------         --------      ----------        ----------
     Balance, June 30, 2001                       1          -          559,500        (175,029)          384,471

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                   Six Months              Six Months
                                                                      Ended                   Ended
                                                                  June 30, 2001           June 30, 2000
                                                                  -------------           -------------
         Operating Activities
         Net loss                                               $         (69,301)      $         (10,354)
         Reconciliation to net cash used in operations:
              Depreciation and amortization                                36,072                  36,486
              Deferred income taxes                                       (42,070)                 (6,832)
              Amortization of debt issuance costs                             434                     434
              Gain on sale of property                                          -                  (1,820)
              Retirement of fixed assets                                    8,989                       -
              Changes in operating working capital:
                  Receivables                                              27,005                   1,869
                  Inventories                                              (3,190)                (11,016)
                  Other current assets                                        984                   1,850
                  Accounts payable                                        (31,562)                  1,086
                  Other current liabilities                                 3,304                  (5,987)
                  Deferred charges and other noncurrent
                  assets                                                    1,757                  (1,620)
                  Deferred credits and other noncurrent
                  liabilities                                                 601                  (1,226)
                                                                -----------------       -----------------
         Net cash provided by (used in) operations                        (66,977)                  2,870

         Investing Activities
         Proceeds of sale of property                                         577                   4,000
         Capital expenditures                                              (6,655)                 (9,188)
                                                                -----------------       -----------------
         Net cash used in investing activities                             (6,078)                 (5,188)

         Financing Activities
         Intercompany borrowing from parent                                42,055                   2,318
         Proceeds of capital contribution by parent                        31,000                       -
                                                                -----------------       -----------------
         Net cash provided by financing activities                         73,055                   2,318

         Increase (Decrease) in Cash and Cash Equivalents
                                                                                -                       -
         Cash and Cash Equivalents at Beginning of Period
                                                                                -                       -
                                                                -----------------       -----------------
         Cash and Cash Equivalents at End of Period             $               -       $               -
                                                                =================       =================

         Supplemental Cash Flow Information
         Cash paid for interest                                 $          10,275       $          10,274
         Cash paid (refunded) for income taxes                  $               -       $            (430)

          See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Description of Business

       Huntsman Polymers Corporation and its subsidiaries (collectively, the "Company") manufacture products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), and, until April 23, 2001, styrene.

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

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Depreciation is provided utilizing the straight line method over the estimated useful lives of the assets. Plant and equipment have useful lives ranging from 3 to 15 years, and buildings have useful lives ranging from 15 to 20 years. Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired. Interest costs are capitalized as part of major construction projects. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

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

       Environmental Expenditures

       Environmental related restoration and remediation costs and governmental assessments are recorded as liabilities and expensed when site restoration and environmental remediation, clean-up and assessment obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures, which are principally maintenance or preventative in nature, are recorded when expended and are expensed or capitalized as appropriate.

         New Accounting Standards

       On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an effect on the Company's financial position as the financial instruments and other contracts held by and entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.

       Income (Loss) per Share

       Income (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single non-public shareholder.

2.     INVENTORIES

       Inventories consist of the following (in thousands):

                                                                  June 30, 2001         December 31, 2000
                                                                  -------------         -----------------
         Raw materials                                          $          14,338       $          17,551
         Work in progress                                                  12,041                   8,249
         Finished goods                                                    55,518                  52,907
                                                               ------------------      ------------------
         Total                                                  $          81,897       $          78,707
                                                               ==================      ==================

3.     PROPERTY, PLANT AND EQUIPMENT

       The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                                                  June 30, 2001         December 31, 2000
                                                                  -------------         -----------------
         Land                                                   $           3,730       $           3,730
         Buildings                                                        172,953                 172,831
         Plant and equipment                                              886,093                 889,866
         Construction in progress                                           6,976                   7,270
                                                               ------------------      ------------------
                                                                        1,069,752               1,073,697
         Less accumulated depreciation                                   (211,994)               (178,342)
                                                               ------------------      ------------------
         Property, plant and equipment, net                     $         857,758       $         895,355
                                                               ==================      ==================

4.     LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                                       June 30, 2001        December 31, 2000
                                                                       -------------        -----------------
         Affiliates:
              Intercompany borrowings                                 $        280,334      $         240,329
              Capital lease - Affiliate                                         65,885                 63,835
                                                                     -----------------     ------------------
                  Total affiliates                                             346,219                304,164
              Less:  Current portion of long-term debt-Affiliate               280,334                      -
                                                                     -----------------     ------------------
                  Total long-term debt - Affiliate                              65,885                304,164
         Other - 11-3/4% Senior Notes due 2004                                 174,882                174,882
                                                                     -----------------     ------------------
              Total                                                   $        174,882      $         479,046
                                                                     =================     ==================

       As of August 14, 2001, Huntsman Corporation, the parent of Huntsman Polymers Holdings Corporation (the Company's sole shareholder), is not in compliance with certain financial covenants contained in its senior secured credit facilities (the "Credit Facilities"), and, as a result, is not able to borrow under the Credit Facilities. Huntsman Corporation and its lenders are currently discussing amendments to the credit documents governing the Credit Facilities, which would modify the financial covenants in those credit documents. Until such amendments are effected, Huntsman Corporation's lenders could pursue their remedies including acceleration of the senior secured borrowings, which would also cause an acceleration of the Company's obligations under an intercompany loan agreement (the "Intercompany Loan Agreement") the Company maintains with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. This would constitute an event of default under the Senior Notes. The Company could also be required to make payment to Huntsman Corporation's lenders pursuant to the Company's guaranty of the senior secured borrowings, and, as a result, the Company has reclassified the Intercompany borrowings portion of Affiliate debt to a current liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

5.     INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, are (in thousands):

                                                                  June 30, 2001         December 31, 2000
                                                                  -------------         -----------------
         Debt issuance costs                                    $           7,173       $           7,173
         Less accumulated amortization                                     (4,861)                 (4,427)
                                                               ------------------      ------------------
              Total debt issuance costs                                     2,312                   2,746
                                                               ------------------      ------------------

         Goodwill                                                          42,406                  42,406
         Less accumulated amortization                                     (8,090)                 (7,035)
                                                               ------------------      ------------------
              Total goodwill                                               34,316                  35,371
                                                               ------------------      ------------------

         Other intangible assets                                            7,973                   7,973
         Less accumulated amortization                                     (1,563)                 (1,232)
                                                               ------------------      ------------------
              Total other intangible assets                                 6,410                   6,741
                                                               ------------------      ------------------
         Intangible assets, net                                 $          43,038       $          44,858
                                                               ==================      ==================

6.     CONTINGENCIES

       Environmental Regulation

       The Company and the industry in which it competes are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that, in light of its historical expenditures and expected future results of operations, it will have adequate resources to conduct its operations in compliance with currently applicable environmental and health and safety laws and regulations. However, in order to comply with changing facility permitting and regulatory requirements, the Company may be required to make additional significant site or operational modifications that are not currently contemplated. Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials.

       On the basis of reasonable investigation and analysis, management believes that the approximately $6.1 million accrued in the June 30, 2001 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa, Texas facility, the Company's primary manufacturing location (the "Odessa Facility"). Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of June 30, 2001, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 55 of the plant's solid waste management units.

       TNRCC Flare Investigation

       By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 or early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa Facility. A draft Agreed Order with a proposed $15,000 penalty was sent by the TNRCC to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine paid and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the TNRCC, Odessa residents attending the hearing opposed its entry. The TNRCC remanded the matter back to its staff for further consideration. The staff has now informally proposed a $154,000 penalty covering a series of upsets over the period from 1998 through 2000. The Company, in a written submission to the TNRCC, has taken issue with the appropriateness, both factually and legally, of the proposed penalty. Negotiations to resolve this matter are ongoing.

       As a result of the start-up flaring during late December 1998 and January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Six such actions have been filed. Three of the cases, involving over 4,200 plaintiffs, have been settled as of August 14, 2001; an amount was reserved for the settlements in the third quarter of 2000. Although the Company lawyers believe that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

       Other Matters

       As a result of a United States Environmental Protection Agency ("EPA") inspection of the Odessa Facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the U.S. Department of Justice and civil penalties in the amount of $475,000 have been proposed by the government to resolve the matter. The Company is continuing to negotiate with EPA and the Department of Justice in an attempt to reach settlement.

       As a result of a third-party environmental audit of the Odessa operations starting in November 2000, the Company has voluntarily disclosed to EPA and the TNRCC certain potential violations of environmental law. EPA and the TNRCC are presently evaluating those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. It is possible that civil penalties will be assessed by one or both of these agencies as a result of the disclosures.

       In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company is appealing the award in Texas state court, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. A hearing on the appeal was held on June 21, 2001, but no decision has been rendered. Settlement discussions are continuing between the parties. The Company has accrued $22 million for the arbitration award based in part on evaluations provided by its outside legal counsel.

       The Company continually reviews its estimates of potential environmental and other contingent liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company.

7.     PLANT CLOSING/RESTRUCTURING COSTS

       The Company incurred plant closing/restructuring costs of $29.8 million during the three months ended June 30, 2001 resulting from the closure of its styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. Management anticipates that the closure and restructuring program, which began in the second quarter of 2001 and should be substantially completed in the third quarter of 2001, together will result in the reduction of approximately 97 regular employees across all business functions and operating units. When the program is fully implemented, the Company expects annualized pretax savings in operating expenses of approximately $20.0 million. The Company expects to complete implementation of the program by the end of 2001.

8.     SUBSEQUENT EVENT

       On July 31, 2001, the Company announced the restructuring of its maintenance and technical service functions. It is estimated that approximately 70 jobs will be eliminated. A one-time charge related to these efforts will be recorded in the third quarter of this year. The cash component of the one-time charge is expected to be approximately $4 million, which will be disbursed over the remainder of the year and during the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

       The Company manufactures certain chemical products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO") and, until April 23, 2001, styrene.

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

Subsequent Event

         On July 31, 2001, the Company announced the restructuring of its maintenance and technical service functions. It is estimated that approximately 70 jobs will be eliminated. A one-time charge related to these efforts will be recorded in the third quarter of this year. The cash component of the one-time charge is expected to be approximately $4 million, which will be disbursed over the remainder of the year and during the first quarter of 2002.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

       Revenues

       The Company's revenues decreased $38.0 million to $125.3 million for the three months ended June 30, 2001 from $163.3 million for the same period in 2000. The major factors contributing to the decrease in revenues were lower sales prices and volumes in essentially all the Company's product lines. The lower sales volumes and prices were the outcome of weak economic conditions, both domestically and in Asia, combined with excess capacity in the industry as well as high inventories both at producers' levels and in terms of finished goods. Styrene sales revenue decreased $13.7 million to $14.5 million due to the permanent closure of the styrene plant and the liquidation of the existing inventory. Polyethylene sales revenue decreased $19.6 million to $59.5 million due to weak domestic demand and high customer inventory levels. Average polyethylene selling prices decreased 11.4%, and volumes decreased by 15.1%, affected by low demand combined with excess supply and falling raw material costs. Polypropylene sales revenue decreased $4.3 million to $18.4 million due to 5.9% lower sales volumes and a 13.8% decrease in the average sales price resulting mainly from lower sales prices in the export market.

       Gross Profit (Loss)

       The Company's gross profit decreased $27.9 million to a loss of $15.8 million for the three months ended June 30, 2001 from profit of $12.1 for the same period in 2000. The decrease in gross profit was due to higher raw material costs, which the Company was not able to completely pass on to customers, as well as higher per-unit manufacturing costs; the latter resulted from the lowering of production rates in an effort to keep inventory levels in check due to poor demand as well as factors described above.

       Selling, General and Administrative

       The Company's selling, general and administrative expenses remained relatively consistent for the three months ended June 30, 2001 as compared to the same period in 2000, which reflects the relatively fixed nature of these costs.

       Plant Closing/Restructuring Costs

       The Company incurred a charge of $29.8 million during the three months ended June 30, 2001 resulting from the closure of its styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The closure and restructuring program will be utilized by the Company to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses and improve efficiency in light of macroeconomic and capital spending issues affecting the petrochemical industry. The restructuring program includes a workforce reduction at the Odessa Facility, consolidation of excess facilities and restructuring of certain business functions.

       When the restructuring program is fully implemented, the Company expects pretax savings in operating expenses will approximate $20.0 million on an annualized basis. The following paragraphs provide detailed information relating to the restructuring costs and other special charges and provisions for inventory which were recorded in the second quarter of 2001.

       Management anticipates that the restructuring program will result in the reduction of approximately 97 regular employees across all business functions and operating units. The workforce reductions started in the second quarter of 2001 and will be substantially completed in the third quarter of 2001. The Company recorded a workforce reduction charge of approximately $5.7 million relating primarily to severance and fringe benefits. In addition, the number of temporary and contract workers employed by the Company will also be reduced.

       The Company recorded a charge of $3.6 million relating to the decommissioning of the styrene production unit and other special charges. The decommissioning includes the isolation, dismantling and demolition of styrene unit structures. The Company also recorded a restructuring charge of approximately $5.4 million for non-cancelable lease costs relating to styrene railcar rental and cleaning. Property and equipment that was disposed of or removed from operations resulted in a charge of $9.3 million and consisted primarily of production equipment. A provision for miscellaneous raw material, chemical and supply inventories (inventories that became unusable upon closure of the styrene facility) of $5.3 million was recorded. The Company also recorded other restructuring costs and special charges of $0.6 million.

       The restructuring cost and other special charges are recorded on the balance sheet in accrued liabilities. A summary of the these costs is outlined as follows (dollars in thousands):

                                                                                              Restructuring
                                            Total           Non-Cash           Cash           Liabilities at
                                           Charge            Charges         Payments         June 30, 2001
                                         ------------     --------------    ------------     -----------------
Work force reduction                      $    5,681       $        --       $    4,361           $     1,320
Styrene unit decommissioning                   3,601                --              --                  3,601
Non-cancelable lease costs                     5,409                --              399                 5,010
Property and equipment                         9,297              8,989             --                    308
Provision for liquidation of inventory         5,299              2,779           1,635                   885
Other charges                                    560                --              504                    56
                                         -----------      -------------     -----------      ----------------
Total restructuring costs                 $   29,847       $     11,768      $    6,899           $    11,180

Remaining cash expenditures relating to workforce reductions and completion of sales agreements will be substantially paid in the third quarter of 2001. The Company expects to complete implementation of its restructuring program by the end of 2001.

       Affiliate Interest

       The Company's affiliate interest for the three-month period ended June 30, 2001 was $6.1 million as compared to $6.8 million for the same period in 2000. The average amount outstanding was $65.4 million and $262.4 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2001 period. The average amount outstanding was $61.3 million and $247.7 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2000 period. The average interest rate was 7.83% and 8.33% for the affiliate capital lease and intercompany borrowing, respectively, for this 2001 period. The average interest rate was 10.08% for both the affiliate capital lease and intercompany borrowing for this 2000 period.

       Income Tax Benefit

       The Company's income tax benefit increased $21.6 million to $24.3 million for the three months ended June 30, 2001 from $2.7 million in the same period in 2000, due to decreased operating results for the reasons stated above.

       Net Loss

       The Company's net loss increased $36.0 million to $39.6 million for the three months ended June 30, 2001 from $3.6 million for the same period in 2000. The increase is a result of the reasons stated above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

       Revenues

       The Company's revenues decreased $60.5 million to $270.1 million for the six months ended June 30, 2001 from $330.6 million for the same period in 2000, primarily due to decreases in sales prices and volumes. Polyethylene sales revenue decreased $31.3 million to $125.6 million, due to a 3.4 cents per pound decrease in the average sales price and a decrease in sales volume of 14.1% as polyethylene demand remained weak and industry operating rates were reported running in the low 90% level. Styrene sales decreased $24.7 million to $31.7 million due to a decrease in sales volume of 49.4% resulting from the closure of the styrene plant. Polypropylene sales decreased $8.1 million to $37.8 million due to a decrease in the average sales price of 4.0 cents and a decrease in sales volume of 10.1%. Olefin sales increased $7.9 million to $60.8 million, primarily due to an increase in volume of feedstock sales.

       Gross Profit

       The Company's gross profit decreased $62.7 million to a loss of $42.9 million for the six months ended June 30, 2001 from profit of $19.8 million for the same period in 2000. The decrease in gross profit was due to higher raw material costs, which the Company was not able to completely pass on to customers, as well as higher per-unit manufacturing costs; the latter resulted from the lowering of production rates in an effort to keep inventory levels in check due to poor demand as well as factors described above.

       Selling, General and Administrative

       The Company's selling, general and administrative expenses remained relatively consistent for the six months ended June 30, 2001 as compared to the same period in 2000, which reflects the relatively fixed nature of these costs.

       Plant Closing/Restructuring Costs

       The Company incurred a charge of $29.8 million during the six months ended June 30, 2001 resulting from the closure of its styrene production unit and the concurrent cost restructuring and elimination initiative described in the Plant Closing/Restructuring Costs paragraph of the Three Months comparison above.

       Affiliate Interest

       The Company's affiliate interest remained relatively consistent for the six months ended June 30, 2001 as compared to the same period in 2000. The average amount outstanding was $64.9 million and $260.3 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2001 period. The average amount outstanding was $60.8 million and $250.5 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2000 period. The average interest rate was 8.54% and 9.04% for the affiliate capital lease and intercompany borrowing, respectively, for this 2001 period. The average interest rate was 9.79% for both the affiliate capital lease and intercompany borrowing for this 2000 period.

        Net Loss

       The Company's net loss increased $58.9 million to $69.3 million for the six months ended June 30, 2001 from $10.4 million for the same period in 2000. The increase is a result of the reasons stated above.

Liquidity and Capital Resources

       Net cash used in operating activities for the six months ended June 30, 2001 was $67.0 million, as compared to $2.9 million provided by operating activities in the same period in 2000. This increase was attributable to a larger net loss which occurred during the 2001 period, partially offset by non-cash charges related to the retirement of fixed assets and a reduction in cash used in working capital. The decrease in cash used in working capital was primarily due to a $25.1 million increase in cash provided by receivables and a $11.2 million decrease in cash used in inventories and other noncurrent assets, partially offset by a $23.4 million increase in cash used for accounts payable and other current liabilities.

       Net cash used in investing activities for the six months ended June 30, 2001 was $6.1 million, as compared to $5.2 million for the same period in 2000. This increase was attributable to a decrease in the proceeds from the sale of property, partially offset by a decrease in capital expenditures.

       Net cash provided by financing activities for the six months ended June 30, 2001 was $73.1 million, as compared to $2.3 million for the same period in 2000. The increase was primarily attributable to a net increase in the level of intercompany borrowings and capital contributions from the Company's parent during the 2001 period, as compared to the 2000 period.

       Capital expenditures for the six months ended June 30, 2001 were $6.7 million, a decrease of $2.5 million as compared to the same period in 2000. The Company expects to spend approximately $6 million during the balance of 2001 on capital projects.

       A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, a number of potential environmental costs relate to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.1 million accrued in the June 30, 2001 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there is no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa manufacturing location which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

       As of June 30, 2001, the Company owed $280.3 million under the Intercompany Loan Agreement. Subject to certain terms and conditions and at the sole discretion of Huntsman Corporation, the Company may in the future borrow additional amounts under the Intercompany Loan Agreement. Availability of further advances under the Intercompany Loan Agreement is highly dependent upon Huntsman Corporation's continued access to the Credit Facilities as well as Huntsman Corporation's cash flow from operations, capital expenditure requirements and debt service obligations and is subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11-3/4% Senior Notes (the "Senior Notes"). In addition, also subject to the limitations imposed by the Indenture, the Company has guaranteed on a secured basis Huntsman Corporation's senior secured borrowings on a pari passu basis with substantially all of Huntsman Corporation's domestic subsidiaries.

       As of August 14, 2001, Huntsman Corporation is not in compliance with certain financial covenants contained in its Credit Facilities, and as a result, does not have access to the Credit Facilities. Huntsman Corporation and its lenders are currently discussing amendments to the credit documents governing the Credit Facilities, which would modify the financial covenants in those credit documents. Until such amendments are effected, Huntsman Corporation's lenders could pursue their remedies including acceleration of the senior secured borrowings, which would cause an acceleration of the Company's obligations under the Intercompany Loan Agreement. Such acceleration would constitute an event of default under the Senior Notes. The Company could also be required to make payment to Huntsman Corporation's lenders pursuant to the Company's guaranty of the senior secured borrowings. As a result of these considerations, the Company has reclassified the Intercompany borrowings portion of Affiliate debt to a current liability.

       While there can be no assurance that approval of the amendments will be obtained, the Company believes that the amendments will be approved by Huntsman Corporation's lenders. If the requisite amendments are effected, the Company believes that its available sources of liquidity will be adequate to make scheduled payments of interest on the Senior Notes, to permit anticipated capital expenditures, to make other payments, including the arbitration award in the S&B lawsuit discussed in Part II, Item 1 below, and to fund working capital requirements. However, the ability of the Company to satisfy these obligations depends on a number of significant assumptions, including but not limited to, the demand for the Company's products, raw material costs and continued availability of debt or equity financing under the Intercompany Loan Agreement or otherwise. If Huntsman Corporation does not secure the anticipated amendments to the Credit Facilities or if the amendments are not effected within the desired time, there could result a material adverse effect on the Company's financial position, liquidity and results of operation.

Changes in Financial Condition

Selected Cash Flow Information (Dollars in
------------------------------
Thousands)                                              June 30, 2001        December 31, 2000        Difference
                                                        -------------        -----------------        ----------
Cash and cash equivalents                               $           -        $               -        $        -
Accounts and notes receivable, net                             18,247                   30,787           (12,540)
Accounts and advances receivable - Affiliates                  29,780                   44,245           (14,465)
Inventories                                                    81,897                   78,707             3,190
Other current assets                                              333                    1,317              (984)
Deferred income taxes                                          12,365                   10,261             2,104
                                                        -------------        -----------------        ----------
    Total current assets                                      142,622                  165,317           (22,695)

Accounts payable                                        $      63,819        $          94,274        $  (30,455)
Accounts payable - Affiliates                                     923                    2,030            (1,107)
Accrued liabilities                                            25,245                   21,941             3,304
Current portion of long-term debt - Affiliate                 280,334                        -           280,334
                                                        -------------        -----------------        ----------
    Total current liabilities                                 370,321                  118,245           252,076

Working capital                                         $    (227,699)       $          47,072        $ (274,771)

Affiliate borrowings                                    $      65,885        $         304,164        $ (238,279)
Other - 11-3/4% Senior Notes due 2004                         174,882                  174,882                 -
                                                        -------------        -----------------        ----------
Total long-term debt                                    $     240,767        $         479,046        $ (238,279)

       At June 30, 2001, the Company's net working capital position was a negative $228 million, compared to a positive $47 million at December 31, 2000, resulting in a decrease of $275 million. The decrease is the result of the following items: a decrease in trade accounts receivable of $27 million due to decreasing sales prices and volumes in the polyethylene product line; a decrease in accounts payable of $31 million due to lower raw material and normal trade payables; an increase of $3 million in accrued liabilities resulting from the accrual for plant closure and reorganization costs, partially offset by the payment of the year 2000 property taxes and lower 2001 property tax accruals; and the reclassification of Intercompany borrowings of $280 million to Current portion of long-term debt - Affiliate as discussed in the Liquidity and Capital Resources paragraph above. The Company believes that it will be able to reclassify as long-term debt its obligations under the Intercompany Loan Agreement at such time as Huntsman Corporation secures the amendments to its credit documents discussed above; however, there can be no assurance that such amendments will be agreed upon, or if agreed upon, when that will occur.

       For the period from December 31, 2000 to June 30, 2001, total long-term debt decreased by $238 million. This was the net result of cash used in operations of $67 million and capital expenditures of $7 million, offset by a capital contribution of $31 million and the reclassification of Intercompany borrowings of $280 million.


New Accounting Standards

       On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an effect on the Company's financial position as the financial instruments and other contracts held by and entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. The Company is currently evaluating the effects of adopting these pronouncements.

Cautionary Statement for Forward Looking Information

       Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements.

       All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon its current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as otherwise required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

       . Inability of Huntsman Corporation to continue to provide liquidity to the Company under the Intercompany Loan Agreement or otherwise

       . Occurrences affecting the Company's ability to obtain funds from operations or from debt or equity sources necessary to finance the Company's working capital, capital expenditures and other investments

       .      The cyclical nature of the Company's business

       .      Changes in the availability and/or price of feedstocks

       . Environmental and safety requirements, including permitting, enforcement activities and the possibility of related litigation

       .      Changes in product mix and utilization of production facilities

       . Unavailability of, and substantial delays in, transportation of raw materials and products

       .      Inability to obtain new customers or retain existing ones

       .      Significant changes in competitive factors affecting the Company

       . Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

       . Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

       . Significant changes in tax rates or policies or in rates of inflation or interest

       .      Changes in economic conditions

       .      Changes in management or control of the Company

       . Changes in accounting principles and/or the application of such principles to the Company


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

       The Company has interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. The Company's remaining long-term debt bears interest at fixed rates.

       The Company's exposure to foreign currency market risk is minimal because sales prices for the Company's products are typically denominated in U.S. dollars.

       The Company is exposed to commodity price market risk. The Company's exposure to changing commodity prices is limited by the fact that substantially all raw materials are acquired at posted or market related prices, and, generally, sales prices for the Company's finished products are at market prices which reflect changes in underlying commodity prices. The Company typically does not enter into fixed-price long-term contracts. The Company also typically does not hedge against commodity price market risk.

       The following table summarizes the Company's fixed and variable rate debt obligations by contractual maturity date as of June 30, 2001:

Debt (Dollars in Thousands)                   2002           2004         Thereafter        Total        Fair Value
---------------------------                   ----           ----         ----------        -----        ----------
Fixed Rate.............................          -        174,882                  -      174,882           156,519
     Average interest rate.............          -          11.75%                 -        11.75%
Variable Rate..........................     65,885              -            280,334      346,219           346,219
     Average interest rate (Prime rate
     plus 0.5% to 2.0%)................       7.50%             -               8.00%        7.90%

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company is appealing the award in state court in Texas, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. A hearing on the appeal was held on June 21, 2001, but no decision has been rendered. Settlement discussions are continuing between the parties. The Company has accrued $22 million for the arbitration award based in part on evaluations provided by its outside legal counsel.

     The Company is a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         N/A

     (b) Reports Submitted on Form 8-K:

         There were no reports submitted on Form 8-K during the second quarter of 2001.

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


Date:  August 14, 2001