Form 10-Q
period 2001-09-30
HUNTSMAN POLYMERS CORP
filed 2001-11-20
CIK 829218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                          Commission file number 1-9988

                          HUNTSMAN POLYMERS CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                            75-2104131
------------------------------------                      ----------------------
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

Yes      X    No   _____
       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 14, 2001, 1,000 shares of the Common Stock, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding.

================================================================================

                          HUNTSMAN POLYMERS CORPORATION
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
PART I. FINANCIAL INFORMATION ...............................................................................................    3
        Item 1.  Financial Statements .......................................................................................    3
                 Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000 .....................    3
                 Consolidated Statements of Operations for the Three and Nine Months Ended
                   September 30, 2001 and 2000 (unaudited) ..................................................................    4
                 Consolidated Statements of Stockholder's Equity for the Nine Months Ended September 30,
                   2001 (unaudited) .........................................................................................    5
                 Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited) ....    6
                 Notes to Consolidated Financial Statements .................................................................    7
        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......................   15
        Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................................   26
PART II - OTHER INFORMATION .................................................................................................   26
        Item 1.  Legal Proceedings ..........................................................................................   26
        Item 6.  Exhibits and Reports on Form 8-K ...........................................................................   27

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30, 2001
                                                                               (Unaudited)          December 31, 2000
                                                                               -----------          -----------------
                              ASSETS
                              ------
         Current assets:
              Cash and cash equivalents                                     $               -       $               -
              Accounts and notes receivable, net                                       10,066                  30,787
              Accounts and advances receivable - Affiliates                            30,584                  44,245
              Inventories                                                              58,786                  78,707
              Other current assets                                                      2,366                   1,317
              Deferred income taxes                                                    14,562                  10,261
                                                                            -----------------       -----------------
                  Total current assets                                                116,364                 165,317
         Properties, plant and equipment, net                                         773,669                 895,355
         Intangible assets, net                                                         8,285                  44,858
         Other noncurrent assets                                                       28,604                  32,103
                                                                            -----------------       -----------------
                  Total assets                                              $         926,922       $       1,137,633
                                                                            =================       =================

                          LIABILITIES AND
                          ---------------
                       STOCKHOLDER'S EQUITY
                       --------------------
         Current liabilities:
              Accounts payable                                              $          50,444       $          94,274
              Accounts payable - Affiliates                                             1,474                   2,030
              Accrued liabilities                                                      31,572                  21,941
              Current portion of long-term debt - Affiliates                          353,080                       -
                                                                            -----------------       -----------------
                  Total current liabilities                                           436,570                 118,245
         Long-term debt:
              Affiliates                                                                    -                 304,164
              Other                                                                   174,882                 174,882
         Deferred income taxes                                                          3,331                  85,053
         Other noncurrent liabilities                                                  33,170                  32,517
                                                                            -----------------       -----------------
                  Total liabilities                                                   647,953                 714,861
                                                                            -----------------       -----------------
         Stockholder's equity:
              Common Stock, par value $0.01 per share; 1
              million shares authorized and 1,000 shares
              issued and outstanding in 2001 and 2000                                       -                       -
              Additional paid-in capital                                              559,500                 528,500
              Retained earnings (deficit)                                            (280,531)               (105,728)
                                                                            -----------------       -----------------
                  Total stockholder's equity                                          278,969                 422,772
                                                                            -----------------       -----------------

                  Total liabilities and stockholder's equity                $         926,922       $       1,137,633
                                                                            =================       =================

           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars In Thousands)
--------------------------------------------------------------------------------

                                           Three Months       Three Months         Nine Months          Nine Months
                                               Ended             Ended                Ended                Ended
                                           September 30,      September 30,       September 30,        September 30,
                                           -------------      -------------       --------------       -------------
                                                2001               2000                 2001                 2000
                                                ----               ----                 ----                 ----
Revenues:
     Trade sales and services               $    21,184       $     50,447        $      103,999       $    148,601
     Affiliate sales                             89,307            117,846               276,556            350,324
                                            -----------       ------------        --------------       ------------
Total revenues                                  110,491            168,293               380,555            498,925
Cost of goods sold                              131,236            169,866               444,204            480,656
                                            -----------       ------------        --------------       ------------
Gross profit                                    (20,745)            (1,573)              (63,649)            18,269
Selling, general and administrative               5,427              9,644                19,607             25,449
Plant closing/restructuring costs               110,200                  -               140,047                  -
                                            -----------       ------------        --------------       ------------
Operating income (loss)                        (136,372)           (11,217)             (223,303)            (7,180)
Interest expense, net:
     Affiliate interest                          (7,840)            (9,219)              (20,919)           (22,414)
     Other interest                              (5,273)            (5,345)              (15,798)           (15,814)
Other income (expense)                               29              3,360                  (147)             5,801
                                            -----------       ------------        --------------       ------------
Net loss before income taxes                   (149,456)           (22,421)             (260,167)           (39,607)
Income tax benefit                              (43,954)            (7,793)              (85,364)           (14,625)
                                            -----------       ------------        --------------       ------------
Net loss                                    $  (105,502)      $    (14,628)       $     (174,803)      $    (24,982)
                                            ===========       ============        ==============       ============

           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
-----------------------------------------------------------
(Dollars and Shares In Thousands)

                                                                                     Retained
                                                Common Stock          Paid-in        Earnings
                                             Shares     Amount        Capital       (Deficit)        Total
                                             ------     ------        -------        -------         -----
     Balance, January 1, 2001                      1    $    -       $ 528,500     $ (105,728)    $ 422,772

     Capital contribution from parent              -         -          31,000              -        31,000
     Net loss                                      -         -               -       (174,803)     (174,803)
                                            --------    ------       ---------     ----------     ---------
     Balance, September 30, 2001                   1    $    -       $ 559,500     $ (280,531)    $ 278,969
                                            ========    ======       =========     ==========     =========

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars In Thousands)
--------------------------------------------------------------------------------

                                                              Nine Months             Nine Months
                                                                 Ended                   Ended
                                                          September 30, 2001      September 30, 2000
                                                          ------------------      ------------------
         Operating Activities
         Net loss                                             $     (174,803)         $      (24,982)
         Reconciliation to net cash used in operations:
              Depreciation and amortization                           53,995                  56,360
              Deferred income taxes                                  (86,023)                (15,285)
              Amortization of debt issuance costs                        651                     651
              Gain on sale of property                                     -                  (1,787)
              Retirement of fixed assets                              77,811                       -
              Non-cash charges to inventory and other
                  assets                                               5,067                       -
              Impairment of goodwill                                  33,788                       -
              Changes in operating working capital:
                  Receivables                                         34,382                  (9,275)
                  Inventories                                         17,192                 (14,336)
                  Other current assets                                (1,049)                    368
                  Accounts payable                                   (44,386)                 11,779
                  Other current liabilities                            9,631                   2,400
                  Deferred charges and other noncurrent
                  assets                                               1,161                  (1,439)
                  Deferred credits and other noncurrent
                  liabilities                                            653                  (1,968)
                                                          ------------------      ------------------
         Net cash provided by (used in) operations                   (71,930)                  2,486

         Investing Activities
         Proceeds of sale of property                                    577                   4,007
         Capital expenditures                                         (8,563)                (16,434)
                                                          ------------------      ------------------
         Net cash used in investing activities                        (7,986)                (12,427)

         Financing Activities
         Intercompany borrowing from parent                           48,916                   9,941
         Proceeds of capital contribution by parent                   31,000                       -
                                                          ------------------      ------------------
         Net cash provided by financing activities                    79,916                   9,941

         Increase (Decrease) in Cash and Cash Equivalents                  -                       -
         Cash and Cash Equivalents at Beginning of Period                  -                       -
                                                          ------------------      ------------------
         Cash and Cash Equivalents at End of Period           $            -          $            -
                                                          ==================      ==================

         Supplemental Cash Flow Information
         Cash paid for interest                               $       10,275          $       10,475
         Cash paid (refunded) for income taxes                $            -          $            -

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

       New Accounting Standards

       On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an effect on the Company's financial position because the financial instruments and other contracts held by and entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. Adoption of this pronouncement will have no effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is currently evaluating the effects of adopting this pronouncement.

     Income (Loss) per Share

     Income (loss) per share is not presented because it is not considered meaningful information due to the Company's ownership by a single non-public shareholder.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
       Raw materials                      $           8,560   $          17,551
       Work in progress                               5,840               8,249
       Finished goods                                44,386              52,907
                                         ------------------   -----------------
       Total                              $          58,786   $          78,707
                                         ==================   =================

3.   PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment are as follows (in thousands):

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
     Land                                 $           3,730   $           3,730
     Buildings                                      162,065             172,831
     Plant and equipment                            817,100             889,866
     Construction in progress                         6,940               7,270
                                         ------------------   -----------------
                                                    989,835           1,073,697
     Less accumulated depreciation                 (216,166)           (178,342)
                                         ------------------   -----------------
     Property, plant and equipment, net   $         773,669   $         895,355
                                         ==================   =================

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                  September 30, 2001   December 31, 2000
                                                                  ------------------   -----------------
         Affiliates:
           Intercompany borrowings                                $          286,170   $         240,329
           Capital lease - Affiliate                                          66,910              63,835
                                                                  ------------------   -----------------
                 Total affiliates                                            353,080             304,164
           Less:  Current portion of long-term debt-Affiliate                353,080                   -
                                                                  ------------------   -----------------
                 Total long-term debt - Affiliate                                  -             304,164
         Other - 11-3/4% Senior Notes due 2004                               174,882             174,882
                                                                  ------------------   -----------------
           Total                                                  $          174,882   $         479,046
                                                                  ==================   =================

     As of September 30, 2001, Huntsman Corporation, the parent of Huntsman Polymers Holdings Corporation ("HPHC") (the Company's sole shareholder), had borrowings of approximately $1.4 billion outstanding under its senior secured credit facilities (the "Credit Facilities"). As collateral for its obligations under the Credit Facilities, Huntsman Corporation has pledged its 100% equity ownership interest in HPHC, and HPHC has pledged its 100% ownership interest in the Company. In addition, HPHC and the Company are guarantors of Huntsman Corporation's obligations under the Credit Facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations arising out of its guaranty (the "Guaranty"), subject to certain limitations in effect until such time as all of the Company's 11-3/4% Senior Notes (the "Senior Notes") have been indefeasibly repaid, redeemed or repurchased in full. The Guaranty provides that the Company's maximum liability thereunder at any time shall not exceed the amount permitted to exist at such time under the indenture (the "Indenture") governing the Senior Notes. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability pursuant to the Guaranty.

     Huntsman Corporation is not in compliance with certain financial covenants contained in the Credit Facilities and is seeking a three to six month agreement from its lenders that would provide for waivers, amendments and forbearance with respect to the Credit Facilities (the "Amendment Agreement"). Unless and until an Amendment Agreement is obtained, or until the lenders' rights are stayed, Huntsman Corporation's lenders could pursue certain remedies under the Credit Facilities including accelerating the debt due under the Credit Facilities, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. There can be no assurance that an Amendment Agreement will be obtained.

     Huntsman Corporation, Deutsche Banc Alex.Brown, Inc. and Bankers Trust Company are currently negotiating a commitment letter pursuant to which a wholly-owned subsidiary of Huntsman Corporation would be provided with a new accounts receivable facility of not less than $80 million nor more than $150 million (the "New AR Facility"). Proceeds from the New AR Facility would be used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. The commitment to provide the New AR Facility is subject to certain conditions, including, but not limited to, the execution and delivery of an Amendment Agreement and the completion of satisfactory final documentation relating to the New AR Facility. There can be no assurance as to the amount or terms of the New AR Facility or that the New AR Facility will be obtained.

     The acceleration by Huntsman Corporation's lenders of the debt under the Credit Facilities would cause an acceleration of the Company's obligations under an intercompany loan agreement (the "Intercompany Loan Agreement") that the Company maintains with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As a result, as of June 30, 2001, the Company reclassified the intercompany borrowings portion of affiliate debt as a current liability. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. Acceleration of the debt under the Credit Facilities and of the Company's obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of the Company's obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of HPHC or the Company would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase.

     At the present time, the Company's ability to satisfy its financial obligations depends on a number of significant factors, including but not limited to, the market price and sales volumes of the Company's products, raw materials costs and the availability of debt or equity financing. See "Outlook" below. In the past, the Company has used the Intercompany Loan Agreement as its primary source of financing. Although Huntsman Corporation is currently seeking an Amendment Agreement from its lenders, it appears likely that the terms of the Amendment Agreement will prohibit additional equity financing and will limit additional debt financing by Huntsman Corporation to the Company. Nevertheless, the Company believes that Huntsman Corporation will be permitted to provide additional funding on a limited basis, to be specified in the Amendment Agreement. The Amendment Agreement also likely will contain a condition that would cause the Amendment Agreement to terminate if the Company makes interest payments on the Senior Notes. These circumstances make it unlikely that the Company will be able to make its interest payment under the Senior Notes on December 1, 2001, which is the next interest payment date on the Senior Notes. Failure to pay such interest within 30 days of the due date would constitute an event of default under the Senior Notes which could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes. The Company cannot predict what actions, if any, the holders of the Senior Notes would take following a default with respect to the Senior Notes.

     If the Company is unable to meet its cash requirements from borrowings under the Intercompany Loan Agreement or otherwise, existing cash and cash equivalent balances and cash flow from operations, the Company would have to make choices among the various demands upon its liquidity, which could have a material adverse effect on the Company's financial position and results of operations. While the Company has paid and intends to continue to pay its trade obligations in full in a timely manner, any contraction in the availability of trade credit would increase the Company's cash requirements, could impact its ability to obtain raw materials and could accelerate the Company's need to pursue other alternatives.

     The foregoing uncertainties raise substantial doubt about the Company's ability to continue its operations without some form of financial restructuring. In early October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist Huntsman Corporation and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans.

     Certain affiliates of Huntsman Corporation, including Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"), Huntsman Specialty Chemicals Corporation ("HSCC"), Huntsman International Holdings LLC ("HIH") and Huntsman International LLC ("HI") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under the Credit Facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither events of default under the Credit Facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the senior secured credit facilities of HI, except insofar as foreclosure on the stock of HSCHC, pledged to secure the obligations of Huntsman Corporation under the Credit Facilities, would constitute a "change in control" under the senior secured credit facilities of HI and would give certain put rights to the holders of the high-yield notes of HIH and HI.

5.     INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, are (in thousands):

                                                                September 30, 2001      December 31, 2000
                                                                ------------------      -----------------
         Debt issuance costs                                    $           7,173       $           7,173
         Less accumulated amortization                                     (5,078)                 (4,427)
                                                                -----------------       -----------------
              Total debt issuance costs                                     2,095                   2,746
                                                                -----------------       -----------------

         Goodwill                                                               -                  42,406
         Less accumulated amortization                                          -                  (7,035)
                                                                -----------------       -----------------
              Total goodwill                                                    -                  35,371
                                                                -----------------       -----------------

         Other intangible assets                                            7,943                   7,973
         Less accumulated amortization                                     (1,753)                 (1,232)
                                                                -----------------       -----------------
              Total other intangible assets                                 6,190                   6,741
                                                                -----------------       -----------------
         Intangible assets, net                                 $           8,285       $          44,858
                                                                =================       =================

       In the third quarter of 2001, goodwill was written off as part of plant closing and restructuring costs. This is discussed further in Note 7 below, "Plant Closing/Restructuring Costs."

6.     CONTINGENCIES

       Environmental Regulation

       The Company's business of manufacturing and distributing chemical products and its related production of by-products and wastes entails risk of adverse environmental effects. The Company is subject to extensive federal, state and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt the Company's operations and have a material adverse effect on its business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, the Company could incur material costs as a result of addressing and implementing measures to prevent such incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in the imposition of restrictions on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws. Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials.

       On the basis of reasonable investigation and analysis, management believes that the approximately $6.4 million accrued in the September 30, 2001 balance sheet is adequate for the total potential environmental liability of the Company with respect to contaminated sites. Extensive environmental investigation of the groundwater, soils and solid waste management units has been conducted at the Odessa, Texas facility, the Company's primary manufacturing location (the "Odessa Facility"). Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. As of September 30, 2001, the Texas Natural Resource Conservation Commission ("TNRCC") has approved closure for 55 of the plant's solid waste management units.

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

       TNRCC Flare Investigation

       By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa Facility. A draft Agreed Order with a proposed $15,000 penalty was sent by the TNRCC to the Company. Following discussions with the Company, the TNRCC re-drafted the Agreed Order with a proposed $7,500 penalty. The Company agreed to an Order stipulating that $1,500 of the $7,500 be deferred, a $3,000 fine paid and $3,000 offset with a supplemental environmental project for a neighborhood monitoring program near the facility. When the Agreed Order was presented to the TNRCC, Odessa residents attending the hearing opposed its entry. The TNRCC remanded the matter back to its staff for further consideration. The staff has now informally proposed a $154,000 penalty covering a series of upsets over the period from 1998 through 2000. The Company, in a written submission to the TNRCC, has taken issue with the appropriateness, both factually and legally, of the proposed penalty. Negotiations to resolve this matter are ongoing.

       As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens have hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Six such actions have been filed. Three of the cases, involving over 4,200 plaintiffs, have been settled as of November 14, 2001; an amount was reserved for the settlements in the third quarter of 2000. Although the Company lawyers believe that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

       Other Matters

       In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company appealed the award in Texas state court, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. Following mediation and further settlement discussions between the parties, the matter was settled on August 30, 2001. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. The Company is also obligated to pay S&B $6.1 million on December 30, 2001 and $6.0 million on March 31, 2002, for a total settlement amount of $22.1 million.

       The Company continually reviews its estimates of potential environmental and other contingent liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to remediate such conditions will not be significant to the Company.

7.     PLANT CLOSING/RESTRUCTURING COSTS

       The Company recorded plant closing and restructuring costs of $140.0 million during the nine months ended September 30, 2001. These costs were recorded in two phases.

       Phase I, which resulted in a charge of $29.8 million during the second quarter of 2001, was the result of the closure of the Company's styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The program included a workforce reduction at the Odessa Facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, exit costs of $2.6 million for the styrene unit decommissioning, $4.8 million in non-cancelable lease charges, $8.9 million write-down of the styrene unit fixed assets and $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001. During the third quarter of 2001, the Company revised its initial estimate based on actual costs incurred and current business developments. The net effect of these revisions did not change the total charge of Phase I.

       Phase II of the cost reduction program was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of the flexible polyolefins ("FPO") unit which had been under evaluation for alternative product use, and the further elimination of redundant cost in the maintenance, technical services and overhead cost structure. Management anticipates that this program will result in the discharge of 93 regular employees at the Odessa Facility. Approximately $5.9 million was accrued for termination benefits. Additionally, exit costs of $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. The Company expects this phase to be completed by April 2002.

       A summary of the combined Phase I and Phase II costs are outlined as follows (dollars in thousands):

                                                                                              Restructuring
                                           Phase I                                           Liabilities at
                                          Phase II          Non-Cash           Cash           September 30,
                                           Charge            Charges         Payments              2001
                                         ------------     --------------    ------------     -----------------
Work force reduction                       $  11,038        $         -        $  5,744           $     5,294
Styrene unit decommissioning                   2,601                  -             953                 1,648
Polypropylene Line 1 decommissioning             200                  -               -                   200
Non-cancelable lease costs                     5,348                  -             909                 4,439
Property and equipment                        77,684             77,684               -                     -
Goodwill                                      33,788             33,788               -                     -
Provision for unusable supply inventory        8,565              5,067           2,598                   900
Other charges                                    823                  -             823                     -
                                         ------------     --------------    ------------     -----------------
Total restructuring costs                  $ 140,047        $   116,539        $ 11,027           $    12,481

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

       Principal raw materials purchased by the Company for the polyethylene, polypropylene and APAO businesses consist of ethane and propane extracted from natural gas liquids and propylene (all of which are referred to as "feedstocks"). Management believes the feedstock supplies available in Odessa, Texas are currently adequate for the Company's requirements.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

       Revenues

       The Company's revenues decreased $57.8 million to $110.5 million for the three months ended September 30, 2001 from $168.3 million for the same period in 2000. The major factors contributing to the decrease in revenues were lower sales prices in all the Company's product lines and lower sales volumes in polypropylene, olefins and styrene. The lower sales volumes and prices were the result of the continued weakening of the United States and world economies, combined with excess capacity in the industry. Styrene sales revenue decreased $21.0 million to $5.4 million due to the permanent closure of the styrene plant and the liquidation of the existing inventory. Polyethylene sales revenue decreased $15.6 million to $58.6 million due primarily to weak pricing resulting from an oversupply in the market, coupled with softening demand by converters who have been running plants at significantly reduced levels. Olefins sales revenue decreased $9.3 million to $23.9 million due primarily to lower natural gas prices and the effect of those lower prices on the selling prices of olefins. Polypropylene sales revenue decreased $7.8 million to $15.3 million due to a 20.4% decrease in the average sales price and a 16.9% decrease in sales volumes, resulting mainly from weak demand and lower sales prices primarily in the export market.

       Gross Profit (Loss)

       The Company's gross profit decreased $19.1 million to a loss of $20.7 million for the three months ended September 30, 2001 from a loss of $1.6 million for the same period in 2000. The decrease in gross profit was mainly due to lower production rates in an effort to keep inventory levels in check due to poor demand as well as the other factors described above.

       Selling, General and Administrative

       The Company's selling, general and administrative expenses decreased $4.2 million to $5.4 million for the three months ended September 30, 2001 from $9.6 million for the same period in 2000. The decrease in selling, general and administrative expenses was mainly due to decreased legal fees as compared to legal fees incurred in the same period in 2000, much of which were related to the S&B and flare litigation discussed in Note 6 "Contingencies" in the "Notes to Consolidated Financial Statements" above.

       Plant Closing/Restructuring Costs

       The Company incurred a charge of $110.2 million during the three months ended September 30, 2001 associated with Phase II of its product rationalization and cost reduction program that began in April of this year. This phase of the program consists of the closure of the Company's polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of its FPO unit that had been under evaluation for alternative product use and the further reduction in maintenance and operating costs.

       The following paragraphs provide additional information relating to the costs and other charges that were recorded in the third quarter of 2001.

       Management anticipates that this phase of the program will result in the reduction of approximately 93 positions at the Odessa Facility. The workforce reductions started in the fourth quarter of 2001 and will be substantially completed by the end of the first quarter of 2002. The Company recorded a workforce reduction charge of approximately $5.9 million relating primarily to severance, fringe benefits and outplacement costs.

       In addition, the Company recorded a charge of $0.2 million relating to the decommissioning of the polypropylene Line 1 production unit and $0.6 million for non-cancelable railcar leases associated with the polypropylene business.

       Charges of $68.7 million and $33.8 million for the write-off of assets related to the FPO and polypropylene Line 1 production units and goodwill, respectively, were recorded. A provision for miscellaneous materials, chemicals and supply inventories (inventories that became unusable upon closure of the units) of $1.0 million was also recognized.

       The above charges were recorded against the following accounts: $68.7 million, property, plant and equipment, net; $33.8 million, intangible assets; $1.0 million, inventories; and $6.7 million, accrued liabilities. A summary of these costs is outlined as follows (dollars in thousands):

                                                  Phase II        Non-Cash                        Restructuring Liabilities
                                                   Charge          Charges       Cash Payments      at September 30, 2001
                                               --------------- ---------------- ---------------- ---------------------------
Work force reduction                                 $  5,864    $          -            $  584                    $  5,280
Polypropylene production unit decommissioning             200               -                 -                         200
Non-cancelable lease costs                                600               -                 -                         600
Property and equipment                                 68,748          68,748                 -                           -
Goodwill                                               33,788          33,788                 -                           -
Provision for unusable supply inventory                 1,000           1,000                 -                           -

                                               --------------- --------------------------------- ---------------------------
Total restructuring costs                            $110,200    $    103,536            $  584                    $  6,080


Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by April 2002. Cash outlays related to non-cancelable railcar leases will be completed by year-end 2002.

       Affiliate Interest

       The Company's affiliate interest for the three-month period ended September 30, 2001 was $7.8 million as compared to $9.2 million for the same period in 2000. The average amount outstanding was $66.4 million and $283.3 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2001 period. The average amount outstanding was $62.3 million and $253.9 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2000 period. The average interest rate was 9.67% and 9.17% for the affiliate capital lease and intercompany borrowing, respectively, for this 2001 period. The average interest rate was 10.25% for both the affiliate capital lease and intercompany borrowing for the 2000 period.

       Other Income (Expense)

       The Company's other income decreased $3.4 million to $29,000 for the three months ended September 30, 2001 from $3.4 million in the same period in 2000. This change was primarily due to a $3.6 million refund received from the U.S. Department of Energy in the 2000 period relating to the Subpart V crude oil proceeding.

       Income Tax Benefit

       The Company's income tax benefit increased $36.2 million to $44.0 million for the three months ended September 30, 2001 from $7.8 million in the same period in 2000, due to losses resulting from the reasons stated above. The actual income tax benefit rate is lower than the statutory rate due to the non-deductibility of goodwill.

       Net Loss

       The Company's net loss increased $90.9 million to $105.5 million for the three months ended September 30, 2001 from $14.6 million for the same period in 2000. The increased net loss is a result of the reasons stated above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

       Revenues

       The Company's revenues decreased $118.3 million to $380.6 million for the nine months ended September 30, 2001 from $498.9 million for the same period in 2000, primarily due to decreases in sales prices and volumes. Polyethylene sales revenue decreased $47.0 million to $184.2 million, due to a $0.067 per pound decrease in the average sales price and a decrease in sales volume of 7.8% resulting from continued weak demand caused by the fact that many converters are running plants at significantly reduced levels. Styrene sales decreased $45.8 million to $37.0 million due to a decrease in sales volume of 59.3% resulting from the closure of the styrene plant. Polypropylene sales decreased $16.0 million to $53.1 million due to a decrease in the average sales price of $0.061 and a decrease in sales volume of 12.2%. FPO sales decreased $8.8 million to $49,000 as the final inventory was sold off.

       Gross Profit

       The Company's gross profit decreased $81.9 million to a loss of $63.6 million for the nine months ended September 30, 2001 from profit of $18.3 million for the same period in 2000. The decrease in gross profit was due to higher raw material costs, which the Company was not able to completely pass on to customers, as well as higher per-unit manufacturing costs; the latter resulted from the lowering of production rates in an effort to keep inventory levels in check due to poor demand as well as the other factors described above.

       Selling, General and Administrative

       The Company's selling, general and administrative expenses decreased $5.8 million to $19.6 million for the nine months ended September 30, 2001 from $25.4 million for the same period in 2000. The decrease in selling, general and administrative expenses was mainly due to decreased legal fees as compared to legal fees incurred in the same period in 2000, much of which were related to the S&B and flare litigation discussed in Note 6 "Contingencies" in the "Notes to Consolidated Financial Statements" above.

       Plant Closing/Restructuring Costs

       The Company incurred plant closing and restructuring costs of $140.0 million during the nine months ended September 30, 2001. These costs were recorded in two phases.

       Phase I resulted in a charge of $29.8 million which was recorded during the second quarter of this year. This was the result of the closure of the Company's styrene production unit and the concurrent cost restructuring and elimination initiatives that were announced on April 23, 2001. The program included a workforce reduction at the Odessa Facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, exit costs of $2.6 million for the styrene unit decommissioning, $4.8 million in non-cancelable lease charges, $8.9 million write-down of the styrene unit fixed assets and $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001. During the third quarter of 2001, the Company revised its initial estimate based on actual costs incurred and current business developments. The net effect of these revisions did not change the total charge of Phase I.

       Phase II of the Company's restructuring and cost reduction program was announced on July 31, 2001. A charge of $110.2 million was incurred during the three months ended September 30, 2001. The charge resulted from the closure of the polypropylene Line 1 unit (which represents 30% of current total polypropylene production), write-off of the FPO unit which had been under evaluation for alternative product use and continued cost reduction programs in the maintenance, technical services and overhead areas. The details of this program are described in the Plant Closing/Restructuring Cost paragraph of the Three Months comparison above. When both initiatives are fully implemented, the Company expects pretax savings in operating expenses will approximate $34 million on an annualized basis.

       The above charges were recorded against the following accounts: $77.7 million, property, plant and equipment, net; $33.8 million, intangible assets; $5.1 million, inventories; and $23.5 million, accrued liabilities.

       A summary of the combined Phase I and II costs is outlined as follows (dollars in thousands):

                                                                                                   Restructuring
                                                 Phase I                                           Liabilities at
                                                 Phase II         Non-Cash            Cash          September 30,
                                                  Charge           Charges          Payments            2001
                                              -------------    ---------------   --------------   ----------------
Work force reduction                           $  11,038        $        --       $     5,744        $     5,294
Styrene unit decommissioning                       2,601                 --               953              1,648
Polypropylene Line 1 decommissioning                 200                 --                --                200
Non-cancelable lease costs                         5,348                 --               909              4,439
Property and equipment                            77,684             77,684                --                 --
Goodwill                                          33,788             33,788                --                 --
Provision for unusable supply inventory            8,565              5,067             2,598                900
Other charges                                        823                 --               823                 --

                                              -------------    ---------------   --------------   ----------------
Total restructuring costs                      $ 140,047        $   116,539       $    11,027        $    12,481


Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by April 2002. Cash outlays related to non-cancelable railcar leases will be completed by year-end 2002.

       Affiliate Interest

       The Company's affiliate interest for the nine months ended September 30, 2001 was $20.9 million, as compared to $22.4 million for the same period in 2000. The average amount outstanding was $65.4 million and $263.2 million for the affiliate capital lease and intercompany borrowing, respectively, for the

2001 period. The average amount outstanding was $61.3 million and $253.8 million for the affiliate capital lease and intercompany borrowing, respectively, for the 2000 period. The average interest rate was 8.75% and 9.25% for the affiliate capital lease and intercompany borrowing, respectively, for the 2001 period. The average interest rate was 9.94% for both the affiliate capital lease and intercompany borrowing for the 2000 period.

       Other Income (Expense)

       The Company's other income decreased $5.9 million to expense of $0.1 million for the nine months ended September 30, 2001 from income of $5.8 million during the same period in 1999. This change was primarily due to a $3.6 million refund received from the U.S. Department of Energy in the 2000 period relating to the Subpart V crude oil proceeding as well as the gain on the sale of certain property and the receipt of other one-time items, which also occurred during the 2000 period.

       Income Tax Benefit

       The Company's income tax benefit increased $70.8 million to $85.4 million for the nine months ended September 30, 2001 from $14.6 million in the same period in 2000, due to losses resulting from the reasons stated above. The actual income tax benefit rate is lower than the statutory rate due to the non-deductibility of goodwill.

       Net Loss

       The Company's net loss increased $149.8 million to $174.8 million for the nine months ended September 30, 2001 from $25.0 million for the same period in 2000. The increase is a result of the reasons stated above.

Liquidity and Capital Resources

       Cash

       Net cash used in operating activities for the nine months ended September 30, 2001 was $71.9 million, as compared to $2.5 million provided by operating activities in the same period in 2000. This change was attributable to a larger net loss which occurred during the 2001 period, partially offset by non-cash charges related to the retirement of fixed assets and goodwill and a reduction in cash used in working capital. The decrease in cash used in working capital was primarily due to a $43.7 million increase in cash provided by receivables and a $31.5 million decrease in cash used in inventories, partially offset by a $48.9 million increase in cash used for accounts payable and other current liabilities.

       Net cash used in investing activities for the nine months ended September 30, 2001 was $8.0 million, as compared to $12.4 million for the same period in 2000. This decrease was attributable to a decrease in the proceeds from the sale of property and in capital expenditures.

       Net cash provided by financing activities for the nine months ended September 30, 2001 was $79.9 million, as compared to $9.9 million for the same period in 2000. The increase was primarily attributable to a net increase in the level of intercompany borrowings and capital contributions from the Company's parent during the 2001 period, as compared to the 2000 period.

     Capital Expenditures

     Capital expenditures for the nine months ended September 30, 2001 were $8.6 million, a decrease of $7.8 million as compared to the same period in 2000. The Company expects to spend approximately $2.5 million during the balance of 2001 on capital projects.

     Potential Environmental Liabilities

     A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, the Company will need to address a number of potential environmental costs relating to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of the Company's present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. The Company has approximately $6.4 million accrued in the September 30, 2001 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. Extensive environmental investigation of the groundwater, soil and solid waste management units has been conducted at the Odessa Facility. Risk assessments have been completed for a number of these units and corrective measures have been defined and conducted. If, however, additional liabilities with respect to environmental contamination are identified, there can be no assurance that additional amounts that might be required to investigate and remediate such potential sites would not have a material adverse effect on the financial position, results of operations or cash flows of the Company. In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, the Company is unable to determine the potential consequences such possible future regulatory developments would have on its financial condition. Management continually reviews its estimates of potential environmental liabilities. The Company carries Pollution Legal Liability insurance to address many of the potential environmental liabilities, subject to its terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on its operations. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa Facility which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

     Long Term Debt

     As of September 30, 2001, the Company owed $286.2 million under the intercompany loan agreement (the "Intercompany Loan Agreement") that it maintains with Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. Availability of further advances under the Intercompany Loan Agreement is highly dependent upon Huntsman Corporation's continued access to the Credit Facilities as well as Huntsman Corporation's cash flow from operations, capital expenditure requirements and debt service obligations and is subject to the limitations imposed by the indenture (the "Indenture") governing the Company's 11-3/4% Senior Notes (the "Senior Notes").

     As of September 30, 2001, Huntsman Corporation, the parent of Huntsman Polymers Holdings Corporation ("HPHC"), (the Company's sole shareholder), had borrowings of approximately $1.4 billion outstanding under its senior secured credit facilities (the "Credit Facilities"). As collateral for its obligations under the Credit Facilities, Huntsman Corporation has pledged its 100% equity ownership interest in HPHC, and HPHC has pledged its 100% ownership interest in the Company. In addition, HPHC and the Company are guarantors of Huntsman Corporation's obligations under the Credit Facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty (the "Guaranty"), subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The Guaranty provides that the Company's maximum liability thereunder at any time shall not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability pursuant to the Guaranty.

     Huntsman Corporation is not in compliance with certain financial covenants contained in the Credit Facilities and is seeking a three to six month agreement from its lenders that would provide for waivers, amendments and forbearance with respect to the Credit Facilities (the "Amendment Agreement"). Unless and until an Amendment Agreement is obtained, or until the lenders' rights are stayed, Huntsman Corporation's lenders could pursue certain remedies under the Credit Facilities including accelerating the debt due under the Credit Facilities, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. There can be no assurance that an Amendment Agreement will be obtained.

     Huntsman Corporation, Deutsche Banc Alex.Brown, Inc. and Bankers Trust Company are currently negotiating a commitment letter pursuant to which a wholly-owned subsidiary of Huntsman Corporation would be provided with a new accounts receivable facility of not less than $80 million (the "New AR Facility"). Proceeds from the New AR Facility would be used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. The commitment to provide the New AR Facility is subject to certain conditions, including, but not limited to, the execution and delivery of an Amendment Agreement and the completion of satisfactory final documentation relating to the New AR Facility. Huntsman Corporation believes that it will obtain the New AR Facility; however, there can be no assurance as to the amount or terms of the New AR Facility or that the New AR Facility will be obtained.

     The Acceleration by Huntsman Corporation's lenders of the debt under the Credit Facilities would cause an acceleration of the Company's obligations under an intercompany loan agreement (the "Intercompany Loan Agreement") that the Company maintains with the Huntsman Group Holdings Finance Corporation, a wholly-owned subsidiary of Huntsman Corporation. As a result, as of June 30, 2001, the Company reclassified the intercompany borrowings portion of affiliate debt as a current liability. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. Acceleration of the debt under the Credit Facilities and of the Company's obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of the Company's obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of HPHC or the Company would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase.

     At the present time, the Company's ability to satisfy its financial obligations depends on a number of significant factors, including but not limited to, the market price and sales volume of the Company's products, raw materials costs and the availability of debt or equity financing. See "Outlook" below. In the past, the Company has used the Intercompany Loan Agreement as its primary source of financing. Although Huntsman Corporation is currently seeking an Amendment Agreement from its lenders, it appears likely that the terms of the Amendment Agreement will prohibit additional equity financing and will limit additional debt financing by Huntsman Corporation to the Company. Nevertheless, the Company believes that Huntsman Corporation will be permitted to provide additional funding on a limited basis, to be specified in the Amendment Agreement. The Amendment Agreement also likely will contain a condition that would cause the Amendment Agreement to terminate if the Company makes interest payments on the Senior Notes. These circumstances make it unlikely that the Company will be able to make its interest payment under the Senior Notes on December 1, 2001, which is the next interest payment date on the Senior Notes. Failure to pay such interest within 30 days of the due date would constitute an event of default under the Senior Notes which could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Senior Notes. The Company cannot predict what actions, if any, the holders of the Senior Notes would take following a default with respect to the Senior Notes.

     If the Company is unable to meet its cash requirements from borrowings under the Intercompany Loan Agreement or otherwise, existing cash and cash equivalent balances and cash flow from operations, the Company would have to make choices among the various demands upon its liquidity, which could have a material adverse effect on the Company's financial position and results of operations. While the Company has paid and intends to continue to pay its trade obligations in full in a timely manner, any contraction in the availability of trade credit would increase the Company's cash requirements, could impact its ability to obtain raw materials and could accelerate the Company's need to pursue other alternatives.

     The foregoing uncertainties raise substantial doubt about the Company's ability to continue its operations without some form of financial restructuring. In early October 2001, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. as its financial advisor and investment banker to assist Huntsman Corporation and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans.

     Certain affiliates of Huntsman Corporation, including Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"), Huntsman Specialty Chemicals Corporation ("HSCC"), Huntsman International Holdings LLC ("HIH") and Huntsman International LLC ("HI") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under the Credit Facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither events of default under the Credit Facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the senior secured credit facilities of HI, except insofar as foreclosure on the stock of HSCHC, pledged to secure the obligations of Huntsman Corporation under the Credit Facilities, would constitute a "change in control" under the senior secured credit facilities of HI and give certain put rights to the holders of the high-yield notes of HIH and HI.

Changes in Financial Condition

Selected Cash Flow Information (Dollars in
------------------------------
Thousands)                                          September 30, 2001          December 31, 2000            Difference
                                                    ------------------          -----------------            ----------
Cash and cash equivalents                           $              --           $           --               $      --
Accounts and notes receivable, net                             10,066                   30,787                 (20,721)
Accounts and advances receivable - Affiliates                  30,584                   44,245                 (13,661)
Inventories                                                    58,786                   78,707                 (19,921)
Other current assets                                            2,366                    1,317                   1,049
Deferred income taxes                                          14,562                   10,261                   4,301
                                                    -----------------           --------------               ---------
    Total current assets                                      116,364                  165,317                 (48,953)

Accounts payable                                    $          50,444           $       94,274               $ (43,830)
Accounts payable - Affiliates                                   1,474                    2,030                    (556)
Accrued liabilities                                            31,572                   21,941                   9,631
Current portion of long-term debt - Affiliate                 353,080                       --                 353,080
                                                    -----------------           --------------               ---------
    Total current liabilities                                 436,570                  118,245                 318,325

Working capital                                     $        (320,206)          $       47,072               $(367,278)

Affiliate borrowings                                $              --           $      304,164               $(304,164)
Other - 11-3/4% Senior Notes due 2004                         174,882                  174,882                      --
                                                    -----------------           --------------               ---------
Total long-term debt                                $         174,882           $      479,046               $(304,164)

     At September 30, 2001, the Company's net working capital position was a negative $320.2 million, compared to a positive $47.1 million at December 31, 2000, resulting in a decrease of $367.3 million. The decrease is the result of the following items: a decrease in accounts receivable of $34.4 million mainly due to decreased trade receivables; a decrease in inventories of $19.9 million due to lower production levels in 2001 and write-offs of inventory associated with the plant closing and restructuring program; a decrease in accounts payable of $43.8 million due to lower raw material and normal trade payables, as well as the payment to S&B discussed in Note 6 "Contingencies" in the "Notes to

Consolidated Financial Statements" above; an increase of $9.6 million in accrued liabilities resulting from the accrual for plant closure and reorganization costs, partially offset by the payment of the year 2000 property taxes and lower 2001 property tax accruals; and the reclassification of affiliate borrowings of $353.1 million to Current portion of long-term debt--Affiliate as discussed in "Liquidity and Capital Resources" above.

     For the period from December 31, 2000 to September 30, 2001, total long-term debt decreased by $304.2 million. This was the net result of cash used in operations of $71.9 million and capital expenditures of $8.6 million, offset by a capital contribution of $31.0 million and the reclassification of affiliate borrowings of $353.1 million.

Outlook

     This "Outlook" section contains a number of forward-looking statements, all of which are based on current expectations and are subject to the qualifications and limitations set out in the "Cautionary Statement for Forward Looking Information" below. The Company's actual results may differ materially.

     The markets in which the Company competes are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these markets have experienced alternating periods of tight supply, rising selling prices and increased profits followed by periods of capacity additions, resulting in oversupply, lower selling prices and lower profits. There is currently excess capacity in the market. In addition, during the first half of 2001, raw materials and energy costs were relatively high. The Company believes that weak economic conditions are beginning to force a contraction in production capacity; it also believes that during the third quarter of 2001 raw materials and energy costs stabilized. The average cost of two of the Company's primary raw materials and energy sources, natural gas and oil, was approximately $7 per MMBtu and $29 per barrel, respectively, during the first quarter of 2001. By contrast, the average cost of natural gas and oil was approximately $3 per MMBtu and $26 per barrel, respectively, during the third quarter of 2001. In addition, the cost of natural gas and oil as of November 14, 2001 was approximately $2.7 per MMBtu and $20 per barrel, respectively. The Company believes that such lower raw material and energy prices will benefit the Company's financial performance in future reporting periods.

     In order to address currently depressed sale prices and economic conditions in the markets in which the Company does business, the Company has implemented a two phase program to reduce its operating costs. When both phases of the program are fully implemented, the Company estimates that it will have eliminated the equivalent of approximately 240 full time positions at the Company. As a result of this program, including both the reduction in force and other operating cost reduction efforts, the Company believes that the pretax savings in operating costs will eventually be approximately $34 million on an annualized basis. These cost reduction efforts are part of restructing programs initiated by Huntsman Corporation and its subsidiaries to eliminate the equivalent of approximately 825 full time positions at Huntsman Corporation and its subsidiaries, and to implement other operating cost reduction efforts, which Huntsman Corporation estimates will eventually result in an approximately $125 million annual reduction in the controllable indirect and S G & A cash costs, as compared in such costs in 2000.

     If a contraction in industry capacity occurs and if raw materials and energy costs remain at lower and stable levels, many of the pressures that have negatively impacted the Company's results of operations in the first three quarters of 2001 may be lessened. Based on preliminary internal financial reporting, the Company believes that positive trends are beginning to affect the Company's results of operations. The Company believes that preliminary reports from October show continued improvement in results, based largely, management believes, on favorable economic trends including the stabilization of lower raw material and energy prices and changes in the Company's operations.

New Accounting Standards

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivatives and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an effect on the Company's financial position because the financial instruments and other contracts held by and entered into by the Company either do not meet the definition of a derivative or qualify for the normal purchases and sales exemption.

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. Adoption of this pronouncement will have no effect on the Company's financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is evaluating the effects of adopting this pronouncement.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. The Company is evaluating the effects of adopting this pronouncement.

Cautionary Statement for Forward Looking Information

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include the statements set out in "Outlook" above and all other statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements.

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

     . Inability of Huntsman Corporation to continue to provide liquidity to the Company under the Intercompany Loan Agreement or otherwise

     . Circumstances affecting the Company's ability to obtain funds from operations or from debt or equity sources necessary to finance the Company's working capital, capital expenditures and other investments

     .    The cyclical nature of the Company's business

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

     .    Significant changes in competitive factors affecting the Company

     . Significant changes from expectations in actual capital expenditures and operating expenses and unanticipated project delays

     . Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur

     . Significant changes in tax rates or policies or in rates of inflation or interest

     . Changes in economic conditions, including economic changes resulting from the effects of war or acts of terrorism

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

     The Company is exposed to commodity price market risk. The Company's exposure to changing commodity prices may be limited by the fact that substantially all raw materials are acquired at posted or market related prices, and, generally, sales prices for the Company's finished products are at market prices which reflect changes in underlying commodity prices. Nevertheless, the Company may be negatively impacted in markets where economic conditions do not permit it to pass on increased raw material costs to its customers. The Company typically does not enter into fixed-price long-term contracts. The Company also typically does not hedge against commodity price market risk.

     The following table summarizes the Company's fixed and variable rate debt obligations by contractual maturity date as of September 30, 2001:

Debt (Dollars in Thousands)                                 2002             2004         Thereafter         Total       Fair Value
---------------------------                                 ----             ----         ----------         -----       ----------
Fixed Rate ......................................              --           174,882              --         174,882         48,967
     Average interest rate ......................              --             11.75%             --           11.75%
Variable Rate ...................................          66,910                --         286,170         353,080        353,080
     Average interest rate (Prime rate
plus 0.5% to 2.0%) ..............................            8.75%               --            9.25%           9.16%

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company appealed the award in Texas state court, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. Following mediation and further settlement discussions between the parties, the matter was settled on August 30, 2001. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. The Company is also obligated to pay S&B $6.1 million on December 30, 2001 and $6.0 million on March 31, 2002, for a total settlement amount of $22.1 million.

     The Company is a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          N/A

     (b)  Reports Submitted on Form 8-K:

          There were no reports submitted on Form 8-K during the third quarter of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUNTSMAN POLYMERS CORPORATION



                                        /s/ J. Kimo Esplin
                                        ---------------------------------------
                                        J. KIMO ESPLIN
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Authorized Signatory and Principal
                                        Financial and Accounting Officer)



Date:  November 19, 2001