Form 10-K405
period 2001-12-31
HUNTSMAN POLYMERS CORP
filed 2002-04-01
CIK 829218

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                          Commission file number 1-9988

                          HUNTSMAN POLYMERS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    75-2104131
--------------------------------                ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                                500 Huntsman Way
                           Salt Lake City, Utah 84108
                                 (801) 584-5700
          (Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of Each Exchange on Which
         Title of Each Class                                   The Securities are Registered
------------------------------------                    -------------------------------------------
11 3/4% Senior Notes due 2004                                      New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                  None.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 31, 2002, all of the 1,000 shares of Common Stock were owned by Huntsman Polymers Holdings Corporation, a wholly-owned subsidiary of Huntsman Corporation, which is an affiliate of Huntsman Polymers Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                  Number of Shares Outstanding
         Title of Each Class                                            at March 31, 2002
------------------------------------                       -------------------------------------------
Common Stock, $0.01 par value                                                 1,000

===============================================================================

                          HUNTSMAN POLYMERS CORPORATION
                          2001 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                                                             PAGE

PART I...........................................................................................................1

         ITEM 1.           BUSINESS..............................................................................1

         ITEM 2.           PROPERTIES...........................................................................10

         ITEM 3.           LEGAL PROCEEDINGS....................................................................10

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................11

PART II.........................................................................................................11

         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................11

         ITEM 6.           SELECTED FINANCIAL DATA..............................................................11

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS...........................................................................12

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........................25

         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................26

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE...........................................................................26

PART III........................................................................................................26

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................26

         ITEM 11.          EXECUTIVE COMPENSATION...............................................................28

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................32

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................32

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................34

                          HUNTSMAN POLYMERS CORPORATION
                         2001 ANNUAL REPORT ON FORM 10-K

     Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

     Market data used throughout this report was obtained from internal company surveys and industry surveys and publications. These industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable. Results of internal company surveys contained in this report, while believed to be reliable, have not been verified by any independent sources. References in this report to our market position and to industry trends are based on information supplied by an industry consulting and research firm. We have not independently verified such data.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     We manufacture a wide variety of chemical products, ranging from value-added specialty products, such as customized specialty polymers, to base chemicals, such as ethylene and propylene. These products are sold for use in a wide variety of industrial and consumer related applications. Our principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO"), and, until April 23, 2001, styrene. In addition, we manufacture, primarily for our own consumption, ethylene and propylene, the two basic chemical building blocks of our principal products. Our manufacturing facility is located in Odessa, Texas (the "Odessa Facility") which is near four pipelines from which we obtain most of our feedstocks and raw material supplies.

     Our Company is the result of the combination of three businesses operated by predecessor entities. In 1958, a subsidiary of The El Paso Company ("El Paso") built a styrene plant in Odessa, Texas. In 1960, El Paso and a predecessor of Dart Industries Inc. ("Dart") formed a joint venture to produce ethylene, propylene, polyethylene and polypropylene in Odessa, Texas. By 1983, El Paso acquired the full ownership of these businesses. Subsequently in 1983, El Paso sold its petrochemical, polyolefin and plastic film business to a management-led group of investors who consolidated the businesses under a Delaware corporation named Rexene Corporation ("Old Rexene"). In 1988, Old Rexene was sold to an investor group organized by an investment-banking firm.

     In October 1991, Old Rexene filed a petition for reorganization under the federal bankruptcy laws. On September 18, 1992, Old Rexene emerged from bankruptcy in accordance with a plan of reorganization providing for the merger of Old Rexene into its wholly-owned operating subsidiary, Rexene Products Company ("Products"), and Products subsequently changed its name to Rexene Corporation.

     On August 27, 1997, Huntsman Centennial Corporation ("Centennial"), a subsidiary of Huntsman Corporation, was merged with and into Rexene Corporation, and Rexene Corporation changed its name to Huntsman Polymers Corporation (the "Merger"). As a result of the Merger, Huntsman Corporation indirectly owns all of our common stock, and we are an indirect subsidiary of Huntsman Corporation.

     On September 30, 1997, we completed the sale of our assets comprising our CT Film Division (the "CT Business") to Huntsman Packaging Corporation, which, at that time, was an affiliate of the Company.

     For convenience in this report, the terms "Huntsman Polymers," "Company," "our," "us" or "we" may be used to refer to Old Rexene, Rexene Corporation and Huntsman Polymers Corporation and, where the context requires, their respective consolidated subsidiaries.

     Our corporate headquarters are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and our telephone number is (801) 584-5700.

RECENT EVENTS

     HUNTSMAN CORPORATION ACCOUNTS RECEIVABLE FINANCING AND AMENDMENT
AGREEMENT

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement. On the same date, Huntsman Corporation, which was not in compliance with certain financial covenants in its existing credit facilities, entered into amendment, forbearance and waiver agreements (collectively, the "Amendment Agreement"). Under the terms of the Amendment Agreement, existing defaults and some future defaults were waived, and the lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002 by lenders holding a majority of Huntsman Corporation's indebtedness under its existing credit facilities. In this connection, however, Huntsman Corporation has agreed to significant restrictions on the types and amounts of investments, loans and payments it would be permitted to make in and to the Company. These limitations permit Huntsman Corporation to make ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased, accruals of interest expenses and overhead allocations, additional loans, not to exceed $5 million, and certain other specified payments, but otherwise will prevent us from obtaining additional equity investments from Huntsman Corporation and will significantly limit our ability to obtain other financing under the intercompany loan agreement (the "Intercompany Loan Agreement") that we maintain with Huntsman Group Holdings Finance Corporation ("HGHFC"), which is our principal source of financing. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Changes in Financial Condition."

     FAILURE TO PAY INTEREST

     In the fourth quarter of 2001, we determined not to make the December 1, 2001 interest payment due on our 11 3/4% Senior Notes due 2004 (the "Senior Notes"). Our failure to make this interest payment within 30 days of the due date constituted an event of default under the Senior Notes. We have interest payments due on June 1, and December 1, 2002. Our ability to satisfy these obligations depends on a number of significant factors, including the availability of additional debt and equity financing. However, because the payment of interest on the Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement, it is unlikely that we will make the upcoming interest payments on our Senior Notes. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt" and "--Financial Restructuring." Moreover, we, along with Huntsman Corporation and our financial advisor, Dresdner Kleinwort Wasserstein, Inc. ("DrKW"), are engaged in discussions with our note holders (including an affiliate of Credit Suisse First Boston, the holder of over 73% of our Senior Notes), concerning the restructuring of our debt. A restructuring could be undertaken under court supervision or outside of court, and could result in a number of outcomes, including the following: modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes. While we believe our discussions are progressing toward a restructuring of our debt, there can be no assurance as to the final outcome of these discussions. If we are unsuccessful in our efforts to restructure our debt, we likely would seek a court sanctioned resolution. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt," "--Financial Restructuring" and "--Changes in Financial Condition."

     DISMISSAL OF INVOLUNTARY BANKRUPTCY PETITION

     On February 27, 2002, three holders of our Senior Notes filed an involuntary bankruptcy petition against the Company in the United States bankruptcy court in Delaware. According to their filing, these note holders held less than 1% of the total of our outstanding Senior Notes. On February 28, 2002 the petitioning note holders filed a motion to dismiss their petition, and, shortly thereafter, we filed a second motion to dismiss on several grounds, including that the bankruptcy filing was unfounded and improper. According to court filings made by the petitioners, the petitioners reached an agreement to sell their Senior Notes shortly after filing the involuntary bankruptcy petition against the Company. The bankruptcy court granted the petitioners' motion to dismiss and ordered the case dismissed with prejudice on March 8, 2002.

     RESTRUCTURING AND IMPAIRMENT CHARGES

     We engaged in a restructuring during 2001 and incurred restructuring charges of $140.0 million. In addition, we determined that, under Statement of Financial Accounting Standards ("SFAS") No. 121, we were required to review certain of our assets for possible impairment because significant declines in sales prices and operating cash flow during 2001 indicated that the carrying amounts of such assets might not be recoverable. Accordingly, we recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001. For more information, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--2001 Compared to 2000--Restructuring Costs and Impairment Charges."

PRODUCTS

     GENERAL

     Polyethylene, polypropylene, APAO and our other products are used in different industrial processes to manufacture many diverse finished goods. These principal end market products are set forth below:

                             [FLOW CHART]

     The following chart presents the net sales, excluding sales to our subsidiaries, contributed by the Company's products for the indicated periods:

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                               ---------------------    ---------------------    ---------------------
                                                                           (in thousands)
Polyethylene (LDPE/LLDPE)                       $         239,465        $         310,967        $         226,295
Performance Polymers and Other                            250,683                  363,625                  263,409
                                               ---------------------    ---------------------    ---------------------
Total                                           $         490,148        $         674,592        $         489,704
                                               =====================    =====================    =====================

     We sell a substantial portion of our products to Huntsman Corporation for resale to trade customers. Nevertheless, we are not dependent upon a single trade customer, or a few trade customers, the loss of any of which would have a material adverse effect on the Company.

     POLYETHYLENE

     Polyethylene represents the most versatile and most widely produced thermoplastic resin in the world. During 2001, 26.8 billion pounds of polyethylene were produced in the United States. The different grades, volumes and percentages of resins produced include High Pressure Low Density Polyethylene ("HP-LDPE"), 6.9 billion pounds or 26%; LLDPE, 7.3 billion pounds or 27%; and High Density Polyethylene ("HDPE"), 12.6 billion pounds or 47%. In 2001, we produced 392 million pounds of HP-LDPE and 197 million pounds of LLDPE/HDPE solution.

     We produce a variety of grades of HP-LDPE using both the Tubular and Autoclave processes. Many of the resins are designed to meet specific requirements of particular end users. Various types of conversion equipment, including extension coating, blown and cast film extrusion, injection and blow molding, and other proprietary methods of extrusion, use these differentiated polyethylene resins to provide high clarity, durability, sealability and low gel performance characteristics. Liner grade (general-purpose) polyethylene ordinarily competes principally on the basis of price, while more differentiated polyethylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. We participate in both market areas, but concentrate our efforts primarily in more differentiated areas.

     We are a licensee of Stamicarbon B.V.'s proprietary LLDPE solution technology, which uses octene comonomer, and produces higher value and performance products for specialized applications. We also produce LLDPE for less specialized products. Unlike performance products, these products compete primarily on the basis of price. Our product mix capabilities include Ultra Low Density, Linear Low Density, Medium Density and High-Density resins.

     In 2001, there were approximately 16 domestic producers of LDPE resins, some of which produce HP-LDPE and LLDPE. In 2001, these producers had an estimated combined, annual rated production capacity of approximately 31 billion pounds. The largest manufacturer of LDPE is ExxonMobil. In 2001, the five largest domestic producers of both LDPE and LLDPE were ExxonMobil, Dow Carbide, Equistar Chemicals LP, Westlake Polymers and Chevron Phillips. In 2001, we accounted for approximately 5% of the United States capacity of HP-LDPE and approximately 3% of the United States capacity for LLDPE.

     PERFORMANCE POLYMERS AND OTHER PRODUCTS

     POLYPROPYLENE. We currently produce a wide variety of polypropylene resin grades with a production capacity of 210 million pounds per year. These include high purity homopolymers, random and impact copolymers with properties specifically tailored for specialty markets and specific end-uses, such as medical, electrical and automotive applications. We are one of only two domestic producers of a super clean grade of polypropylene utilized for medical applications, electrical capacitor film and electronics packaging.

     In 2001, there were 13 domestic producers of polypropylene in the United States. The industry's estimated combined, rated annual production capacity was approximately 18.4 billion pounds in 2001. In 2001, the four largest domestic producers of polypropylene were BP Amoco, ExxonMobil, AtoFina and Basell USA Inc. In 2001, we accounted for approximately 1% of the United States production capacity for polypropylene. Competition for sales is dependent upon a variety of factors, including product price, technical support and customer service, and the degree of specialization of various grades of polypropylene. General-purpose polypropylene ordinarily competes principally on the basis of price, while more differentiated polypropylene competes principally on the basis of product quality, performance specifications and, to a lesser extent, price. Our polypropylene business is centered around the more differentiated polypropylene products.

     APAO. Eastman Chemical Company and the Company are currently the only domestic on-purpose producers of APAO. APAO is a special purpose, high quality polymer used primarily in the production of adhesives and sealants, modified bitumen roofing materials, lamination, wire and cable coating. These applications include hot melt adhesives for nonwovens, packaging, pressure sensitive and assembly applications and as a modifier of other polymers. We are the only domestic producer of butane copolymer APAO, a high value product used in hot melt adhesive applications.

     In addition, a few producers of polypropylene also produce atactic polypropylene ("APP"), which competes with APAO for some less performance driven uses. Based on management estimates, in 2001, we accounted for approximately 50% of the United States combined capacity for APAO and APP.

     OLEFINS AND OTHER PRODUCTS. We manufacture olefins from ethane and propane, which are fractionated from natural gas liquids ("NGLs"). At the Odessa Facility, we obtain a combination of pure and mixed NGLs from NGL extraction plants located in West Texas. Generally, ethane and propane prices are established in Mont Belvieu, Texas according to prevailing market conditions. However, we are able to purchase NGLs containing ethane and propane in West Texas at prices discounted from prevailing reported average Mont Belvieu prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. We believe feedstock supplies available in Odessa are currently adequate for our requirements. We have storage capacity for an approximate 14-day supply of feedstocks.

     During 1999, we completed a major expansion and modernization that increased our ethylene production from approximately 600 million to 850 million pounds per year. We currently consume substantially all of the ethylene that we produce internally; however, we selectively sell approximately 40-60 million pounds of liquid ethylene annually to customers, none of which is located on the Gulf Coast pipeline grid.

EXPORT SALES

     The following chart summarizes revenues from export sales, and the percentages of net sales represented by export sales, for the indicated years ended December 31:

                                                       2001                     2000                     1999
                                               ---------------------    ---------------------    ---------------------
                                                                       (dollars in thousands)
Export sales                                    $          82,505        $          50,498        $          31,211
Percentage of net sales                                        17%                       7%                       6%

     Export sales as a percentage of net sales increased by 10% primarily due to a 4% decrease in domestic sales and a 6% increase in export sales, primarily to Canada and Mexico.

SIGNIFICANT CUSTOMERS

     We sell a substantial portion of our products to Huntsman Corporation for resale to trade customers. Nevertheless, we are not dependent upon a single trade customer, or a few trade customers, the loss of any of which would have a material adverse effect on the Company. See "Item 13--Certain Relationships and Related Transactions" for a further discussion of our transactions with affiliates.

PRODUCT DEVELOPMENT AND TECHNICAL SERVICES

     We continually seek to deliver to the market products that bring performance and value to our customers. The Company actively engages in ongoing product development efforts for all its product lines. For example, several new APAO products were developed in 2000-2001 that have been successfully introduced and commercialized for adhesives and roofing applications. Our growth in the adhesives market is directly attributable to both basic and applied product development efforts. We expect that continued development work in 2002 will lead to a new product line also designed for specialty adhesive applications.

     We licensed the "Compact" process for the manufacture of LLDPE from Stamicarbon, B.V., a licensing subsidiary of DSM. Commercial production began in the second quarter of 1999, and it is the only North American facility of its kind. Operation of this process has allowed us to focus on our strategy of producing higher value products for specialized applications. Product development work in value-added octene LLDPE has led to the introduction of new, higher-performance products that were successfully commercialized in 2001. These products offer better durability, optical properties and processability than commodity grades of LLDPE.

     The Company supports its commercial products with a highly competent and professional technical service staff. These services help us create and sustain customer loyalty and are important in supporting sales of our higher value products.

     We spent $3.8 million, $5.3 million and $6.5 million per year for product development and technical services during the years ended December 31, 2001, 2000 and 1999, respectively. We anticipate spending approximately $3.2 million for these services in 2002.

RAW MATERIALS FOR PRINCIPAL PRODUCTS

     Principal raw materials purchased by the Company consist of ethane and propane extracted from NGLs and propylene (all of which are referred to as "feedstocks") for the polymer businesses. The prices of feedstocks fluctuate based upon the prices of natural gas, weather conditions affecting the demand for natural gas and other factors. During the latter part of 2000 and the early part of 2001, feedstock prices increased significantly, following the unprecedented increases in natural gas and oil prices. During 2001, feedstocks accounted for approximately 40% of our total cost of sales. As a result, increases and decreases in raw material costs can have a significant impact on operating results.

     The principal feedstocks for our captive ethylene and propylene production at the Odessa Facility are ethane and propane. Ethane and propane prices are established in Mont Belvieu, Texas (Gulf Coast) according to prevailing market conditions, but we are able to purchase NGLs containing ethane and propane in West Texas at prices discounted from the prevailing reported average Mont Belvieu, Texas prices. These discounts reflect a significant portion of the cost for the producers to transport NGLs containing ethane and propane to Mont Belvieu, Texas and to fractionate them into pure ethane and propane. In 2001, we acquired essentially all of the Odessa Facility's requirements for ethane and propane under such arrangements.

     The Odessa Facility obtains a combination of pure and mixed streams of NGLs from NGL pipelines and NGL extraction plants located in West Texas and uses such streams to obtain ethane and propane feedstocks for the Company's olefins plant. In 2001, the Odessa Facility consumed approximately 717 million and 290 million pounds of ethane and propane, respectively, and in 2000, the Odessa Facility consumed ethane and propane of approximately 801 million and 386 million pounds, respectively. In 2001, the Company produced substantially all of its ethylene and approximately 24% of its propylene requirements for the Odessa Facility. Our other propylene requirements were purchased from third parties. The feedstock supplies available in Odessa are currently adequate for the Company's requirements. We have storage capacity for an approximately fourteen-day supply of feedstocks.

EMPLOYEES

     As of December 31, 2001, the Company employed 520 persons. Overall, we believe that our relations with our employees are good.

INTELLECTUAL PROPERTY RIGHTS

     We own approximately 100 patents and pending patent applications (including U.S. and foreign) and we use trade secrets, including substantial know-how, which relate to our polyethylene, polypropylene and APAO products. Although patents and trade secrets are important to us, we do not believe that the loss of any patent would have a material adverse effect on our financial condition. We also use the technology of others under license agreements in certain of our manufacturing operations. Our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our financial condition. Various trademarks owned by the Company or its affiliates are used in connection with the sale of our products. We do not believe that the loss of the right to use any trademarks owned by the Company would have a material adverse effect on our financial condition. Our use of the trademark "Huntsman" is subject to the terms of our license to use such trademark from the owner of the trademark, Huntsman Group Intellectual Property Holdings Corporation.

ENVIRONMENTAL AND RELATED REGULATION

     GENERAL

     Our business of manufacturing and distributing chemical products and its related production of by-products and wastes entails risk of adverse environmental effects. As a result, we are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facility requires operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to change our equipment or operations, and any such changes could have a material adverse effect on our businesses. Accordingly, given our businesses, environmental or regulatory matters may cause us significant unanticipated losses, costs or liabilities.

     Under some environmental laws, we may be jointly and severally liable for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, we may, under some circumstances, be required to remediate contamination at our properties regardless of when the contamination occurred.

     We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million and $9.7 million in 2001 and 2000, respectively. We also spent approximately $3.3 million and $4.5 million relating to capital expenditures for environmentally related projects in 2001 and 2000, respectively. In 2002, we anticipate spending approximately $4.8 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $0.2 million for 2002. Environmental capital spending is estimated at $3.3 million for 2002. Generally, we expect to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

     We carry Pollution Legal Liability insurance to address some of the potential environmental liabilities, subject to the policy terms, limits, exclusions and deductibles, on both a Sudden and Accidental basis and on a Gradual basis for occurrences first commencing after July 1, 1997. We also carry Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa Facility, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

     Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials.

     TNRCC FLARE INVESTIGATION

     By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa Facility. In addition, since January 1999, our Odessa Facility experienced upsets on several occasions that led to flaring or excess emissions which the TNRCC claims were in violation of state law. The TNRCC sought penalties for all alleged violations. On January 30, 2002, the claims asserted by the TNRCC were settled in an agreed order. In the order, we denied any liability, but agreed to a $140,000 penalty, $70,000 of which was paid to the State and $70,000 of which was paid to the City of Odessa to fund a supplemental environmental project.

     As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions have been filed. Three of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of our contractors and design engineers, one of whom has sought indemnity against us. The remaining filed cases involve a total of about 192 claimants. Although counsel to the Company believes that the Company has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

     SOLID WASTES

     In March 1994, the TNRCC granted us a permit to operate three hazardous waste management units at the Odessa Facility, as treatment/storage/disposal facilities under RCRA. This permit and an accompanying compliance plan require certain corrective actions with respect to existing soil and groundwater contamination at a number of the solid waste management units at the Odessa Facility. Pursuant to the permit and compliance plan, we have installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk presented to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and implemented a remediation plan approved by the TNRCC. As of December 31, 2001, the TNRCC has approved closure for 55 of the plant's solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing. In addition, the permit has recently been modified to reflect closure of one of the original three hazardous waste management units.

     AIR EMISSIONS

     In 1990, Congress amended the federal Clean Air Act to require control of certain emissions not previously regulated, some of which are emitted by our facilities. This legislation requires the Company (and others in the industry with such emissions) to implement additional pollution control measures. Some of the regulations detailing these additional control measures have either not yet been promulgated or have not been fully implemented. We expect that modifications required by the currently published regulations can be accomplished within our projected capital budget, but can give no assurance that the costs we may incur to comply with regulations that have not yet been issued will not be significant.

     The Company is subject to federal and Texas air permitting regulations. Most plant operations are governed by existing air permits. Permitting of the remaining facilities is being conducted currently in preparation for upcoming federal air requirements associated with federal Clean Air Act Title V permits.

     ADDITIONAL ENVIRONMENTAL ISSUES

     CERCLA and similar laws in many states impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. We have sent wastes from our operations to various third-party waste disposal sites. In this connection, we have developed estimates for the clean-up of known waste sites and included these potential liabilities in our environmental accrual account. From time to time we receive notices from representatives of governmental agencies and from private parties contending that we are potentially liable for a portion of the investigation and remediation costs at third-party and currently and formerly-owned sites. Although there can be no assurance, we do not believe that our liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

     The Company was sued on December 6, 2001, by Lyondell Chemical Company and Atlantic Richfield Company in the U.S. District Court for the Eastern District of Texas, for contribution with regard to remediation expenses at the Turtle Bayou (Petro Chemical Systems, Inc.) superfund site in Liberty County, Texas. Based upon the facts known to the Company, we believe that we have one or more complete defenses to the suit and that even if the court rejects those defenses, the percentage contribution we would likely be required to pay would not be material to our financial condition. Nevertheless, the potential exists for significant liability in such a case because of joint and several liability.

     In December of 2000, the New Mexico Environmental Bureau's Oil Conservation Division ("OCD") gave notice that it is alleging that the Company may be a responsible party in the cleanup of an old abandoned refinery located in Bloomfield, New Mexico. Although the site is contaminated and was evaluated in about 1990 under the state's superfund program and the federal superfund program, it was not pursued under either of those programs. The site was previously owned by El Paso Energy, El Paso Products, and Kimbell and McNutt. Huntsman Polymers notified the OCD that Huntsman Polymers has never had an ownership interest in the site and does not believe that it acquired any liability relating to the site from its previous owners. In addition, the State of New Mexico contacted Rexene about the site in 1990, had notice of the Rexene bankruptcy in 1991-1992, made a claim against Rexene regarding another site but did not make a claim in the bankruptcy proceeding regarding this site. Consequently, even if the OCD had a claim against Rexene at one time, the claim may have been extinguished by the bankruptcy. However, if a court ultimately finds that OCD does have an actionable claim, the potential exists for significant remediation liability.

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

     We continually review our estimates of potential environmental liabilities, and we have approximately $6.4 million accrued in our December 31, 2001 balance sheet as an estimate of our total potential environmental liability with respect to investigating and remediating known and assessed site contamination. However, no assurance can be given that all potential liabilities arising out of our present or past operations have been identified or fully assessed or that the amount that might be required to investigate and remediate such conditions will not be significant to the Company.

ITEM 2.  PROPERTIES

     We manufacture chemical products at our Odessa Facility. The Odessa Facility is located on an approximately 875-acre site in West Texas which contains plants producing polyethylene, polypropylene, APAO and, until April 23, 2001, styrene, as well as ethylene and propylene primarily for captive use. The Odessa Facility is located near four NGL pipelines from which it derives its supply.

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

     The polypropylene plant in Odessa, Texas has been in operation since 1964 and, in 2001, had a total rated annual production capacity of approximately 210 million pounds. APAO is produced in a former polypropylene plant that was converted in 1986 and has a total rated annual production capacity of approximately 65 million pounds.

     The olefin plant at the Odessa Facility has been in operation since 1961 and was modernized and expanded in 1999. The plant currently has a rated capacity of approximately 850 million pounds of ethylene and approximately 325 million pounds of propylene.

     The styrene plant in Odessa, Texas began operations in 1958 and had a total rated annual production capacity of approximately 330 million pounds. Operation of this plant ceased on April 23, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and we sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. We appealed the award in Texas state court, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. Following mediation between the parties, the matter was settled on August 30, 2001 for a total settlement amount of $22.1 million. Under the terms of the settlement agreement, we paid S&B $10.0 million on September 14, 2001. In accordance with agreements with its lenders, Huntsman Corporation paid S&B $6.1 million on December 31, 2001, taking a partial assignment of the mechanics' lien securing our obligations to S&B. We anticipate that Huntsman Corporation will pay S&B $6.0 million plus interest on April 1, 2002, the remaining portion under the settlement agreement, and Huntsman Corporation will at that time take an assignment of the remaining portion of the mechanics' lien. We will then be obligated to pay $12.1 million plus interest and possible penalties to Huntsman Corporation, and Huntsman Corporation has agreed to extend the time for payment of this obligation. In the event we do not pay the obligation, Huntsman Corporation would have the right to foreclose on the assets subject to the mechanics' lien. In accounting for this transaction, we reduced our accrued liability to S&B and increased our liability to Huntsman Corporation.

     We are a party to various other lawsuits arising in the ordinary course of business, and we do not believe that the outcome of any of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

     With respect to certain pending or threatened proceedings involving the discharge of materials into or protection of the environment, see "Item 1--Business--Environmental and Related Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of December 28, 2001, Huntsman Polymers Holdings Corporation ("HPHC" or our "Parent"), the sole shareholder of the Company, by written consent, elected Jon M. Huntsman and Peter R. Huntsman as directors of the Company and ratified actions taken by the officers and directors of the Company during the preceding year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since August 27, 1997, there has been no established public trading market for any class of common equity securities of the Company.

HOLDERS

     As of the date of this report, there was one holder of record of the common stock of the Company, HPHC, a wholly-owned subsidiary of Huntsman Corporation.

DIVIDENDS

     Since the Merger, no dividends have been declared or paid. Although we have not established a formal policy with respect to the declaration of dividends, we may evaluate the advisability of declaring dividends on a periodic basis based on a number of factors, including our financial condition and results of operations. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company as of the dates and for the periods indicated. Information should be read in conjunction with our Consolidated Financial Statements and Notes thereto included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." In the Merger, effective August 27, 1997, Centennial, a wholly-owned indirect subsidiary of Huntsman Corporation, merged with and into Rexene Corporation to form the Company. The Merger has been accounted for using the purchase method of accounting, and Centennial's cost of merging with the Company was allocated to the assets and liabilities of the Company based on estimated fair values of such assets and liabilities. In a transaction effective September 30, 1997, the Company sold the CT Business to an affiliate of the Company. The Consolidated Financial Statements for periods prior to September 1, 1997 have been prepared on a historical cost basis, adjusted for discontinued operations. As a result of the Merger, the Company's financial position and operating results for the four months ended December 31, 1997 reflect a new basis of accounting and are not comparable to prior periods.

                                                                                                                   Predecessor
                                                                                                                     Company
                                                                                                                   -------------
                                                                                                 Four Months       Eight Months
                            Year Ended       Year Ended        Year Ended        Year Ended         Ended             Ended
                           December 31,     December 31,      December 31,      December 31,     December 31,       August 31,
                               2001             2000              1999              1998             1997              1997
                           -------------    --------------    -------------     -------------    -------------     -------------
                                                                      (in thousands)
CONSOLIDATED STATEMENTS
   OF OPERATIONS DATA
   ADJUSTED FOR
   DISCONTINUED
   OPERATIONS:
   Net sales                $ 490,148        $ 674,592         $ 489,704         $ 365,748        $ 139,675         $ 307,603
   Operating income          (622,714)         (25,291)          (15,200)          (11,285)           3,462            42,460
(loss)
   Loss from continuing
     operations              (593,714)         (45,758)          (35,075)          (20,194)          (4,483)            3,155
   Loss from discontinued
     operations, net               --               --                --                --             (218)           (2,692)
   Income (loss) before
     extraordinary loss      (593,714)         (45,758)          (35,075)          (20,194)          (4,701)              463
   Extraordinary loss,
       net of income taxes         --               --                --                --               --              (694)
                           -------------    --------------    -------------     -------------    -------------     -------------
Net income (loss)           $(593,714)       $ (45,758)        $ (35,075)        $ (20,194)       $  (4,701)        $    (231)

                                                                                                                   Predecessor
                                                                                                                     Company
                                                                                                                   -------------
                              As of             As of            As of             As of            As of             As of
                           December 31,     December 31,      December 31,      December 31,     December 31,       August 31,
                               2001             2000              1999              1998             1997              1997
                           -------------    --------------    -------------     -------------    -------------     -------------
                                                                      (in thousands)
CONSOLIDATED BALANCE
   SHEET DATA ADJUSTED
   FOR DISCONTINUED
   OPERATIONS:
   Working capital          $(509,426)       $  47,072         $  32,431         $  24,041        $ 103,261         $  61,188
   Total assets               507,411        1,137,633         1,176,431         1,109,131          943,123           541,067
   Long-term debt
(current portion) and
other noncurrent              566,763          596,616           594,164           656,413          694,241           428,927
liabilities
   Stockholder's equity     $(139,942)       $ 422,772         $ 468,530         $ 398,605        $ 168,799         $ 166,260


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We manufacture chemical products used in a wide variety of industrial and consumer-related applications. Our principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO") and, until April 23, 2001, styrene.

     The markets in which we compete are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these markets have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of our products, such as APAO, are generally less sensitive to economic cycles. In addition, our polyethylene and polypropylene businesses focus on higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades.

     The principal raw materials used in our polyethylene, polypropylene and APAO businesses are ethane and propane extracted from NGLs, and propylene (all of which are referred to as "feedstocks"). In 2001, the Company produced substantially all of its ethylene requirements and about 24% of its propylene requirements. We believe that the feedstock supplies available in Odessa, Texas are currently adequate for our requirements. The percentage of feedstock costs compared to the Company's total cost of sales remained relatively unchanged at 40% in 2001 compared to 41% in 2000. The percentage of feedstock costs compared to the Company's revenues was 45.4% in 2001 as compared to 40.7% in 2000. Feedstock prices increased in late 2000 and early 2001 because of the unprecedented increases in natural gas prices. Those prices returned to levels more consistent with historical levels during mid to late 2001.

RESULTS OF OPERATIONS

     SELECTED FINANCIAL RESULTS:

                                                                    Actual Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                        2001                    2000                     1999
                                                        ----                    ----                     ----
                                                                            (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS:
Revenues                                          $         490,148      $         674,592        $         489,704
Cost of goods sold                                          562,164                667,333                  482,854
                                                 -------------------    ---------------------    ---------------------
Gross profit                                                (72,016)                 7,259                    6,850
Selling, general and administrative                         (25,297)               (32,550)                 (22,050)
Restructuring costs and impairment charges                 (525,401)                     -                        -
                                                 -------------------    ---------------------    ---------------------
Operating loss                                             (622,714)               (25,291)                 (15,200)
Interest expense, net                                       (49,219)               (50,132)                 (44,817)
Other income (expense)                                          (69)                 3,164                    4,799
                                                 -------------------    ---------------------    ---------------------
Income (loss) from continuing operations
   before income taxes                                     (672,002)               (72,259)                 (55,218)
Income tax benefit (expense)                                 78,288                 26,501                   20,143
                                                 -------------------    ---------------------    ---------------------
Loss from continuing operations                   $        (593,714)     $         (45,758)       $         (35,075)
                                                 ===================    =====================    =====================

     2001 COMPARED TO 2000

     REVENUES. The Company's net sales decreased $184.5 million from $674.6 million in 2000 to $490.1 million in 2001, principally due to extremely weak demand in oversupplied markets, which adversely affected pricing on the majority of the Company's products. The closure of the styrene facility in April 2001 negatively affected sales revenue by $62.8 million. Polyethylene sales revenue decreased $71.5 million due to a 36.1 million pound decrease in volume and a $.092 per pound decrease in the average sales price due to weak demand and oversupplied markets. Olefins and other revenue decreased $22.6 million as a result of lower industry operating rates due to weak derivative demand, addition of new ethylene capacity and declining raw material and energy costs that kept downward pressure on ethylene and other derivative pricing. Polypropylene sales revenue decreased $18.3 million as pricing went down $.035 due again to weakness in the polypropylene market (although, from a demand perspective, the weakness was not as severe as with other polymer groups). Flexible polyolefins ("FPO") sales revenue decreased $11.7 million as virtually no FPO sales occurred in 2001.

     GROSS PROFIT. The Company's gross profit decreased $79.3 million from profit of $7.3 million in 2000 to a loss of $72.0 million in 2001. Polyethylene gross profit decreased $57.9 million, which was primarily the result of a $52.8 million decrease due to lower selling prices. Olefins gross profit decreased $17.6 million, reflecting a $30.6 million decrease due to lower selling prices, partially offset by lower raw material and energy prices of $13.0 million. Polypropylene gross profit decreased $5.9 million resulting from a decrease in the selling prices of $5.6 million. All the price decreases were the result of weak market demand and over-capacity in the industry described above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $7.3 million from $32.6 million in 2000 to $25.3 million in 2001. The decrease was primarily due to $6.1 million of legal costs incurred in 2000 associated with the S&B dispute discussed in "Item 3--Legal Proceedings" and reduced information technology, safety, environmental and international support services.

     RESTRUCTURING COSTS AND IMPAIRMENT CHARGES. The Company incurred restructuring costs and impairment charges of $525.4 million during 2001. The restructuring costs were recorded in two phases.

- Phase I, which resulted in a charge of $29.8 million during the second quarter of 2001, was the result of the closure of the Company's styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The program included a workforce reduction at the Odessa Facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, decommissioning costs of $2.6 million for the styrene unit, $4.8 million in non-cancelable lease charges, an $8.9 million write-down of the styrene unit fixed assets and a $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001.

- Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. Management anticipates that this program will result in the discharge of 93 regular employees at the Odessa Facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. The Company expects this phase to be completed by April 2002.

     Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

     We recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to our property, plant and equipment. During 2001, we experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of our products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of our restructuring efforts, we performed a review of our remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged DrKW as its financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, DrKW provided a valuation report to our management which indicated an impairment of our assets. As a result, in the fourth quarter of 2001 we assessed certain fixed assets for impairment as required under SFAS No. 121.

     We performed an evaluation of the recoverability of our assets as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value of these assets was less than their carrying value. The fair value of the Company's net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. Fair value estimates, by their very nature, rely upon considerable management judgment; accordingly, actual results may vary significantly from our estimates.

     The restructuring costs and impairment charges were recorded against the following accounts: $463.0 million against property, plant and equipment; $33.8 million against goodwill; $5.1 million against inventories; and $23.5 million against cash and accrued liabilities.

     A summary of the combined Phase I and Phase II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                               Total               Non-Cash              Cash           Liabilities at
                                              Charge               Charges             Payments        December 31, 2001
                                         ------------------    -----------------    ---------------    -----------------
Work force reduction                       $    11,038           $        --          $    6,518          $   4,520
Styrene unit decommissioning                     2,601                    --                 986              1,615
Polypropylene Line 1 decommissioning               200                    --                  --                200
Non-cancelable lease costs                       5,348                    --               1,304              4,044
Property and equipment                         463,038               463,038                  --                 --
Goodwill                                        33,788                33,788                  --                 --
Provision for unusable supply
   inventory                                     8,565                 5,067               2,999                499
Other charges                                      823                    --                 823                 --
                                         ------------------    -----------------    ---------------     --------------
Total restructuring costs                  $   525,401           $   501,893          $   12,630          $  10,878

     Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by April 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. When both plant closure and cost restructuring initiatives are fully implemented, the Company expects pretax savings in operating expenses will approximate $34 million on an annualized basis.

     OTHER INCOME (EXPENSE). The Company's other income (expense) decreased $3.3 million from income of $3.2 million in 2000 to expense of $0.1 million in 2001. The prior year income was primarily due to a $3.6 million refund received from the U.S. Department of Energy in 2000 relating to the Subpart V crude oil proceeding and a $1.9 million gain on the sale of equipment in 2000, which were partially offset by a $3.0 million start-up flaring settlement incurred in 2000 (see "Item 3--Legal Proceedings").

     INTEREST EXPENSE, NET. Interest expense, net decreased $0.9 million from $50.1 million in 2000 to $49.2 million in 2001, primarily due to reductions in market interest rates, offset by an increase in average outstanding balances. The average amount of debt outstanding and the average interest rate for the affiliate capital lease and the intercompany borrowing for the years ended December 31, 2001 and 2000 were as follows:

                                                                 Dollars in Millions
                                         Senior Notes          Affiliate Capital Lease       Intercompany Borrowing
                                    -----------------------    ------------------------     -------------------------
Year Ended December 31, 2001
   Average Amount of Debt               $     174.9                 $          67.9              $         285.1
   Average Interest Rate                       11.75%                           8.52%                        9.02%
Year Ended December 31, 2000
   Average Amount of Debt               $     174.9                 $          63.8              $         240.3
   Average Interest Rate                       11.75%                          10.02%                       10.02%

     INCOME TAX EXPENSE. Income tax benefit increased $51.8 million from $26.5 million in 2000 to $78.3 million in 2001, due to decreased operating results for the reasons stated above.

     NET LOSS FROM CONTINUING OPERATIONS. The Company's net loss from continuing operations increased $547.9 million from $45.8 million in 2000 to $593.7 million in 2001. The increased loss is a result of the reasons stated above.

     2000 COMPARED TO 1999

     REVENUES. The Company's net sales increased $184.9 million from $489.7 million in 1999 to $674.6 million in 2000. This increase was approximately 70% due to higher average selling prices across all the Company's product lines and approximately 30% due to higher sales volumes in polyethylene, styrene and olefins. Higher selling prices were a major result of higher energy and feedstock prices, particularly in the second half of 2000. Volume increases were primarily the result of improved operating performance with the Company's olefins unit and a full year of continuous operation at the new LLDPE facility. Olefin revenue increased $56.1 million, primarily due to a 5.5 cents per pound improvement in the average sales price and a 93 million-pound increase in sales volume due mainly to improved operations. LLDPE sales increased $47.8 million due to a 2.1 cents per pound improvement in average selling price resulting from a full year of continuous operations of the new LLDPE facility and an 82.9 million pound increase in sales volume. LDPE sales revenue increased $36.9 million resulting from a 7.0 cent increase in selling price and a 20.6 million pound increase in sales volume. Styrene sales revenue increased $32.5 million due to a 9.2 cent improvement per pound in average selling price and a 15.8 million pound increase in sales volume due mainly to improved operations of the styrene plant. Polypropylene sales revenue increased $16.6 million resulting from a 9.2 cent increase in the average selling price partially offset by a 1.4 million pound sales volume reduction.

     GROSS PROFIT. The Company's gross profit increased $0.4 million from $6.9 million in 1999 to $7.3 million in 2000. The increase in gross profit is primarily a result of the higher revenues discussed above, including the improved operations in the Olefins unit and a full year of continuous operation of the new LLDPE facility, all of which were substantially offset by higher raw material and manufacturing costs.

     SG&A. Selling, general and administrative expenses increased $10.5 million from $22.1 million in 1999 to $32.6 million in 2000. The increase was primarily due to higher 2000 legal costs of $6.1 million relating to plant construction disputes as well as higher overhead allocations from an affiliate of the Company, reflecting increased information technology, safety, environmental and international support services.

     INTEREST EXPENSE, NET. Interest expense, net increased $5.3 million from $44.8 million in 1999 to $50.1 million in 2000, primarily due to significant decreases in capitalized interest resulting from the completion of the Company's modernization and expansion projects in 1999.

                                                                 Dollars in Millions
                                        Senior Notes           Affiliate Capital Lease       Intercompany Borrowing
                                    ----------------------    --------------------------     ------------------------

Year Ended December 31, 2000
   Average Amount of Debt                $       174.9             $          63.8                $         240.3
   Average Interest Rate                          11.75%                      10.02%                         10.02%
Year Ended December 31, 1999
   Average Amount of Debt                $       174.9             $          59.7                $         250.4
   Average Interest Rate                          11.75%                       8.94%                          8.94%

     OTHER INCOME (EXPENSE). The Company's other income decreased $1.6 million from $4.8 million in 1999 to $3.2 million in 2000. This change was primarily due to the absence of a $4.5 million one-time receipt of the final settlement of an insurance claim which occurred in the 1999 period, partially offset by a $3.6 million refund received from the U.S. Department of Energy in 2000 relating to the Subpart V crude oil proceeding.

     INCOME TAX EXPENSE. Income tax benefit increased $6.4 million from $20.1 million in 1999 to $26.5 million in 2000, due to decreased operating results for the reasons stated above.

     NET LOSS FROM CONTINUING OPERATIONS. The Company's net loss from continuing operations increased $10.7 million from $35.1 million in 1999 to $45.8 million in 2000. The increased loss is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

     CASH. Net cash used in operating activities for 2001 was $68.5 million, as compared to $26.1 million provided by operating activities in 2000. This change was attributable to a larger net loss of $593.7 million which occurred during 2001, partially offset by non-cash charges of $501.9 million related to the retirement and impairment of fixed assets and goodwill and a reduction in cash used in working capital. The increase in cash provided by working capital was primarily due to a $46.7 million increase in cash provided by receivables and a $29.3 million increase in cash from a reduction in inventories, partially offset by a $71.6 million increase in cash used for accounts payable and accrued liabilities.

     Net cash used in investing activities for 2001 was $11.4 million, as compared to $20.2 million in 2000. This decrease was attributable to a decrease in the proceeds from the sale of property and a decrease in capital expenditures.

     Net cash provided by financing activities for 2001 was $79.9 million, as compared to $5.9 million used in financing activities in 2000. The increase was primarily attributable to a net increase in the level of intercompany borrowings and capital contributions from the Company's parent during 2001 as compared to 2000.

     DEBT. As of December 31, 2001, we owed $279.1 million under the Intercompany Loan Agreement that we maintain with HGHFC, $174.9 million under our Senior Notes and $67.9 million pursuant to a capital lease with Huntsman Corporation. For a discussion of our Senior Notes, see "--Financial Restructuring" below.

     The Intercompany Loan Agreement is our principal source of financing, and, as discussed in the following paragraphs, our ability to obtain additional financing under the Intercompany Loan Agreement has been significantly limited. In addition, our ability to borrow under the Intercompany Loan Agreement is subject to the limitations imposed by the Indenture governing our Senior Notes.

     As of December 31, 2001, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities, as amended and supplemented (the "Existing HC Credit Facilities"). As collateral for its obligations under the Existing HC Credit Facilities, Huntsman Corporation has pledged its 100% ownership interest in our Parent, and our Parent has pledged its 100% ownership interest in the Company. In addition, we and our Parent are guarantors of Huntsman Corporation's obligations under the Existing HC Credit Facilities. We have granted security interests and liens on substantially all of our assets to secure our obligations under our guaranty to Huntsman Corporation's lenders (the "Guaranty"), subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The Guaranty provides that our maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, we do not have any liability under the Guaranty. Nevertheless, as a result of recent amendments to the Existing HC Credit Facilities, Huntsman Corporation's lenders now have certain rights to receive assignments of security interests in our assets created in connection with the Intercompany Loan Agreement.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in the Existing HC Credit Facilities entered into the Amendment Agreement. Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay certain interest until March 15, 2002. On March 15, 2002, the Forbearance Period was extended until June 30, 2002. If the Forbearance Period is not extended beyond June 30, 2002, or if the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed or unless Huntsman Corporation's debt is restructured before June 30, 2002, Huntsman Corporation's lenders could pursue certain remedies under the Existing HC Credit Facilities including accelerating the debt due, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above.

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement (the "HC Supplemental Credit Agreement") with certain of its lenders under Existing HC Credit Facilities pursuant to which a revolving loan facility of $40 million and a term loan facility of $110 million were made available to it. Proceeds from the HC Supplemental Credit Facility will be used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. Pursuant to the Amendment Agreement and the HC Supplemental Credit Facility, Huntsman Corporation is only permitted to make certain investments in or payments to the Company, including ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased by Huntsman Corporation from the Company, accruals of interest expense and overhead allocations, payments to purchase S&B's claim against the Company, and additional loans, not to exceed $5 million, made through the Intercompany Loan Agreement. These limitations also prohibit us from obtaining additional equity investments from Huntsman Corporation.

     The acceleration by Huntsman Corporation's lenders of the debt under the Existing HC Credit Facilities would cause an acceleration of our obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, we reclassified the intercompany borrowings portion of affiliate debt as a current liability. We have granted security interests and liens on substantially all of our assets to secure our obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been repaid in full. Acceleration of the debt under the Existing HC Credit Facilities and of our obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of our obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of our Parent or us would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under such circumstances, there can be no assurance that we would have sufficient funds to purchase all or part of the Senior Notes.

     FINANCIAL RESTRUCTURING. Our ability to satisfy our financial obligations depends on a number of significant factors, including, but not limited to, the availability of debt or equity financing. In the past, we have used the Intercompany Loan Agreement as our primary source of financing. However, we do not expect to be able to obtain the additional financing we may need under the Intercompany Loan Agreement in the foreseeable future. Under the Amendment Agreement and the HC Supplemental Credit Agreement, Huntsman Corporation is prohibited from providing us with additional equity financing and is significantly limited in the other financing it can provide to us. The Amendment Agreement also contains a condition that would cause the Forbearance Period to terminate if we make any interest payments on the Senior Notes.

     We did not make the interest payment under the Senior Notes due on December 1, 2001. Our failure to pay such interest within 30 days of the due date constituted an event of default under the Senior Notes and could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes. Moreover, we have interest payments due on June 1, and December 1, 2002. However, because the payment of interest on our Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement, it is unlikely that we will make the upcoming interest payments on our Senior Notes.

     We are negotiating with an affiliate of Credit Suisse First Boston, holder of approximately 73% of the Senior Notes to restructure our obligations under the Senior Notes. We can give no assurance that we will reach an agreement with the holders of the Senior Notes, or that any such agreement will be on terms which are favorable to the Company. In addition, a restructuring of our obligations could result in a number of outcomes, including modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes.

     If we are unable to meet our cash requirements from borrowings, existing cash and cash equivalent balances and cash flow from operations, we will be forced to make choices among the various demands on our liquidity. This is likely to have a material adverse effect on our financial position and results of operations. Any contraction in the availability of trade credit would increase our cash requirements, could impact our ability to obtain raw materials and could accelerate our need to pursue other alternatives. Accordingly, in early October 2001, Huntsman Corporation engaged DrKW as its financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans.

     The foregoing uncertainties, together with our recurring losses from operations, negative working capital position and net stockholder's capital deficiency, raise significant concerns about our ability to continue our operations without some form of financial restructuring. Consistent with these circumstances, the audit opinion on our Consolidated Financial Statements for the year ended December 31, 2001 expresses substantial doubt about our ability to continue as a going concern. See "Notes to Consolidated Financial Statements--1. Summary of Significant Accounting Policies--Basis of Presentation."

     We currently expect that cash provided by our business will provide us with sufficient liquidity to allow us to continue our operations for the near term. We anticipate that we will continue to fund our operations in this manner until our debt is restructured, either by agreement with the holders of our Senior Notes and our other lenders or pursuant to a court sanctioned plan of restructuring. Accordingly, we intend to meet our operating and capital needs in 2002 through a combination of:

     - improved operating performance resulting from improved industry conditions and the reduction of fixed costs in connection with our operational restructuring;

     - borrowings under the Intercompany Loan Agreement, to the extent permitted;

     - sales of inventory to Huntsman Corporation as permitted under the HC Supplemental Credit Agreement and the Amendment Agreement; and

     - Targeted reductions in working capital and reduced capital expenditures.

     CAPITAL EXPENDITURES. Capital expenditures for 2001 were $13.4 million, a decrease of $10.8 million as compared to 2000. The Company expects to spend between $9.0 and $10.0 million during 2002 on capital projects.

     POTENTIAL ENVIRONMENTAL LIABILITIES. A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, we will need to address a number of potential environmental costs relating to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of our present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. We have approximately $6.4 million accrued in the December 31, 2001 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

     We may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million and $9.7 million in 2001 and 2000, respectively. We also spent approximately $3.3 million and $4.5 million relating to capital expenditures for environmentally related projects in 2001 and 2000, respectively. In 2002, we anticipate spending approximately $4.8 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $0.2 million for 2002. Environmental capital spending is estimated at $3.3 million for 2002. Generally, we expect to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, we cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

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

     In addition, future regulatory developments could restrict or possibly prohibit existing methods of environmental compliance. At this time, we are unable to determine the potential consequences such possible future regulatory developments would have on our financial condition. As appropriate, we review our estimates of potential environmental liabilities.

     We carry Pollution Legal Liability insurance to address many potential environmental liabilities on both a sudden and accidental basis and on a gradual basis for occurrences commencing after July 1, 1997 on our operations. Such coverage is subject to customary terms, limits, exclusions and deductibles. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa Facility which are regulated by the TNRCC. This insurance satisfies requirements of the TNRCC governing operations at this location.

     NO CREDIT SUPPORT FROM CERTAIN AFFILIATES. Huntsman International Holdings LLC ("HIH") and Huntsman International LLC ("HI") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under the Existing HC Credit Facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither events of default under the Existing HC Credit Facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the senior secured credit facilities of HI, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation, pledged to secure the obligations of Huntsman Corporation under the Existing HC Credit Facilities, would constitute a "change in control" under the senior secured credit facilities of HI and would give certain put rights to the holders of the high-yield notes of HIH and HI.

CHANGES IN FINANCIAL CONDITION

Selected Cash Flow Information (in
   thousands)                                    December 31, 2001          December 31, 2000          Difference
                                              ------------------------    ----------------------    ------------------
Cash and cash equivalents                         $            --             $          --            $        --
Accounts and notes receivable, net                          7,778                    30,787                (23,009)
Accounts and advances receivable--Affiliates               25,572                    44,245                (18,673)
Inventories                                                53,089                    78,707                (25,618)
Other current assets                                        3,822                     1,317                  2,505
Deferred income taxes                                       8,845                    10,261                 (1,416)
                                              ------------------------    ----------------------    ------------------
   Total current assets                                    99,106                   165,317                (66,211)

Accounts payable                                  $        36,740             $      94,274            $   (57,534)
Accounts payable -- Affiliates                              7,652                     2,030                  5,622
Accrued liabilities                                        36,198                    21,941                 14,257
Current portion of long-term debt                         174,882                        --                174,882
Advance from affiliate                                      6,070                                            6,070
Current portion of long-term debt--Affiliate              346,990                        --                346,990
                                              ------------------------    ----------------------    ------------------
   Total current liabilities                              608,532                   118,245                490,287

Working capital                                   $      (509,426)            $      47,072            $  (556,498)

Affiliate borrowings                              $            --             $     304,164            $  (304,164)
Other - 11 3/4% Senior Notes due 2004                          --                   174,882               (174,882)
                                              ------------------------    ----------------------    ------------------
   Total long-term debt                           $            --             $     479,046            $  (479,046)

     At December 31, 2001, the Company's net working capital position was a negative $509.4 million. Before the reclassification of long-term debt to current, however, the position is a positive $18.5 million. This compares to a positive $47.1 million at December 31, 2000, resulting in a decrease of $556.5 million, or $28.6 million before including the reclassification of long-term debt made in 2001. This decrease is the result of the following:

     - a reclassification of long-term debt to current in the amount of $527.9 million as explained in "--Liquidity and Capital
          Resources--Debt" above;

     - a decrease of $41.6 million in accounts receivable primarily due to weaker economic conditions and lower underlying feedstock prices resulting in lower selling prices and also partially due to the closure of the styrene unit in 2001;

     - a decrease of $25.6 million in inventories due to lower underlying feedstock prices and the closure of the styrene unit resulting in the sale of remaining inventories;

     - a decrease of $37.7 million in accounts payable and accrued liabilities due to reduced raw material prices and inventories as a result of weaker market conditions and partially due to closure of the styrene unit and the partial assignment of S&B's claim against the Company to Huntsman Corporation in December 2001 in accordance with Huntsman Corporation's agreements with its lenders.

     The Company generally maintains a daily cash balance of approximately zero because of its participation in a consolidated Huntsman Corporation cash management system wherein Huntsman Corporation's domestic subsidiaries' daily cash surpluses and deficits are generally swept to Huntsman Corporation. In the past, the Company has used the Intercompany Loan Agreement as its primary source of financing. However, as noted in "--Liquidity and Capital Resources--Debt" above, pursuant to the Amendment Agreement and the HC Supplemental Credit Agreement, there are limitations that will prevent the Company from obtaining additional equity investments from Huntsman Corporation and will limit the Company's ability to obtain other financing under the Intercompany Loan Agreement.

     For the year ended December 31, 2001, total long-term debt decreased by $479.0 million. This was the net result of reclassifying the current portion of long-term debt, partially offset by an increase in affiliate borrowings.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. Adoption of this pronouncement will not have a material effect on the Company's financial statements.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. Adoption of this pronouncement will not have a material effect on the Company's financial statements.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

     Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

     All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

     FINANCIAL CONDITION. Our financial condition, and the current financial condition of Huntsman Corporation, create a number of serious risks and uncertainties for our business. Cash flows from our operations may not be sufficient to allow us to operate our business without obtaining additional financing. As noted in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," Huntsman Corporation is not permitted to provide us with additional equity financing and is significantly limited in the other financing it can provide to us. Accordingly, we face a significant likelihood that we will not be able to obtain the financing necessary to operate our business. If we are unable to meet our cash requirements, we will likely need to pursue an out-of-court or court sanctioned financial restructuring.

     In addition, our failure to pay interest on our Senior Notes within 30 days of the December 1, 2001 constituted an event of default under the Senior Notes and could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes. However, because the payment of interest on the Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement, it is unlikely that we will make the upcoming interest payments on our Senior Notes. Moreover, we, along with Huntsman Corporation and our financial advisor, DrKW, are engaged in discussions with our note holders (including an affiliate of Credit Suisse First Boston, the holder of over 73% of our Senior Notes), concerning the restructuring of our debt. A restructuring could be undertaken under court supervision or outside of court, and could result in a number of outcomes, including modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes. While we believe our discussions are progressing toward a restructuring of our debt, there can be no assurance as to the final outcome of these discussions. If we are unsuccessful in our efforts to restructure our debt, we likely would seek a court sanctioned resolution. For more information, see "--Debt," "--Financial Restructuring" and "--Changes in Financial Condition" above.

     CUSTOMER, SUPPLIER AND BUSINESS RELATIONSHIPS. Our financial circumstances, including without limitation the issues noted under "--Financial Condition" above and the receipt of our independent auditor's "going concern" qualification in the audit opinion, may have an adverse effect on our customer, supplier and other business relationships, and may result in, among other things, less favorable trade credit terms. A tightening of trade credit terms could have a material adverse effect on our business.

     "CHANGE OF CONTROL" EVENTS. A "change of control" could be triggered by certain events affecting Huntsman Corporation. As of December 31, 2001, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its credit facilities. As collateral for its obligations under the Existing HC Credit Facilities, Huntsman Corporation has pledged its 100% ownership interest in our Parent, and our Parent has pledged its 100% ownership interest in the Company. In addition, we and our Parent are guarantors of Huntsman Corporation's obligations under the Existing HC Credit Facilities. We have granted security interests and liens on substantially all of our assets to secure our obligations under our Guaranty to Huntsman Corporation's lenders, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The Guaranty provides that our maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, we do not have any liability under the Guaranty. Nevertheless, as a result of recent amendments to the Existing HC Credit Facilities, Huntsman

Corporation's lenders now have certain rights to receive assignments of security interests in our assets created in connection with the Intercompany Loan Agreement.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in the Existing HC Credit Facilities entered into the Amendment Agreement. Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay certain interest until March 15, 2002. On March 15, 2002, the Forbearance Period was extended until June 30, 2002. If the Forbearance Period is not extended beyond June 30, 2002, or if the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed or unless Huntsman Corporation's debt is restructured, Huntsman Corporation's lenders could pursue certain remedies under the Existing HC Credit Facilities including accelerating the debt due, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above.

     The acceleration by Huntsman Corporation's lenders of the debt under the Credit Facilities would cause an acceleration of our obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, we reclassified the intercompany borrowings portion of affiliate debt as a current liability. We have granted security interests and liens on substantially all of our assets to secure our obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been repaid in full. Acceleration of the debt under the Credit Facilities and of our obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of our obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of our Parent or us would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under such circumstances, there can be no assurance that we would have sufficient funds to purchase all or part of the Senior Notes.

     TERRORISM AND WAR. On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. Leaders of the U.S. government are actively pursuing those behind the attacks and have indicated that it may be necessary to initiate broader action against global terrorism. The attacks and the response to the attacks have led to armed hostilities, which, in turn, may lead to further acts of terrorism in the United States or elsewhere, and such developments would likely cause further instability in financial markets. In addition, armed hostilities and further acts of terrorism may directly impact our physical facilities and operations, or those of our customers. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from our customers for our products or may negatively impact our customers' demand for our products. These developments will subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

     CYCLICAL NATURE OF OUR INDUSTRY. Historically, the markets for our products have experienced alternating periods of tight supply, causing prices and profit margins to increase, followed by periods of capacity additions, resulting in oversupply and declining prices and profit margins. Currently, several of our markets are experiencing periods of oversupply, and the pricing of our products in these markets is depressed. We cannot guarantee that future growth in demand for these products will be sufficient to alleviate any existing or future conditions of excess industry capacity or that such conditions will not be sustained or further aggravated by anticipated or unanticipated capacity additions or other events.

     RAW MATERIAL SUPPLY. The prices for a large portion of our raw materials are similarly cyclical. Our ability to pass on increases in the cost of raw materials to our customers is, to a large extent, dependent upon market conditions. There may be periods of time in which we are not able to recover increases in the cost of raw materials due to weakness in demand for or oversupply of our products. Additionally, we obtain some of our raw materials from a few key suppliers. If any of our key suppliers fails to meet its obligations or otherwise refuses to supply us, we may be forced to pay higher prices to obtain additional raw materials, if such raw materials are available at all. Accordingly, any interruption in supply or price increase for our raw materials could adversely affect our business and operations.

     COMPETITION. The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies are able to produce products more economically than we can. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Moreover, because certain of our businesses use technology that is widely available, or if we cannot protect our proprietary technology, new competitors could emerge in certain product segments of our business. Further, petroleum-rich countries have become more significant participants in the petrochemical industry and may expand this role significantly in the future. Any of these developments could have a significant negative impact on our profit margins.

     ENVIRONMENTAL REGULATIONS. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the use or cleanup of hazardous substances and wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and investigation and clean-up expenses, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, we could incur significant expenditures in order to comply with existing or future environmental laws.

     OTHER FACTORS. In addition to the factors described above, we face a number of other uncertainties, including:

     -    changes in economic conditions,

     -    inability to obtain new customers or retain existing ones,

     -    changes in product mix and utilization of production facilities,

     - significant changes in our relationship with our employees and the adverse effects of labor disputes or grievances, should they occur,

     - unavailability of, and substantial delays in, transportation of raw materials and products,

     - significant changes in tax rates or policies or in rates of inflation or interest,

     -    changes in management or control of the Company, and

     - changes in accounting principles and/or the application of such principles to the Company.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       We have interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. Our remaining long-term debt bears interest at fixed rates.

       Our exposure to foreign currency market risk is minimal because sales prices for our products are typically denominated in U.S. dollars.

       We are exposed to commodity price market risk. Our exposure to changing commodity prices may be limited by the fact that substantially all raw materials are acquired at posted or market related prices, and, generally, sales prices for our finished products are at market prices which reflect changes in underlying commodity prices. Nevertheless, we may be negatively impacted in markets where economic conditions do not permit us to pass on increased raw material costs to our customers. We typically do not enter into fixed-price long-term contracts. We also typically do not hedge against commodity price market risk.

       The following table summarizes our fixed and variable rate debt obligations by contractual maturity date as of December 31, 2001:

Long-term Debt (Dollars in Thousands)                       2002           2004         THEREAFTER        TOTAL        FAIR VALUE
-------------------------------------                       ----           ----         ----------        -----        ----------
Fixed Rate .........................................        --            174,882            --           174,882         37,381
   Average interest rate ...........................        --              11.75%           --            11.75%
Variable Rate ......................................      67,935              --         285,125          353,060        353,080
   Average interest rate (Prime rate
   plus 0.5% to 2.0%) ..............................        8.52%             --            9.02%           8.92%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.

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

            NAME               AGE                        POSITION
--------------------------------------------------------------------------------------------------------------
Jon M. Huntsman*               64       Chairman, Director
Peter R. Huntsman*             39       President and CEO, Director
J. Kimo Esplin                 39       Senior Vice President and Chief Financial Officer
Thomas J. Keenan               49       Senior Vice President
Michael J. Kern                52       Senior Vice President, Environmental, Health and Safety
Robert B. Lence                44       Senior Vice President and Chief Legal Officer, Secretary
Don H. Olsen                   56       Senior Vice President, Public Affairs
Donald J. Stanutz              51       Senior Vice President, Global Sales and Marketing
David H. Huntsman*             34       Vice President
Sean Douglas                   37       Vice President
Monte G. Edlund                46       Vice President, Polymers
L. Russell Healy               46       Vice President, Tax
Samuel D. Scruggs              42       Vice President and Treasurer

*    Such persons are related as follows: Jon M. Huntsman is the father of Peter
     R. Huntsman and David H. Huntsman.

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

     J. KIMO ESPLIN has been Senior Vice President and Chief Financial Officer of the Company since August 1997. Mr. Esplin is also Executive Vice President and Chief Financial Officer of Huntsman Corporation and serves as Senior Vice President and Chief Financial Officer of Huntsman Chemical Corporation and Huntsman Petrochemical Corporation. Since joining Huntsman in 1994, Mr. Esplin has served as an officer or director of Huntsman Corporation and its affiliated companies. Prior to joining Huntsman, Mr. Esplin was a Vice President of Bankers Trust Company, where he worked for seven years.

     THOMAS J. KEENAN has been Senior Vice President of the Company since January 1999. He is also President, North American Petrochemicals Division of Huntsman Corporation. Mr. Keenan has served in other executive positions with Huntsman Corporation and its affiliated companies including Senior Vice President--Manufacturing and Quality Performance of Huntsman Chemical Corporation. Prior to joining Huntsman in 1994, Mr. Keenan was Vice President and General Manager of Mobil Chemical Company, where he worked for more than sixteen years.

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

     DONALD J. STANUTZ is Senior Vice President, Global Sales and Marketing of the Company. Mr. Stanutz also serves as Executive Vice President and Chief Operating Officer of Huntsman Corporation and as Senior Vice President, Global Sales and Marketing of Huntsman Petrochemical Corporation. Mr. Stanutz has also been Senior Vice President, Olefins and Performance Chemicals of Huntsman Corporation and Senior Vice President, Performance Chemicals of Huntsman Petrochemical Corporation. Prior to joining Huntsman Corporation and affiliated companies in 1994, Mr. Stanutz was Business Unit Manager and General Manager-Chemical Department of Texaco Chemical Company from 1993 to 1994; Manager--Olefins from 1992 to 1993; General Manager--Chemical Department of Texaco Limited, UK from 1990 to 1992; and Assistant Chemical Manager--Chemical Department from 1989 to 1990.

     DAVID H. HUNTSMAN has been Vice President of the Company since 1998. Mr. Huntsman is a Director, Vice Chairman of the Board and Vice President, Expandable Polystyrene of Huntsman Corporation and serves as an officer or Director of many of its affiliated companies. From December 1995 until July 1998 he was Vice President Polystyrene and Expandable Resins for Huntsman Chemical Corporation. Prior to that he was Chief Operating Officer and Vice Chairman of Huntsman Packaging Corporation.

     SEAN DOUGLAS is Vice President of the Company. Mr. Douglas is also Vice President and Treasurer of Huntsman Corporation and many of its affiliated companies. Since joining Huntsman Corporation in 1990, he has served in a number of executive roles, including Vice President, Administration and Assistant Treasurer of Huntsman Corporation, Vice President of Huntsman's affiliated companies, Controller of Huntsman Specialty Chemicals Corporation, and as a financial analyst for Huntsman's European businesses. Mr. Douglas is a CPA and, prior to joining Huntsman, worked for Price Waterhouse.

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

     L. RUSSELL HEALY has been Vice President, Finance of the Company since August 1997. Mr. Healy is also Vice President, Finance of Huntsman Corporation and its affiliated companies. Prior to joining Huntsman Corporation in 1995, Mr. Healy was a partner with Deloitte & Touche LLP. Mr. Healy is a Certified Public Accountant.

     SAMUEL D. SCRUGGS is Vice President and Treasurer. Mr. Scruggs also serves as Executive Vice President of Huntsman Corporation and as an officer of its affiliated companies. Mr. Scruggs previously served as Vice President and Treasurer and Associate General Counsel of Huntsman Corporation. Prior to joining Huntsman in 1995, Mr. Scruggs was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Chief Executive Officer of the Company and the three other highest paid executive officers of the Company in 2001 (the "named executive officers") for the years indicated.

                                                                                        Long Term
                                                                                      Compensation
                                                                                      ------------
                                                Annual Compensation (1)                   Awards
                                       -------------------------------------------------------------------------------
                                                                                         Number of
                                                                                        Securities
                                                                                        Underlying
Name and Principal                                                    Other Annual     Options/EARs      All Other
     Position              Year           Salary          Bonus      Compensation (2)  Granted (13)     Compensation
-------------------- ----------------- -------------- -------------- ---------------- ---------------- ---------------
Peter R. Huntsman,         2001         $  113,000     $   50,000      $    67,817(3)        26,316     $   166,805 (4)
  Chief Executive          2000         $  110,000     $   25,000               --               --     $    13,301 (5)
Officer, President         1999         $  100,000     $  160,000               --               --     $    22,911 (5)
   and Director

 Jon M. Huntsman,          2001         $  100,000             --               --           27,632     $    16,123 (6)
  Chairman of the          2000         $  150,000             --               --               --     $    17,898 (7)
       Board               1999         $  150,000     $  425,000               --               --     $    54,189 (7)

 Thomas J. Keenan,         2001         $  111,000     $   56,000               --            5,263     $    36,666 (8)
    Senior Vice            2000         $  108,000     $   40,000               --               --     $    40,138 (9)
     President             1999             -- (10)        -- (10)              --               --     $    26,396 (9)

 Monte G. Edlund,          2001         $  162,560     $   82,974               --            5,592     $    16,369 (11)
  Vice President,          2000         $  180,000     $   30,000               --               --     $    33,014 (12)
     Polymers              1999         $  150,000     $   45,000               --               --     $     3,326 (12)

(1) All compensation of the above-named executive officers was paid entirely by Huntsman Corporation, the Company's parent; no charge with respect to this compensation was made to the Company. Compensation figures for the executives listed above, represent a prorated percentage of Huntsman Corporation compensation attributable to services rendered to the Company.
(2) Any blank items in this column reflect perquisites and other personal benefits, securities or property received by the named executive officer which are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3) Perquisites and other personal benefits in the amount of $67,817, including a payment of $21,742 for relocation expenses and $31,355 for education and housing expenses for overseas assignment.
(4) Consists of an employer contribution of $583 to the 401(k) Plan, an employer contribution of $1,883 to the Supplemental 401(k) Plan, an employer contribution of $49,275 to the Equity Deferral Plan (an unfunded deferred compensation plan), an employer contribution of $1,360 to the Money Purchase Pension Plan, an employer contribution of $13,704 to the money purchase pension plan portion of the Huntsman SERP, and an equity credit under the Equity Deferral Plan for foreign service of $100,000.
(5) Consists of $2,532 and $3,782 employer's 401(k) contribution for 2000 and 1999, respectively, and employer's money purchase contribution of $10,769 and $19,129 for 2000 and 1999, respectively
(6) Consists of an employer contribution of $340 to the 401(k) Plan, an employer contribution of $1,360 to the Money Purchase Pension Plan and $14,423 payment for unused vacation.
(7) Consists of $2,949 and $10,438 employer's 401(k) contribution for 2000 and 1999, respectively, employer's money purchase contribution of $12,231 and $43,751 for 2000 and 1999, respectively, and an employer's contribution of $2,718 to the Equity Deferral Plan in 2000.
(8) Consists of employer contribution of $1,403 to 401(k) Plan, an employer contribution of $187 to nonqualified 401(k) Plan, an employer contribution of $22,913 to the Equity Deferral Plan, an employer contribution of $2,104 to the Money Purchase Pension Plan, and an employee contribution of $10,059 to the money purchase pension plan portion of the Huntsman SERP.
(9) Consists of $1,764 and $4,682 employer's 401(k) contribution for 2000 and 1999, respectively, employer's money purchase contribution of $11,846 and $21,714 for 2000 and 1999, respectively, and an employer's contribution of $26,528 to the Equity Deferral Plan in 2000.
(10) Mr. Keenan first became an executive officer of the Company in 2000.
(11) Consists of an employer contribution of $3,010 to the 401(k) Plan, an employer contribution of $12,412 to the Equity Deferral Plan, an employer contribution of $753 to the Money Purchase Pension Plan, and an employer contribution of $194 to the money purchase pension plan portion of the Huntsman SERP.

(12) Consists of $2,869 and $2,919 employer's 401(k) contribution for 2000 and 1999, respectively, employer's money purchase contributions of $1,042 and $407 for 2000 and 1999, respectively, and an employer's contribution of $29,103 to the Equity Deferral Plan in 2000.
(13) "EARs" means equity appreciation rights.

EQUITY OPTIONS AND EQUITY APPRECIATION RIGHTS

     The following table sets forth information concerning the grant of equity appreciation rights ("EARs") to each of the named executive officers during the last fiscal year. The grants represent a prorated percentage of the total grants under the Huntsman Equity Appreciation Rights Plan attributable to services rendered to the Company.

                      OPTION/EAR GRANTS IN LAST FISCAL YEAR

                                                                                Potential
                                                                             Realizable Value             Alternative:
                                                                            at Assumed Annual             Grant Date
                               Individual Grants                             Rates of Equity                 Value
                                                                                  Price
                                                                            Appreciation for
                                                                               Option Term
               Number of          % of Total                               -------------------
               Securities        Options/EARs      Exercise
               Underlying         Granted to        or Base                                               Grant Date
               Options/EARs      Employees in        Price     Expiration                                   Present
Name           Granted (#)        Fiscal Year      ($/unit)       Date            5% ($)        10% ($)    Value ($)
----           -----------        -----------      --------       ----            ------        -------    ---------

Peter R.
Huntsman           26,316            100%            $7.60       1/05/11         129,212        341,319       N/A

Jon M.             27,632            100%            $7.60       1/05/11         135,673        358,387       N/A
Huntsman

Thomas J.
Keenan              5,263            100%            $7.60       1/05/11          25,841         68,261       N/A

Monte G.
Edlund              5,592            100%            $7.60       1/05/11          27,457         72,528       N/A

     Equity appreciation rights were granted to the named executive officers under the Huntsman Equity Appreciation Rights Plan, and vest at a rate of 25% per year, beginning with the first anniversary of the date of grant. Vesting of these equity appreciation rights accelerates upon a change in control, as defined in the plan.

     The following table sets forth information concerning the exercise of EARs during the last fiscal year by each of the named executive officers and the fiscal year-end value of unexercised EARs.

            AGGREGATED OPTION/EAR EXERCISES IN LAST FISCAL YEAR,
                         AND FY-END OPTION/EAR VALUES

                   Securities                           Number of Securities               Value of Unexercised
                   Acquired on       Value             Underlying Unexercised          In-the-Money Options/EARs at
     Name          Exercise (#)      Realized        Options/EARs at FY-End (#)                   FY-End
                                                   -------------------------------    -------------------------------
                                                   Exercisable       Unexercisable    Exercisable       Unexercisable
---------------    -------------     ----------    -------------     -------------    -------------     -------------
Jon M.
Huntsman                0            $    0            27,632                 0           $  0              $  0
Peter R.
Huntsman                0            $    0                 0            26,316           $  0              $  0
Thomas J.
Keenan                  0            $    0                 0             5,263           $  0              $  0
Monte G.
Edlund                  0            $    0                 0             5,592           $  0              $  0

RETIREMENT PLANS

     During 2001, Huntsman Corporation sponsored a trusteed, non-contributory, qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") for substantially all full-time employees of the Company. The normal retirement age of participants is 65, and for 2001 benefits were, in general, based on the following formula: 1.5% of average final compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (maximum 50% of Social Security. For years of credited service prior to 2000, benefits are based on a 1.4% formula). Final average compensation for the Huntsman Corporation Pension Plan is based on the highest average 36 months. Federal regulations require that for the 2001 plan year no more than $170,000 in compensation be considered for the calculation of retirement benefits from the Huntsman Corporation Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $140,000, as of January 1, 2001. Benefits are calculated on a straight life annuity basis.

     The above pension formulas are applicable for all years of service for Messrs. Jon M. Huntsman, Sr., Peter Huntsman, David Huntsman and Thomas Keenan. For Mr. Monte G. Edlund the above pension plan formula is effective for service after December 31, 1997.

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

     Certain designated employees of the Company also participate in the Huntsman Corporation Supplemental Pension Plan (the "Huntsman SERP"). As of December 31, 2001, all of the above-named executives participated in the Huntsman SERP.

     The Huntsman SERP is a non-qualified supplemental pension plan that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the qualified Huntsman Corporation Pension Plan and calculated without the limits on benefits imposed by federal law on the Huntsman Corporation Pension Plan.(1) Benefits under the Huntsman SERP become vested after 10 years of vesting service. Compensation amounts taken into account for purposes of the Huntsman SERP include bonuses (as reflected under the "Bonus" column of the Summary Compensation Table), base pay in excess of the qualified plan limitations and non-qualified compensation deferrals. In general, the Huntsman SERP benefit related to the Huntsman Corporation Pension Plan is calculated as the difference between (a) and (b) where (a) is the benefit determined using the Huntsman Corporation Pension Plan formula with unlimited base pay, bonus and deferred compensation, and (b) is the benefit determined using base pay only and the limits of federal law.

     In specified final average earnings and years-of-service classifications, the following table illustrates the amount of estimated annual benefits payable from the Huntsman Corporation Pension Plan and the Huntsman SERP related to the Huntsman Corporation Pension Plan combined based on the 1.5% formula effective for 2001.

--------
        (1) The SERP also provides benefits not available under the Huntsman Money Purchase Pension Plan (a qualified money purchase pension plan in which substantially all full-time employees of the Company participate) because of limits on compensation that can be counted and amounts that can be allocated to accounts under federal law within the Huntsman Money Purchase Pension Plan. The amount of benefits accrued for the year under the SERP relating to the Huntsman Money Purchase Pension Plan for the named executives allocable to the Company are included in the Summary Compensation Table under the "All Other Compensation" column.

                 HUNTSMAN CORPORATION PENSION PLAN & SERP TABLE

      FINAL
   AVERAGE PAY          5           10          15           20          25           30          35           40
      $50,000          3,800        7,500      11,300       15,000      18,800       22,500       26,300      30,000
      $75,000          5,600       11,300      16,900       22,500      28,100       33,800       39,400      45,000
     $100,000          7,500       15,000      22,500       30,000      37,500       45,000       52,500      60,000
     $125,000          9,400       18,800      28,100       37,500      46,900       56,300       65,600      75,000
     $150,000         11,300       22,500      33,800       45,000      56,300       67,500       78,800      90,000
     $175,000         13,100       26,300      39,400       52,500      65,600       78,800       91,900     105,000
     $200,000         15,000       30,000      45,000       60,000      75,000       90,000      105,000     120,000
     $225,000         16,900       33,800      50,600       67,500      84,400      101,300      118,100     135,000
     $250,000         18,800       37,500      56,300       75,000      93,800      112,500      131,300     150,000
     $275,000         20,600       41,300      61,900       82,500     103,100      123,800      144,400     165,000
     $300,000         22,500       45,000      67,500       90,000     112,500      135,000      157,500     180,000
     $325,000         24,400       48,800      73,100       97,500     121,900      146,300      170,600     195,000
     $350,000         26,300       52,500      78,800      105,000     131,300      157,500      183,800     210,000
     $375,000         28,100       56,300      84,400      112,500     140,600      168,800      196,900     225,000
     $400,000         30,000       60,000      90,000      120,000     150,000      180,000      210,000     240,000

     For purposes of calculating benefits under the Huntsman Corporation Pension Plan, the number of completed years of credited service as of December 31, 2001 for each named executive officer were as follows: Mr. Jon M. Huntsman, Sr. - 31; Mr. Peter Huntsman - 18; Mr. Thomas Keenan -7; Mr. Monte Edlund - 12. For purposes of calculating benefits under the Huntsman SERP, the number of completed years of credited service as of December 31, 2001 for each named executive who also participated in the Huntsman SERP were as follows: Mr. Jon M. Huntsman, Sr. - 31; Mr. Peter Huntsman - 18; Mr. Thomas Keenan - 17; Mr. Monte Edlund - 4.

     Effective September 27, 2001, Huntsman Corporation terminated the Huntsman Equity Deferral Plan and the Huntsman Supplemental Salary Deferral Plan, each an elective nonqualified deferred compensation plan, and paid out the amounts which participants were entitled to receive under the terms of each plan. Huntsman Corporation also amended the portion of the Huntsman SERP related to the Huntsman Money Purchase Pension Plan to provide for the payout to participants of amounts participants were entitled to receive under that portion of the Huntsman SERP as of September 30, 2001.

COMPENSATION OF DIRECTORS

     FEES AND EXPENSES.  Directors received no compensation in 2001.

EMPLOYMENT AGREEMENTS

     There are no employment agreements with any executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 1,000 shares of common stock, par value $0.01 per share, issued and outstanding. The Company is a wholly-owned subsidiary of Huntsman Polymers Holdings Corporation ("HPHC"), which is a wholly-owned subsidiary of Huntsman Corporation, 500 Huntsman Way, Salt Lake City, Utah 84108. Jon M. Huntsman and his family own or control over 95% of the stock of Huntsman Corporation. No other director, executive officer or person beneficially owns any shares of common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Transactions between the Company and other related parties as of and for the year ended December 31, 2001, are summarized as follows (dollars in thousands):

                                                                                    As of or for the
                                                                                       Year Ended
                                                                                   December 31, 2001
                                                                                -------------------------
           Sales to:
             Huntsman Petrochemical Corporation                                   $         10,231
             Huntsman Expandable Polymers Corporation                                        3,308
             Huntsman Corporation                                                          343,257
             Huntsman International LLC                                                     10,614
           Trade accounts receivable from:
             Huntsman Corporation                                                           23,119
             Huntsman Petrochemical Corporation                                              1,510
             Huntsman International LLC                                                        513
             Huntsman Expandable Polymers Corporation                                            2
           Miscellaneous accounts receivable from:
             Employee advances                                                                   6
             Huntsman Polypropylene Corporation                                                338
             Huntsman Expandable Polymers Corporation                                           16
             Huntsman Petrochemical Corporation                                                 19
             Huntsman International LLC                                                         49
           Product purchases from:
             Huntsman Petrochemical Corporation                                              5,642
           Interest on intercompany
           borrowings and capital lease:
             Huntsman Group Holdings Finance Corporation                                    28,200
           Allocated selling, general, and administrative:
             Huntsman Petrochemical Corporation                                              2,991
           Trade accounts payable to:
             Huntsman Petrochemical Corporation                                                821
             Huntsman Polypropylene Corporation                                              1,041
           Miscellaneous accounts payable to:
             Huntsman Petrochemical Corporation                                                230
             Huntsman Corporation                                                            5,560
           Long-term debt payable to:
             Huntsman Group Holdings Finance Corporation                                   279,055
           Advance from affiliate:
             Huntsman Group Holdings Finance Corporation                                     6,070
           Long-term capital lease payable to:
             Huntsman Corporation
                (including accrued interest)                                                67,935
             Capital contribution from parent                                               31,000

     Affiliate overhead charges are for direct administrative services provided by Huntsman Petrochemical Corporation, primarily in the areas of information technology, sales & marketing, human resources and office services. The charges are based on actual costs incurred and are representative of a third party transaction.

     Since the Merger, we have sold products to Huntsman Corporation under the terms of a product supply agreement (the "Product Supply Agreement"). The Product Supply Agreement originally provided for a modified "cost plus" pricing mechanism, and neither we nor Huntsman Corporation had any minimum purchase or sale obligations. Beginning January 1, 2001, after decreasing market prices had rendered the "cost plus" pricing formula unworkable, we agreed with Huntsman Corporation to amend the Product Supply Agreement to provide for a "market-based" pricing mechanism. In addition, on December 20, 2001 when Huntsman Corporation entered into the Amendment Agreement and the HC Supplemental Credit Agreement, it agreed to significant restrictions on investments in and payments to the Company. See, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations--

Liquidity and Capital Resources--Debt." One permitted exception to these restrictions, however, was ordinary course payments in respect of existing commercial arrangements. Accordingly, Huntsman Corporation is permitted to pay us under the Product Supply Agreement for products which it purchases. As a result, sales of product to Huntsman Corporation under the Product Supply Agreement now provide an important source of liquidity to our business. Included in such sales for the year ended December 31, 2001 is $8.4 million relating to inventory segregated in our warehouses which is being held for the account of Huntsman Corporation at December 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.      Consolidated Financial Statements:
               See Index to Consolidated Financial Statements on page F-1

(a)    2.      Financial Statement Schedule:
               See Index to Consolidated Financial Statements on page F-1

(a)    3.      Description of Exhibits

       2.1 Agreement and Plan of Merger by and among Huntsman Corporation, Huntsman Centennial Corporation and Rexene Corporation dated June 9, 1997 (filed as Exhibit 2.4 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).
       3.1 Restated Certificate of Incorporation and the Certificate of Amendment to the Certificate of Incorporation (filed as Exhibit 3(i) to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).
       3.2 By-Laws (filed as Exhibit 3(ii) to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).
       4.1 Indenture, dated as of November 29, 1994, between Rexene Corporation, as Issuer, and Bank One, Texas, N.A., as Trustee, for $175,000,000 11 3/4% Senior Notes due 2004 (filed as Exhibit
               4.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
        4.2.1 Stockholder Rights Agreement, between Rexene Corporation and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 26, 1993 (filed as Exhibit 4.20 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
        4.2.2  Amendment No. 1 to Stockholder Rights Agreement (filed as
               Exhibit 1 to Rexene Corporation's (now known as Huntsman
               Polymers Corporation) Form 8-A/A filed on October 21, 1994 and incorporated herein by reference).
        4.2.3  Amendment No. 2 to Stockholder Rights Agreement (filed as
               Exhibit 99.4 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Form 8-A/A filed on July 26, 1996 and incorporated herein by reference).
       10.1 Rexene Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10.3 to Amendment No. 1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Registration Statement on Form S-3 (SEC File No. 33-55507) as filed on October 21, 1994 and incorporated herein by reference).
       10.1.1 Amendment No. 1 to Rexene Corporation Supplemental Executive Retirement Plan, dated as of June 1, 1996 (filed as Exhibit
               10.6.1 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).

       10.1.2 Amendment No. 2 to Rexene Corporation Supplemental Executive Retirement Plan, dated as of July 26, 1996 (filed as Exhibit
               10.6.2 to Rexene Corporation's (now known as Huntsman Polymers Corporation) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference).
       10.2 First Amended Asset Purchase Agreement, dated as of September 26, 1997, between Huntsman Polymers Corporation and Huntsman Packaging Corporation (filed as Exhibit 2.1 to Huntsman Polymers Corporation's Current Report on Form 8-K filed on October 21, 1997 and incorporated herein by reference).
       10.3 Intercompany Loan Agreement, dated as of August 27, 1997, between Huntsman Group Holdings Finance Corporation and Huntsman Polymers Corporation, dated as of August 27, 1997 (filed as Exhibit 10.1 to Huntsman Polymers Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated by reference).
       21.1    Subsidiaries of Huntsman Polymers Corporation (filed as Exhibit
               21.1 to Huntsman Polymers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

(b) The Company filed no reports on Form 8-K for the year ended December 31, 2001.

--------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Huntsman Polymers Corporation



Dated:  April 1, 2002                  By:          /s/ J. Kimo Esplin
        -----------------                 -------------------------------------
                                                       J. KIMO ESPLIN
                                                  SENIOR VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April, 2002:

                    NAME                                           CAPACITIES
---------------------------------------------    ------------------------------------------------


             /s/ Jon M. Huntsman
--------------------------------------------
               JON M. HUNTSMAN                   Chairman of the Board and Director



            /s/ Peter R. Huntsman
--------------------------------------------
              PETER R. HUNTSMAN                  President and Chief Executive Officer and
                                                 Director (Principal Executive Officer)


             /s/ J. Kimo Esplin
--------------------------------------------
               J. KIMO ESPLIN                    Senior Vice President, Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                                ITEMS 8 AND 14(a)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Responsibility for the Consolidated Financial Statements...................................................F-2

Independent Auditors' Report...............................................................................F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000...............................................F-4

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.................F-5

Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended December 31,
2001, 2000 and 1999........................................................................................F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.................F-7

Notes to the Consolidated Financial Statements.............................................................F-8

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

     To help ensure the accuracy and integrity of Company financial data, management maintains internal controls which are designed to provide reasonable assurance that transactions are executed as authorized, that they are accurately recorded and that assets are properly safeguarded. It is essential for all Company employees to conduct their business affairs in keeping with the highest ethical standards as outlined in our code of conduct policy, "Business Conduct Guidelines." Careful selection of employees and appropriate divisions of responsibility also help us to achieve our control objectives.

     The 2001, 2000 and 1999 financial statements have been audited by the Company's independent auditors, Deloitte & Touche LLP. Their report is shown on page F-3.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Huntsman Polymers Corporation:

     We have audited the accompanying consolidated balance sheets of Huntsman Polymers Corporation and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntsman Polymers Corporation and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's failure to make required interest payments on its Senior Notes due 2004, recurring losses from operations, negative working capital position and net stockholders' deficiency, coupled with Huntsman Corporation's failure to maintain required financial covenants on its senior credit facilities and failure to make required interest payments on certain of its subordinated debt, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2002

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              December 31, 2001                December 31, 2000
                                                        ------------------------------    ----------------------------
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                                  $             --                  $             --
   Accounts and notes receivables, net                                   7,778                            30,787
   Accounts and advances receivable -
     Affiliates                                                         25,572                            44,245
   Inventories                                                          53,089                            78,707
   Other current assets                                                  3,822                             1,317
   Deferred income taxes                                                 8,845                            10,261
                                                        ------------------------------    ----------------------------
     TOTAL CURRENT ASSETS                                               99,106                           165,317

Property, plant and equipment, net                                     374,475                           895,355
Intangible assets, net                                                   8,044                            44,858
Other noncurrent assets                                                 25,786                            32,103
                                                        ------------------------------    ----------------------------
     TOTAL ASSETS                                             $        507,411                  $      1,137,633
                                                        ==============================    ============================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $         36,740                  $         94,274
   Accounts payable - Affiliates                                         7,652                             2,030
   Accrued liabilities                                                  36,198                            21,941
   Current portion of long-term debt                                   174,882                                --
   Advance from affiliate (Notes 9 and 17)                               6,070                                --
   Current portion of long-term debt - Affiliates                      346,990                                --
                                                        ------------------------------    ----------------------------
     TOTAL CURRENT LIABILITIES                                         608,532                           118,245

Long-term debt:
   Affiliates                                                               --                           304,164
   Other                                                                    --                           174,882
Deferred income taxes                                                    8,845                            85,053
Other noncurrent liabilities                                            29,976                            32,517
                                                        ------------------------------    ----------------------------
     TOTAL LIABILITIES                                                 647,353                           714,861
                                                        ------------------------------    ----------------------------
Commitments and contingencies (see notes
   11 and 17)
STOCKHOLDER'S EQUITY (DEFICIT):
   Common Stock, par value $.01 per share; 1
     million shares authorized and 1,000
     issued and outstanding in 2001 and 2000                                --                                --
   Additional paid-in capital                                          559,500                           528,500
   Retained earnings (deficit)                                        (699,442)                         (105,728)
                                                        ------------------------------    ----------------------------
     TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                             (139,942)                          422,772
                                                        ------------------------------    ----------------------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $        507,411                  $      1,137,633
                                                        ==============================    ============================

                 See accompanying notes to financial statements

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                     YEAR ENDED              YEAR ENDED               YEAR ENDED
                                                 DECEMBER 31, 2001       DECEMBER 31, 2000        DECEMBER 31, 1999
                                                 -------------------    ---------------------    ---------------------
Revenues:
   Trade sales and services                       $         122,738      $         206,750        $         122,047
   Affiliate sales                                          367,410                467,842                  367,657
                                                 -------------------    ---------------------    ---------------------
Total revenues                                              490,148                674,592                  489,704
Cost of goods sold                                          562,164                667,333                  482,854
                                                 -------------------    ---------------------    ---------------------
Gross (loss) profit                                         (72,016)                 7,259                    6,850
Selling, general and administrative                         (25,297)               (32,550)                 (22,050)
Restructuring costs and impairment charges                 (525,401)                    --                       --
                                                 -------------------    ---------------------    ---------------------
Operating loss                                             (622,714)               (25,291)                 (15,200)
Interest expense, net:
   Affiliate interest expense                               (28,033)               (29,061)                 (23,865)
   Other interest expense                                   (21,224)               (21,319)                 (21,150)
   Interest income                                               38                    248                      198
Other income (expense)                                          (69)                 3,164                    4,799
                                                 -------------------    ---------------------    ---------------------
Net loss before income taxes                               (672,002)               (72,259)                 (55,218)
Income tax benefit                                           78,288                 26,501                   20,143
                                                 -------------------    ---------------------    ---------------------
Net loss                                          $        (593,714)     $         (45,758)       $         (35,075)
                                                 ===================    =====================    =====================


                 See accompanying notes to financial statements.

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                      RETAINED
                                      COMMON STOCK                 PAID-IN            EARNINGS
                                SHARES           AMOUNT            CAPITAL           (DEFICIT)             TOTAL
                               ----------     -------------    ----------------    ---------------     ---------------
Balance, January 1, 1999            1                --             423,500             (24,895)             398,605
Capital contribution from
   parent                          --                --             105,000                  --              105,000
Net loss                           --                --                  --             (35,075)             (35,075)
                               ----------     -------------    ----------------    ---------------     ---------------
Balance, December 31, 1999          1                --             528,500             (59,970)             468,530
Net loss                           --                --                  --             (45,758)             (45,758)
                               ----------     -------------    ----------------    ---------------     ---------------
Balance, December 31, 2000          1                --         $   528,500         $  (105,728)        $    422,772
                               ----------     -------------    ----------------    ---------------     ---------------
Capital contribution from
   parent                          --                --              31,000                  --               31,000
Net loss                           --                --                  --            (593,714)            (593,714)
                               ----------     -------------    ----------------    ---------------     ---------------
Balance, December 31, 2001          1                --         $   559,500         $  (699,442)        $   (139,942)
                               ==========     =============    ================    ===============     ===============

                 See accompanying notes to financial statements.

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                               ---------------------    ---------------------    ---------------------
OPERATING ACTIVITIES:
Net loss                                        $        (593,714)       $         (45,758)       $         (35,075)
Reconciliation to net cash provided by
   (used in) operations:
   Depreciation and amortization                           70,778                   75,273                   65,519
   Loss (gain) on sale of property                          1,444                   (1,897)                      --
   Deferred income taxes                                  (78,288)                 (26,501)                 (20,143)
   Retirement of fixed assets in                           77,684                       --                       --
     restructuring
   Impairment of fixed assets                             385,354                       --                       --
   Non-cash write-off of inventory and
     other assets in restructuring                          5,067                       --                       --
   Impairment of goodwill                                  33,788                       --                       --
   Changes in operating working capital:
     Receivables                                           41,682                   (5,051)                 (39,956)
     Inventories                                           24,478                   (4,816)                 (28,003)
     Other current assets                                  (2,505)                     979                      (55)
     Accounts payable                                     (51,912)                  32,036                   31,894
     Accrued liabilities                                   14,257                    1,902                    1,662
     Other noncurrent liabilities                             955                   (2,596)                  (6,003)
     Other                                                  2,390                    2,571                   (5,827)
                                               ---------------------    ---------------------    ---------------------
     Net cash provided by (used in)
       operations                                         (68,542)                  26,142                  (35,987)
                                               ---------------------    ---------------------    ---------------------

INVESTING ACTIVITIES:
   Proceeds from sale of property                           2,076                    4,007                       --
   Capital expenditures                                   (13,430)                 (24,218)                 (58,978)
                                               ---------------------    ---------------------    ---------------------
     Net cash used in investing activities                (11,354)                 (20,211)                 (58,978)
                                               ---------------------    ---------------------    ---------------------

FINANCING ACTIVITIES:
   Intercompany (repayments to)
     borrowings from parent                                48,896                   (5,931)                 (10,035)
   Proceeds of capital contribution by
     parent                                                31,000                       --                  105,000
                                               ---------------------    ---------------------    ---------------------
     Net cash provided by (used in)
       financing activities                                79,896                   (5,931)                  94,965
                                               ---------------------    ---------------------    ---------------------

Increase (Decrease) in Cash and Cash
   Equivalents                                                 --                       --                       --
Cash and Cash Equivalents at Beginning
   of Period                                                   --                       --                       --
                                               ---------------------    ---------------------    ---------------------
Cash and Cash Equivalents at End of
   Period                                       $              --        $              --        $              --
                                               =====================    =====================    =====================

Supplemental Cash Flow information:
   Cash paid for interest                       $          10,275        $          20,754        $          20,549
   Cash paid for income taxes                                  --                       --                      996

                 See accompanying notes to financial statements.

                 HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Huntsman Polymers Corporation (the "Company"), formerly known as Rexene Corporation, manufactures products used in a wide variety of industrial and consumer related applications. The Company's principal products are polyethylene, polypropylene and amorphous polyalphaolefin ("APAO").

BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on a number of significant factors, including, but not limited to, restructuring Huntsman Corporation's current senior and subordinated debt financing, restructuring the Company's senior notes due 2004, obtaining additional debt and/or equity financing and generating sufficient cash flows from operations to meet its obligations.

     As of December 31, 2001, the Company's current liabilities exceeded current assets by $509.4 million, primarily due to the classification of substantially all of its outstanding debt as a current liability as discussed below. The Company has sustained net losses in each of the three years in the period ended December 31, 2001 and its net deficit is $139.9 million. Historically, the Company's primary source of funding has been the intercompany loan agreement (the "Intercompany Loan Agreement") from a subsidiary of Huntsman Corporation, the ultimate parent of the Company. As of December 31, 2001, the Company has classified the outstanding borrowings under the Intercompany Loan Agreement of $285.1 million as a current liability as the repayment may be accelerated by Huntsman Corporation's lenders. On December 1, 2001, the Company failed to make interest payments on its $175 million of senior unsecured notes. As a result of the failure to pay interest as scheduled, the debt may be accelerated and has been classified as a current liability.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in the Existing HC Credit Facilities entered into amendment, forbearance and waiver agreements (collectively the "Amendment Agreement"). Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay certain interest until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002. If the Forbearance Period is not extended beyond June 30, 2002, or if the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed or unless Huntsman Corporation's debt is restructured before June 30, 2002, Huntsman Corporation's lenders could pursue certain remedies under the Existing HC Credit Facilities including accelerating the debt due, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. Also, on January 1, 2002, Huntsman

Corporation failed to make interest payments on $600 million of its senior subordinated debt. As a result of the failure to pay interest as scheduled, the debt may be accelerated. The Amendment Agreement prohibits additional equity and debt financing by Huntsman Corporation to the Company. The Amendment Agreement also contains a condition that would cause the Amendment Agreement to terminate if the Company makes payments on the Senior Notes.

     Prior to the termination of the Amendment Agreement on June 30, 2002, Huntsman Corporation needs to restructure its senior secured credit facilities and its subordinated debt and the Company also needs to restructure its senior unsecured notes. Unless and until restructured long-term financing is secured, the lenders could pursue certain remedies under the various agreements and indentures, which include accelerating the debt, foreclosing on the security interest and liens on assets securing the debt.

     The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern without some sort of financial restructuring. Huntsman Corporation and its financial advisor are actively engaged in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. The Company expects meet its operating and capital needs in 2002 through a combination of:

     - improved operating performance resulting from improved industry conditions and the reduction of fixed costs in connection with the Company's operational restructuring;

     - borrowings under the Intercompany Loan Agreement, to the extent permitted;

     - sales of inventory to Huntsman Corporation as permitted under the HC Supplemental Credit Agreement and the Amendment Agreement; and

     - Targeted reductions in working capital and reduced capital expenditures.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Plant and equipment have useful lives ranging from 3 to 15 years, and buildings have useful lives ranging from 15 to 20 years. Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround. Normal maintenance and repairs of all other plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired. Interest costs are capitalized as part of major construction projects. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is included in income.

INTANGIBLE ASSETS

     Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives of five to fifteen years or over the life of the related agreement.

INCOME TAXES

     Deferred income taxes are provided for temporary differences between financial statement income and taxable income using the asset and liability method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of the related party loans, capital lease, and bank borrowings approximates fair value as they bear interest at a floating rate plus an applicable margin. At December 31, 2001 and 2000, the fair value of the $175 million principal amount 11 3/4% Senior Notes was approximately $37 million and $134 million, respectively, based on quoted market rates.

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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company will be January 1, 2002. Adoption of this pronouncement will not have a material effect on the Company's financial statements.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on January 1, 2002. Adoption of this pronouncement will not have a material effect on the Company's financial statements.

INCOME (LOSS) PER SHARE

     Income (loss) per share is not presented because it is not considered meaningful information due to the ownership by a single non-public shareholder.

2.   RECEIVABLES

     Accounts receivable consist of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Accounts and notes receivable:
       Trade                                             $            6,250           $            28,903
       Other                                                          2,835                         2,211
                                                       ------------------------     ------------------------
                                                                      9,085                        31,114
     Less allowances for bad debts and returns                       (1,307)                         (327)
                                                       ------------------------     ------------------------
                                                                      7,778                        30,787
     Accounts and advances receivable -
       Affiliates                                                    25,572                        44,245
                                                       ------------------------     ------------------------
     TOTAL                                               $           33,350           $            75,032
                                                       ========================     ========================

     Provision (recoveries) charged (credited) to expense for the years ended December 31, 2001, 2000 and 1999 were (in thousands): $150.0, $(657.7) and
$633.5, respectively. Write-offs of receivables against the allowance accounts for the years ended December 31, 2001, 2000 and 1999 were (in thousands): $0.0, $0.0 and $332.0, respectively. In addition, during 2001 the Company increased the allowance for uncollectible accounts by $830.0 thousand in connection with the reassumption of the risk of loss on receivables previously accounted for by an affiliate. In 2000, the Company decreased the allowance for uncollectible accounts by $1,417.8 thousand in connection with the assumption of the risk of loss on receivables by an affiliate.

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Raw materials                                       $            9,007           $            17,551
     Work in progress                                                 5,790                         8,249
     Finished goods                                                  38,292                        52,907
                                                       ------------------------     ------------------------
     TOTAL                                               $           53,089           $            78,707
                                                       ========================     ========================

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Land                                                $            1,008           $             3,730
     Buildings                                                       98,791                       172,831
     Plant and equipment                                            502,871                       889,866
     Construction in progress                                         2,937                         7,270
                                                       ------------------------     ------------------------
                                                                    605,607                     1,073,697
     Less accumulated depreciation                                 (231,132)                     (178,342)
                                                       ------------------------     ------------------------
     PROPERTY, PLANT AND EQUIPMENT, NET                  $          374,475           $           895,355
                                                       ========================     ========================

     Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was (in millions): $67.8, $71.5, and $62.2, respectively. During the years ended December 31, 2001, 2000 and 1999, $0.5 million, $0.5 million, and $2.8 million, respectively, of interest was capitalized in connection with construction projects. See Note 8 below, "Restructuring Costs and Impairment Charges", for more information on the change in net property, plant and equipment.

5.   INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization are (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Debt issuance costs                                 $            7,173           $             7,173
     Less accumulated amortization                                   (5,295)                       (4,427)
                                                       ------------------------     ------------------------
                                                                      1,878                         2,746
                                                       ------------------------     ------------------------
     Goodwill                                                            --                        42,406
     Less accumulated amortization                                       --                        (7,035)
                                                       ------------------------     ------------------------
                                                                         --                        35,371
                                                       ------------------------     ------------------------
     Other intangible assets                                          8,115                         7,973
     Less accumulated amortization                                   (1,949)                       (1,232)
                                                       ------------------------     ------------------------
                                                                      6,166                         6,741
                                                       ------------------------     ------------------------
     Intangible assets, net                              $            8,044           $            44,858
                                                       ========================     ========================

     In the third quarter of 2001, goodwill was written off as part of restructuring costs. This is discussed further in Note 8 below, "Restructuring Costs and Impairment Charges."

6.   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Spare parts inventory--at average cost              $           21,210           $            22,677
     Capitalized turnaround expenses                                  3,368                         5,051
     Catalysts                                                          873                         1,903
     Long-term note receivable                                           --                           423
     Other                                                              335                         2,049
                                                       ------------------------     ------------------------
     Total                                               $           25,786           $            32,103
                                                       ========================     ========================

7.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Accrued taxes, other than income                    $            9,370           $            10,659
     Interest on Senior Notes                                        12,096                         1,723
     Restructuring reserve                                           10,878                            --
     Other accrued expenses                                           3,854                         9,559
                                                       ------------------------     ------------------------
     Total                                               $           36,198           $            21,941
                                                       ========================     ========================

8.   RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

     The Company incurred restructuring costs and impairment charges of $525.4 million during 2001. The restructuring costs were recorded in two phases.

- Phase I, which resulted in a charge of $29.8 million during the second quarter of 2001, was the result of the closure of the Company's styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The program included a workforce reduction at the Odessa Facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, decommissioning costs of $2.6 million for the styrene unit, $4.8 million in non-cancelable lease charges, an $8.9 million write-down of the styrene unit fixed assets and a $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001.

- Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. Management anticipates that this program will result in the discharge of 93 regular employees at the Odessa Facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. The Company expects this phase to be completed by April 2002.

     Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

     The Company recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to its property, plant and equipment. During 2001, the Company experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of the Company's products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of the Company's restructuring efforts, the Company performed a review of its remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged DrKW as its financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, DrKW provided a valuation report to the Company's management which indicated an impairment of the Company's assets. As a result, in the fourth quarter of 2001 the Company assessed certain fixed assets for impairment as required under SFAS No. 121.

     The Company performed an evaluation of the recoverability of its assets as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value of these assets was less than their carrying value. The fair value of the Company's net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved.

Fair value estimates, by their very nature, rely upon considerable management judgment; accordingly, actual results may vary significantly from the Company's estimates.

     The restructuring costs and impairment charges were recorded against the following accounts: $463.0 million against property, plant and equipment; $33.8 million against goodwill; $5.1 million against inventories; and $23.5 million against cash and accrued liabilities.

     A summary of the combined Phase I and II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                                                                                         Liabilities
                                               Total               Non-Cash              Cash                at
                                              Charge               Charges             Payments         December 31,
                                                                                                            2001
                                         ------------------    -----------------    ---------------     --------------
Work force reduction                       $    11,038           $        --          $    6,518          $   4,520
Styrene unit decommissioning                     2,601                    --                 986              1,615
Polypropylene Line 1 decommissioning               200                    --                  --                200
Non-cancelable lease costs                       5,348                    --               1,304              4,044
Property and equipment                         463,038               463,038                  --                 --
Goodwill                                        33,788                33,788                  --                 --
Provision for unusuable supply
   Inventory                                     8,565                 5,067               2,999                499
Other charges                                      823                    --                 823                 --
                                         ------------------    -----------------    ---------------     --------------
Total restructuring costs                  $   525,401           $   501,893          $   12,630          $  10,878

         Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by April 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. When both initiatives are fully implemented, the Company expects pretax savings in operating expenses will approximate $34 million on an annualized basis.

9.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Affiliates:
       Intercompany borrowings                           $          279,055           $           240,329
       Advance from affiliates                                        6,070                            --
       Capital lease - affiliates                                    67,935                        63,835
                                                       ------------------------     ------------------------
          Total affiliates                                          353,060                       304,164
       Less:  Current portion                                      (353,060)                           --
                                                       ------------------------     ------------------------
          Total long-term debt - affiliates                               -                       304,164
     Other - 11 3/4% Senior Notes due 2004                          174,882                       174,882
       Less:  Current portion of long-term
          Debt-other                                               (174,882)                           --
                                                       ------------------------     ------------------------
          Total long-term debt - other                                   --                       174,882
                                                       ------------------------     ------------------------
          Total                                          $               --           $           479,046
                                                       ========================     ========================

INTERCOMPANY BORROWING

As of December 31, 2001, the Company owed $279.1 million under the Intercompany Loan Agreement that it maintains with HGHFC. The loans accrue interest at prime rate (6.75% at December 31, 2001) plus a margin of 0.75% and are payable upon demand. The Intercompany Loan Agreement is the Company's principal source of financing, and, as discussed in the following paragraphs, the Company's ability to obtain additional financing under the Intercompany Loan Agreement has been significantly limited. In addition, the Company's ability to borrow under the Intercompany Loan Agreement is subject to the limitations imposed by the Indenture governing the Company's Senior Notes.

     As of December 31, 2001, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities, as amended and supplemented (the "Existing HC Credit Facilities"). As collateral for its obligations under the Existing HC Credit Facilities, Huntsman Corporation has pledged its 100% ownership interest in the Company's parent, and the Company's Parent has pledged its 100% ownership interest in the Company. In addition, the Company and its Parent are guarantors of Huntsman Corporation's obligations under the Existing HC Credit Facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty to Huntsman Corporation's lenders (the "Guaranty"), subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The Guaranty provides that the Company's maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability under the Guaranty. Nevertheless, as a result of recent amendments to the Existing HC Credit Facilities, Huntsman Corporation's lenders now have certain rights to receive assignments of security interests in the Company's assets created in connection with the Intercompany Loan Agreement.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in the Existing HC Credit Facilities entered into amendment, forbearance and waiver agreements (collectively the "Amendment Agreement"). Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising rights and remedies arising from the failure to pay certain interest until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002. If the Forbearance Period is not extended beyond June 30, 2002, or if the rights of the lenders under the Existing HC Credit Facilities are not otherwise stayed or unless restructured long-term financing is secured by Huntsman Corporation before June 30, 2002, Huntsman Corporation's lenders could pursue certain remedies under the Existing HC Credit Facilities including accelerating the debt due, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above.

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement (the "HC Supplemental Credit Agreement") with certain of its lenders under Existing HC Credit Facilities pursuant to which a revolving loan facility of $40 million and a term loan facility of $110 million were made available to it. Proceeds from the HC Supplemental Credit Facility will be used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. Pursuant to the Amendment Agreement and the HC Supplemental Credit Facility, Huntsman Corporation is only permitted to make certain investments in or payments to the Company, including ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased by Huntsman Corporation from the Company, accruals of interest expense and overhead allocations, payments to purchase S&B's claim against the Company, and additional loans, not to exceed $5 million, made through the Intercompany Loan Agreement. These limitations also prohibit the Company from obtaining additional equity investments from Huntsman Corporation.

     The acceleration by Huntsman Corporation's lenders of the debt under the Existing HC Credit Facilities would cause an acceleration of the Company's obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, the Company reclassified the intercompany borrowings portion of affiliate debt as a current liability. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been repaid in full. Acceleration of the debt under the Existing HC Credit Facilities and of the Company's obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of the Company's obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of the Company's Parent or the Company would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under such circumstances, there can be no assurance that the Company would have sufficient funds to purchase all or part of the Senior Notes.

CAPITAL LEASE

     On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's FPO facility of Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. Interest accrues on the unpaid lease amount ($50 million at December 31, 2001) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company is obligated to pay the unpaid lease amount as well as all interest owed on that amount. The Company has the option at the end of the lease period to acquire the facility for a nominal amount. The lease is secured by all of the fixed assets associated with the FPO facility.

     On December 12, 2001, the agreement was amended and HGHFC assigned all of its rights under the agreement to Huntsman Corporation. The principal economic terms of the lease agreement were not altered.

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

     On December 1, 2001, the Company failed to make interest payments on the 11 3/4% Senior Notes. As a result of the failure to make interest payments, the debt may be accelerated and has been classified as a current liability.

10.  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Accrued environmental remediation costs
       (see note 16)                                     $            6,376           $             6,116
     Advance payment from customer                                       --                         1,600
     Accumulated postretirement benefit
       Obligation (see note 14)                                      14,797                        13,845
     Pension liabilities (see note 14)                                4,723                         3,030
     Other                                                            4,080                         7,926
                                                       ------------------------     ------------------------
     Total                                               $           29,976           $            32,517
                                                       ========================     ========================


     In July 1995, the Company received a $25 million advance payment from a customer as a result of a multi-year agreement to supply a portion of annual styrene production. With the closure of the styrene plant in 2001, the unamortized portion of the advance payment was repaid to the customer. The unearned portion of this advance payment, net of current portion, is therefore included as a noncurrent liability only in the 2000 balance above. This advance payment was secured by a lien on the styrene plant in Odessa, Texas.

11.  COMMITMENTS

     The future payments of rentals on buildings, computers, office equipment and transportation equipment under the terms of non-cancelable operating lease agreements as of December 31, 2000 are as follows (in thousands):

                     For the years ending December 31,
                              2002                                   $           9,103
                              2003                                               7,517
                              2004                                               6,362
                              2005                                               4,997
                              2006                                               4,650
                              2007 and thereafter                               24,000
                                                                   -----------------------
                     Total minimum lease payments                    $          56,629
                                                                   =======================

     Rental expense (in millions) under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $12.3, $12.7, and $11.1, respectively, substantially all of which relates to continuing operations.

     The Company had two long-term contracts with one major styrene customer. One contract was based on fixed pricing and volumes, and the second was based on market pricing and variable volumes. Both were seven-year contracts that were due to expire on December 31, 2002. With the closure of the styrene plant in 2001, these contracts were terminated.

     In 2002, the Company expects to spend between $9.0 and $10.0 million for capital expenditures.

12.  INCOME TAX

     Income tax benefit on the Company's income from continuing operations before extraordinary loss consists of the following (in thousands):

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                               ---------------------    ---------------------    ---------------------
Current                                         $              --        $              --        $              --
Deferred                                                  (78,288)                 (26,501)                 (20,143)
                                               ---------------------    ---------------------    ---------------------
                                                $         (78,288)       $         (26,501)       $         (20,143)
                                               =====================    =====================    =====================


     The statutory federal income tax rate was 35% for the years ended December 31, 2001, 2000 and 1999. The effective income tax rate differs from the amount computed by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for these differences are as follows (in thousands):

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                               ---------------------    ---------------------    ---------------------
Income tax benefit computed at
   Statutory federal tax rate                   $        (235,201)       $         (25,291)       $         (19,326)
State income taxes                                        (20,160)                  (2,167)                  (1,657)
Non-deductible amortization and
   expenses                                                   701                      848                      850
Write down of goodwill                                     12,839                       --                       --
NOL valuation allowance                                   164,197                       --                       --
Other, net                                                   (664)                     109                      (10)
                                               ---------------------    ---------------------    ---------------------
Income tax benefit                              $         (78,288)       $         (26,501)       $         (20,143)
                                               =====================    =====================    =====================

The net deferred income tax asset at December 31, 2001 is fully reserved with a valuation allowance due to the uncertainty of realization. The net deferred income tax asset or liability at December 31, 2001 and December 31, 2000 consists of the following (in thousands):

                                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                                       ------------------------     ------------------------
     Accounts receivable                                 $               24           $               334
     Inventories                                                      4,230                         8,289
     Tax losses and credits carried forward                         208,977                       129,075
     Other current assets                                             4,591                         1,638
     Other noncurrent assets                                         21,735                        13,478
                                                       ------------------------     ------------------------
       Gross deferred tax assets                                    239,557                       152,814
                                                       ------------------------     ------------------------
     Property, plant and equipment                                  (74,200)                     (226,088)
     Intangible assets                                               (1,160)                       (1,518)
                                                       ------------------------     ------------------------
       Gross deferred tax liabilities                               (75,360)                     (227,606)
                                                       ------------------------     ------------------------
     Net amount before valuation allowance                          164,197                       (74,792)
     Valuation allowance                                           (164,197)                           --
                                                       ------------------------     ------------------------
     Net tax liability                                   $                0           $           (74,792)
                                                       ========================     ========================

Tax losses and credits carried forward were $549.9 million at December 31, 2001 and $339.7 million at December 31, 2000, and expire beginning December 31, 2012 and ending December 31, 2021.

The net deferred income tax liability is presented in the accompanying consolidated balance sheets as follows:

                                                                2001                         2000
                                                       ------------------------     ------------------------
     Net current asset                                   $            8,845           $            10,261
     Net long-term liability                                         (8,845)                      (85,053)
                                                       ------------------------     ------------------------
     Net tax liability                                   $                0           $           (74,792)
                                                       ========================     ========================

13.  OTHER INCOME (EXPENSE)

     Other income (expense) is comprised of the following significant items:

                                                        Year Ended              Year Ended             Year Ended
                                                       December 31,            December 31,           December 31,
                                                           2001                    2000                   1999
                                                    --------------------    --------------------    ------------------
Gain on sale of equipment                             $          --           $        1,897          $          --
U.S. Department of Energy refund                                 --                    3,591                     --
Flare settlement                                                 --                   (3,000)                    --
Fire insurance proceeds                                          --                       --                  3,152
Power outage proceeds                                            --                       --                  1,316
Commercial dispute settlement                                    --                       --                     --
Other items                                                      (69)                    676                    331
                                                    --------------------    --------------------    ------------------
Total other operating income                          $          (69)         $        3,164          $       4,799
                                                    ====================    ====================    ==================


14.  OTHER INFORMATION

     Export sales from operations (in millions) were $82.5, $50.5, and $31.2 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Maintenance and repair expenses (in millions) were $30.1, $36.4, and $33.9 for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  EMPLOYEE BENEFITS

SAVINGS PLAN

     Employees of the Company participate in the Huntsman Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, employees may contribute annually between 1% and 15% of pay up to the IRS pre-tax contribution limit ($10,500 for 2001) to the Savings Plan. The Company matches 50% of the employee's contributions up to 4% of the employee's pay. Employee contributions and Company matching contributions are fully vested. For 2001, 2000 and 1999, the Company match to the Savings Plan equaled approximately $714,000, $774,000, and $796,000, respectively.

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

     Company contributions to the Money Purchase Plan are fully vested. For 2001, 2000 and 1999, the Company contributions to the Money Purchase Plan equaled approximately $250,000, $250,000, and $124,000, respectively.

PENSION AND RETIREMENT PLANS

     The Company provides retirement and death benefits to certain employees through an Executive Security Plan (the "Security Plan"). The Company does not fund the Security Plan. No new employees have been added to this plan since 1997, and it is not expected that any additional employees will participate in the Security Plan. Benefits accrued under this plan were $2.8 million and $3.1 million at December 31, 2001 and 2000, respectively. The estimated expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was $(0.3) million, $(0.3) million, and $0.1 million, respectively.

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

     The net pension liability included in the consolidated balance sheet of $4.7 million and $3.0 million at December 31, 2001 and 2000, respectively, represents the Company's allocated share of the Plan's overall pension liability. Customary disclosures including a reconciliation of the projected benefits obligation to the balance sheet liability and the disclosure of component of net pension expense are not possible or meaningful under these circumstances. The Company's net pension cost was $2.3 million, $2.3 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The pension costs and pensions liability assumed a discount rate of 7.50%, 7.75%, and 6.75% and a rate of salary progression of 4.0%, 4.5% and 4.0% in 2001, 2000, and 1999, respectively. The weighted average expected rate of return on assets for 2001, 2000, and 1999 was 9.0%.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company sponsors postretirement benefits other than the Pension Plans, such as health care and medical benefits. The Company reimburses retirees for these benefits but does not provide any additional funding for the postretirement benefits.

     Net postretirement benefit expense consists of the following (in thousands):

                                                    YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                               ---------------------    ---------------------    ---------------------
Service cost                                    $             563        $             464        $             383
Interest cost                                               1,086                      930                      655
Net amortization and deferral                                 285                      250                       78
                                               ---------------------    ---------------------    ---------------------
Net postretirement benefit expense              $           1,934        $           1,644        $           1,116
                                               =====================    =====================    =====================

     The following table sets forth the funded status of the postretirement benefits as of December 31, 2001 and 2000 (in thousands):

                                                                2001                         2000
                                                       ------------------------     ------------------------
     CHANGE IN ACCUMULATED POSTRETIREMENT
       BENEFIT OBLIGATION
       Net benefit obligation at January 1               $           13,665           $            10,752
       Service cost                                                     563                           464
       Interest cost                                                  1,086                           930
       Actuarial (gain)/loss                                          4,395                         2,285
       Benefits Payments (net of employee
          contributions)                                               (982)                         (766)
                                                       ------------------------     ------------------------
       Net benefit obligation at December 31             $           18,727           $            13,665
                                                       ========================     ========================
       Plan Assets                                       $               --           $                --
                                                       ========================     ========================
     FUNDED STATUS
     Funded status at December 31                        $           18,727           $            13,665
     Unrecognized net actuarial gain                                 (3,930)                          180
                                                       ------------------------     ------------------------
     Balance sheet liability                             $           14,797           $            13,845
                                                       ========================     ========================

     In 2001 and 2000, in determining the value of postretirement benefit obligations, discount rates of 7.50% and 7.75%, respectively, were used; the health care trend rate used to measure the expected increase in cost of benefits was assumed to be 8.0% and 9.0% in 2001 and 2000, respectively, descending to 5.5% in 2004 and thereafter. A one percentage-point increase in the assumed health care cost trend rate for each year would increase the net benefit obligation as of December 31, 2001 by approximately $2.0 million and would increase the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 2001 by approximately $240,000. A one percentage-point decrease in the assumed health care cost trend rate for each year would decrease the net benefit obligation as of December 31, 2001 by approximately $1.7 million and would decrease the service and interest cost components of the net postretirement benefit cost for the year ended December 31, 2001 by approximately $205,000.

16.  RELATED PARTY TRANSACTIONS

     Transactions between the Company and other related parties are summarized as follows (in thousands):

                                              AS OF AND FOR THE          AS OF AND FOR THE       AS OF AND FOR THE YEAR
                                                  YEAR ENDED                YEAR ENDED                    ENDED
                                              DECEMBER 31, 2001          DECEMBER 31, 2000          DECEMBER 31, 1999
                                             ---------------------     ----------------------    ------------------------
     Sales to:
       Huntsman Petrochemical Corporation      $        10,231           $        14,240           $         12,687
       Huntsman Chemical Corporation and
          Subsidiaries                                      --                        --                        885
       Huntsman Expandable Polymers
          Corporation                                    3,308                        19                         --
       Huntsman Specialty Chemicals
          Corporation                                       --                        --                      1,931
       Huntsman Corporation                            343,257                   443,282                    347,103
       Huntsman International LLC                       10,614                    10,301                      5,051
     Trade accounts receivable from:
       Huntsman Corporation                             23,119                    40,790                     37,427
       Huntsman Petrochemical Corporation                1,510                     1,836                      2,362
       Huntsman International LLC                          513                     1,388                         70
       Huntsman Expandable Polymers                          2                        --                         --
          Corporation
     Miscellaneous receivables from:
       Employee advances                                     6                        11                         11
       Huntsman Polypropylene Corporation                  338                       219                        394
       Huntsman Chemical Corporation and
          Subsidiaries                                      --                        --                         5
       Huntsman Expandable Polymers
          Corporation                                       16                         1                        --
       Huntsman Petrochemical Corporation                   19                        --                        --
       Huntsman International LLC                           49                        --                        --
       Huntsman Corporation                                 --                        --                        541
     Product purchases from:
       Huntsman Petrochemical Corporation                5,642                     7,026                      1,210
     Interest on intercompany borrowings
       and capital lease:
       Huntsman Group Holdings Finance
          Corporation                                   28,200                    29,217                     26,436
     Allocated selling, general, and
       administrative:
       Huntsman Petrochemical Corporation                2,991                     3,503                      1,081



     Trade accounts payable to:
       Huntsman Petrochemical Corporation                  821                       414                        308
       Huntsman Polypropylene Corporation                1,041                        --                         --
     Miscellaneous accounts payable to:
       Huntsman Chemical Corporation and
          subsidiaries                                      --                        --                         95
       Huntsman Petrochemical Corporation                  230                     1,584                        625
       Huntsman Corporation                              5,560                        32                          5
       Huntsman Corporation Belgium
          B.V.B.A.                                          --                        --                         74
     Advance from affiliate:
       Huntsman Group Holdings Finance
          Corporation                                     6,070                       --                        --
     Long-term debt payable to:
       Huntsman Group Holdings Finance
          Corporation                                  279,055                   240,329                    250,360
     Long-term capital lease payable to:
       Huntsman Corporation                             67,935                        --                        --
       Huntsman Group Holdings Finance
          Corporation (including accrued
          interest)                                         --                    63,835                     59,735
     Capital contribution from parent                   31,000                        --                    105,000

     Affiliate overhead charges are for direct administrative services provided by Huntsman Petrochemical Corporation, primarily in the areas of information technology, sales & marketing, human resources and office services. The charges are based on actual costs incurred and are representative of a third party transaction.

     Included in sales to Huntsman Corporation for the year ended December 31, 2001 is $8.4 million relating to inventory segregated in the Company's warehouses which is being held for the account of Huntsman Corporation at December 31, 2001.

17.  CONTINGENCIES

ENVIRONMENTAL REGULATION

GENERAL

     The Company's business of manufacturing and distributing chemical products and its related production of by-products and wastes entails risk of adverse environmental effects. As a result, the Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject to frequent environmental inspections and monitoring by governmental enforcement authorities. In addition, its production facility requires operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. Moreover, changes in environmental regulations could inhibit or interrupt the Company's operations, or require it to change its equipment or operations, and any such changes could have a material adverse effect on its businesses. Accordingly, given its businesses, environmental or regulatory matters may cause the Company significant unanticipated losses, costs or liabilities.

     Under some environmental laws, the Company may be jointly and severally liable for the costs of environmental contamination on or from its properties and at off-site locations where it disposed of or arranged for the disposal or treatment of hazardous wastes. For example, under the Comprehensive

Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, a current owner or operator of real property may be liable for such costs regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. In addition, under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state laws, as the holder of permits to treat or store hazardous wastes, the Company may, under some circumstances, be required to remediate contamination at its properties regardless of when the contamination occurred.

     The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. The Company's operating expenditures for environmental remediation, compliance and waste disposal were approximately $7.6 million and $9.7 million in 2001 and 2000, respectively. The Company also spent approximately $3.3 million and $4.5 million relating to capital expenditures for environmentally related projects in 2001 and 2000, respectively. In 2002, the Company anticipates spending approximately $4.8 million for environmental remediation, compliance and waste disposal. Of such amount, expenditures relating to remediation are projected to be approximately $0.2 million for 2002. Environmental capital spending is estimated at $3.3 million for 2002. Generally, the Company expects to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, the Company cannot assure you that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

     The Company carries Pollution Legal Liability insurance to address some of the potential environmental liabilities, subject to the policy terms, limits, exclusions and deductibles, on both a Sudden and Accidental basis and on a Gradual basis for occurrences first commencing after July 1, 1997. The Company also carries Pollution Legal Liability and Closure and Post Closure insurance on certain facilities at the Odessa Facility, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

     Further, the Company has incurred, and may in the future incur, liability to investigate and clean up waste or contamination at its current or former facilities or facilities operated by third parties at which it may have disposed of waste or other materials.

TNRCC FLARE INVESTIGATION

     By letter dated January 28, 1999, the TNRCC notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa Facility. In addition, since January 1999, the Company's Odessa Facility experienced upsets on several occasions that led to flaring or excess emissions which the TNRCC claims were in violation of state law. The TNRCC sought penalties for all alleged violations. On January 30, 2002, the claims asserted by the TNRCC were settled in an agreed order. In the order, the Company denied any liability, but agreed to a $140,000 penalty, $70,000 of which was paid to the State and $70,000 of which was paid to the City of Odessa to fund a supplemental environmental project.

     As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions have been filed. Three of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of the Company's contractors and design engineers, one of whom has sought indemnity against the Company. The remaining filed cases involve a total of about 192 claimants. Although counsel to the Company believes that it has strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

SOLID WASTES

     In March 1994, the TNRCC granted the Company a permit to operate three hazardous waste management units at the Odessa Facility, as treatment/storage/disposal facilities under RCRA. This permit and an accompanying compliance plan require certain corrective actions with respect to existing soil and groundwater contamination at a number of the solid waste management units at the Odessa Facility. Pursuant to the permit and compliance plan, the Company has installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk presented to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and implemented a remediation plan approved by the TNRCC. As of December 31, 2001, the TNRCC has approved closure for 55 of the plant's solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing. In addition, the permit has recently been modified to reflect closure of one of the original three hazardous waste management units.

AIR EMISSIONS

     In 1990, Congress amended the federal Clean Air Act to require control of certain emissions not previously regulated, some of which are emitted by the Company's facilities. This legislation requires the Company (and others in the industry with such emissions) to implement additional pollution control measures. Some of the regulations detailing these additional control measures have either not yet been promulgated or have not been fully implemented. The Company expects that modifications required by the currently published regulations can be accomplished within its projected capital budget, but can give no assurance that the costs it may incur to comply with regulations that have not yet been issued will not be significant.

     The Company is subject to federal and Texas air permitting regulations. Most plant operations are governed by existing air permits. Permitting of the remaining facilities is being conducted currently in preparation for upcoming federal air requirements associated with federal Clean Air Act Title V permits.

ADDITIONAL ENVIRONMENTAL ISSUES

     CERCLA and similar laws in many states impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. In this connection, the Company has developed estimates for the clean-up of known waste sites and included these potential liabilities in its environmental accrual account. From time to time the Company receives notices from representatives of governmental agencies and from private parties contending that it is potentially liable for a portion of the investigation and remediation costs at third-party and currently and formerly-owned sites. Although there can be no assurance, the Company does not believe that its liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

     The Company was sued on December 6, 2001, by Lyondell Chemical Company and Atlantic Richfield Company in the U.S. District Court for the Eastern District of Texas, for contribution with regard to remediation expenses at the Turtle Bayou (Petro Chemical Systems, Inc.) Superfund site in Liberty County, Texas. Based upon the facts known to the Company, it believes that it has one or more complete defenses to the suit and that even if the court rejects those defenses, the percentage contribution the Company would likely be required to pay would not be material to its financial condition. Nevertheless, the potential exists for significant liability in such a case because of joint and several liability.

     In December of 2000, the New Mexico Environmental Bureau's Oil Conservation Division ("OCD") gave notice that it is alleging that the Company may be a responsible party in the cleanup of an old abandoned refinery located in Bloomfield, New Mexico. Although the site is contaminated and was evaluated in about 1990 under the state's superfund program and the federal superfund program, it was not pursued under either of those programs. The site was previously owned by El Paso Energy, El Paso Products, and Kimbell and McNutt. Huntsman Polymers notified the OCD that Huntsman Polymers has never had an ownership interest in the site and does not believe that it acquired any liability relating to the site from its previous owners. In addition, the State of New Mexico contacted Rexene about the site in 1990, had notice of the Rexene bankruptcy in 1991-1992, made a claim against Rexene regarding another site but did not make a claim in the bankruptcy proceeding regarding this site. Consequently, even if the OCD had a claim against Rexene at one time, the claim may have been extinguished by the bankruptcy. However, if a court ultimately finds that OCD does have an actionable claim, the potential exists for significant remediation liability.

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

     The Company continually reviews its estimates of potential environmental liabilities, and it has approximately $6.4 million accrued in its December 31, 2001 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amount that might be required to investigate and remediate such conditions will not be significant to the Company.

OTHER

     In March 1999, in connection with a construction contract dispute, an arbitration proceeding was initiated by S&B Engineers and Constructors, Ltd. ("S&B") against the Company. S&B sought approximately $22.3 million in unpaid invoices and bonuses under the contract and the Company sought in excess of $20 million in contract damages against S&B. In August 2000, the arbitration panel awarded S&B damages in the amount of $19.2 million plus pre-judgment interest, attorneys' fees and costs, reserving decision on the amount of fees and costs. In February 2001, the arbitration panel issued its final award, granting S&B fees and costs in the amount of $3.7 million in addition to the damages previously awarded. The Company appealed the award in Texas state court, seeking reversal or modification of the award on grounds that it was based in part on erroneous conclusions of law. Following mediation between the parties, the matter was settled on August 30, 2001 for a total settlement amount of $22.1 million. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. In accordance with agreements with its lenders, Huntsman Corporation paid S&B $6.1 million on December 31, 2001, taking a partial assignment of the mechanics' lien securing the Company's obligations to S&B. The Company anticipates that Huntsman Corporation will pay S&B $6.0 million plus interest on April 1, 2002, the remaining portion under the settlement agreement, and Huntsman Corporation will at that time take an assignment of the remaining portion of the mechanics' lien. Huntsman Corporation has agreed to extend the time for payment of this obligation. In the event the Company does not pay the obligation, Huntsman Corporation would have the right to foreclose on the assets subject to the mechanics' lien. In accounting for these payments, the Company reduced its accrued liability to S&B and increased its liability to Huntsman Corporation.

     The Company is also a party to various other lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.  SUBSEQUENT EVENT

     On February 27, 2002, three holders of our Senior Notes filed an involuntary bankruptcy petition against the Company in the United States bankruptcy court in Delaware. According to their filing, these note holders held less than 1% of the total of our outstanding Senior Notes. On February 28, 2002 the petitioning note holders filed a motion to dismiss their petition, and, shortly thereafter, the Company filed a second motion to dismiss on several grounds, including that the bankruptcy filing was unfounded and improper. According to court filings made by the petitioners, the petitioners reached an agreement to sell their Senior Notes to an affiliate of Credit Suisse First Boston shortly after filing the involuntary bankruptcy petition against the Company. The bankruptcy court granted the petitioners' motion to dismiss and ordered the case dismissed with prejudice on March 8, 2002.

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for the years ended December 31, 2001 and 2000 is presented below. Amounts are presented in thousands:

                                                             FOR QUARTER ENDED:
                --------------------------------------------------------------------------------------------------------------
                December 31,   September 30,    June 30,   March 31,   December 31,   September 30,    June 30,    March 31,
                    2001            2001          2001        2001         2000           2000           2000         2000
                -------------- --------------- ----------- ----------- -------------- -------------- ------------- -----------
Net Sales        $   109,593    $   110,491     $125,294    $144,770    $   175,667    $  168,293     $ 163,342     $167,290
Gross Profit          (8,367)       (20,745)     (15,782)    (27,122)       (11,010)       (1,573)       12,052        7,790
Net loss            (418,911)      (105,502)     (39,633)    (29,668)       (20,776)      (14,628)       (3,583)      (6,771)