Form 10-Q
period 2002-03-31
HUNTSMAN POLYMERS CORP
filed 2002-05-15
CIK 829218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                          Commission file number 1-9988

                          HUNTSMAN POLYMERS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                       75-2104131
-----------------------------------                   ----------------------
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

Yes   X   No
    ----     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 14, 2002, 1,000 shares of the Common Stock, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding.

================================================================================

                          HUNTSMAN POLYMERS CORPORATION
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION.....................................................................................3
         ITEM 1.   FINANCIAL STATEMENTS...........................................................................3
                  Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001(unaudited)...............3
                  Consolidated Statements of Operations for the Three months ended
                  March 31, 2002 and 2001 (unaudited).............................................................4
                  Consolidated Statements of Stockholder's Deficit for the Three
                   months ended March 31, 2002 (unaudited)........................................................5
                  Consolidated Statements of Cash Flows for the Three months ended March 31,
                   2002 and 2001 (unaudited)......................................................................6
                  Notes to Consolidated Financial Statements......................................................7
         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........19
         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................30
PART II - OTHER INFORMATION......................................................................................31
         ITEM 1.   LEGAL PROCEEDINGS.............................................................................31
         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................................................31
         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................................31

     Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars In Thousands)

                                                              MARCH 31, 2002        DECEMBER 31, 2001
                           ASSETS
         CURRENT ASSETS:
              Cash and cash equivalents                       $           --        $             --
              Accounts and notes receivable, net                       7,819                   7,778
              Accounts and advances receivable - Affiliates           28,985                  25,572
              Inventories                                             46,329                  53,089
              Other current assets                                     5,160                   3,822
              Deferred income taxes                                    8,845                   8,845
                                                              --------------        ----------------
                  TOTAL CURRENT ASSETS                                97,138                  99,106
         Properties, plant and equipment, net                        370,001                 374,475
         Intangible assets, net                                        7,623                   8,044
         Other noncurrent assets                                      24,006                  25,786
                                                              --------------        ----------------
                  TOTAL ASSETS                                $      498,768        $        507,411
                                                              ==============        ================

                        LIABILITIES AND
                     STOCKHOLDER'S DEFICIT
         CURRENT LIABILITIES:
              Accounts payable                                $       33,870        $         36,740
              Accounts payable - Affiliates                            8,055                   7,652
              Accrued liabilities                                     35,540                  36,198
                 Current portion of long-term debt                   174,882                 174,882
              Advance from affiliate                                   6,070                   6,070
                 Current portion of long-term debt -                 343,403                 346,990
                  Affiliates
                                                              --------------        ----------------
                  TOTAL CURRENT LIABILITIES                          601,820                 608,532
         Long-term debt:
              Affiliates                                                  --                      --
              Other                                                       --                      --
         Deferred income taxes                                         8,845                   8,845
         Other noncurrent liabilities                                 30,777                  29,976
                                                              --------------        ----------------
                  TOTAL LIABILITIES                                  641,442                 647,353
                                                              --------------        ----------------

         STOCKHOLDER'S DEFICIT:
              Common Stock, par value $0.01 per share; 1
              million shares authorized and 1,000 shares
              issued and outstanding in 2002 and 2001                     --                      --
              Additional paid-in capital                             559,500                 559,500
              Retained deficit                                      (702,174)               (699,442)
                                                              --------------        ----------------
                  TOTAL STOCKHOLDER'S DEFICIT                       (142,674)               (139,972)
                                                              --------------        ----------------

                  TOTAL LIABILITIES AND STOCKHOLDER'S
                  DEFICIT                                     $      498,768        $        507,411
                                                              ==============        ================

           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars In Thousands)

                                              Three Months         Three Months
                                                  Ended               Ended
                                             March 31, 2002       March 31, 2001
                                             --------------       --------------
REVENUES:
     Trade sales and services                $      14,624        $      48,429
     Affiliate sales                                94,356               96,341
                                             -------------        -------------
TOTAL REVENUES                                     108,980              144,770
COST OF GOODS SOLD                                 (96,138)            (171,892)
                                             -------------        -------------
GROSS PROFIT (LOSS)                                 12,842              (27,122)
SELLING, GENERAL AND ADMINISTRATIVE                 (4,991)              (7,488)
                                             -------------        -------------
OPERATING INCOME (LOSS)                              7,851              (34,610)
Interest expense, net:
     Affiliate interest                             (4,977)              (6,960)
     Other interest                                 (5,606)              (5,262)
Other income (expense)                                  --                   45
                                             -------------        -------------
NET LOSS BEFORE INCOME TAXES                        (2,732)             (46,787)
Income tax benefit                                      --               17,119
                                             -------------        -------------
NET LOSS                                     $      (2,732)       $     (29,668)
                                             =============        =============

           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
(Dollars and Shares In Thousands)


                                               Common Stock             Paid-in          Retained
                                            Shares       Amount         Capital           Deficit           Total
                                          ----------    ---------     -------------    -------------     -----------
Balance, January 1, 2002                         1       $   --        $  559,500       $ (699,442)       $ (139,942)
Net loss                                        --           --                --           (2,732)           (2,732)
                                          --------      -------       -----------      -----------       -----------
Balance, March 31, 2002                          1       $   --        $  559,500       $ (702,174)       $ (142,674)
                                          ========      =======       ===========      ===========       ===========

         See accompanying notes to consolidated financial statements.

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars In Thousands)

                                                                  Three Months             Three Months
                                                                      Ended                    Ended
                                                                 March 31, 2002           March 31, 2001
                                                                 --------------           --------------
         OPERATING ACTIVITIES
         Net loss                                               $          (2,732)      $         (29,668)
         Reconciliation to net cash used in operations:
              Depreciation and amortization                                 6,357                  18,083
              Deferred income taxes                                            --                 (17,779)
              Amortization of debt issuance costs                             217                     217
              Changes in operating working capital:
                  Receivables                                              (3,454)                 17,531
                  Inventories                                               6,760                  (5,095)
                  Other current assets                                     (1,338)                    119
                  Accounts payable                                         (2,467)                (14,453)
                  Other current liabilities                                  (658)                 (4,124)
                  Deferred charges and other noncurrent
                  assets                                                    1,780                     832
                  Deferred credits and other noncurrent
                  liabilities                                                 801                     837
                                                                -----------------       -----------------
         NET CASH PROVIDED BY (USED IN) OPERATIONS                          5,266                 (33,500)

         INVESTING ACTIVITIES
         Capital expenditures                                              (1,679)                 (2,568)
                                                                -----------------       -----------------
         NET CASH USED IN INVESTING ACTIVITIES                             (1,679)                 (2,568)

         FINANCING ACTIVITIES
         Intercompany (repayment to) borrowing from
         parent                                                            (3,587)                  5,068
         Proceeds of capital contribution by parent                            --                  31,000
                                                                -----------------      ------------------
         NET CASH (USED IN) PROVIDED BY FINANCING                          (3,587)                 36,068
                  ACTIVITIES

         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      --                      --

         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      --                      --
                                                                -----------------       -----------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD             $              --       $              --
                                                                =================       =================

         SUPPLEMENTAL CASH FLOW INFORMATION
         Cash paid for interest                                 $              --       $              --
         Cash paid (refunded) for income taxes                  $              --       $              --

           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Huntsman Polymers Corporation and its subsidiaries manufacture products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene and amorphous polyalphaolefin ("APAO").

     For convenience in this report, the terms "Huntsman Polymers," "Company," "our," "us" or "we" may be used to refer to Huntsman Polymers Corporation and, where the context requires, its consolidated subsidiaries. Huntsman Polymers Holding Corporation, the Company's direct parent corporation, may be referred to as "Parent," or "HPHC."

     BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on a number of significant factors, including, but not limited to, restructuring Huntsman Corporation's current senior and subordinated debt financing, restructuring the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"), obtaining additional debt and/or equity financing and generating sufficient cash flows from operations to meet its obligations.

     As of March 31, 2002, the Company's current liabilities exceeded current assets by $504.7 million, primarily due to the classification of all of its outstanding debt as a current liability as discussed below. The Company has sustained net losses in each of the prior three years and its stockholders deficit is $142.7 million. Historically, the Company's primary source of funding has been the intercompany loan agreement (the "Intercompany Loan Agreement") from a subsidiary of Huntsman Corporation, the ultimate parent of the Company. As of March 31, 2002, the Company has classified the outstanding borrowings under the Intercompany Loan Agreement of $280.5 million as a current liability because repayment may be accelerated by Huntsman Corporation's lenders. On December 1, 2001, the Company failed to make interest payments on its $174.9 million of Senior Notes. As a result of the failure to pay interest as scheduled, the debt may be accelerated and has also been classified as a current liability.

     As of March 31, 2002, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities. As collateral for its obligations under its credit facilities, Huntsman Corporation has pledged its 100% ownership interest in HPHC, and HPHC has pledged its 100% ownership interest in the Company. In addition, the Company and HPHC are guarantors of Huntsman Corporation's obligations under its credit facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty to Huntsman Corporation's lenders, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The guaranty provides that the Company's maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability under the guaranty.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in its credit facilities entered into amendment, forbearance and waiver agreements (collectively the "Amendment Agreement"). Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002. Unless Huntsman Corporation's debt is restructured before June 30, 2002 or the Forbearance Period is extended beyond June 30, 2002 or the rights of Huntsman Corporation's lenders under its credit facilities are stayed, Huntsman Corporation's lenders could pursue certain remedies under the credit facilities including accelerating the debt due, enforcing the guaranties of HPHC and the Company, foreclosing on the pledge of the equity of HPHC and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under the Guaranty to the extent the Company has any liability under the Guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. Also, on January 1, 2002, Huntsman Corporation failed to make interest payments on $600 million of its senior subordinated debt. As a result of the failure to pay interest as scheduled, the debt may be accelerated. The Amendment Agreement and the agreements governing Huntsman Corporation's supplemental accounts receivable credit facility only permit Huntsman Corporation to make specified investments in or payments to the Company. These limitations specifically prohibit the Company from obtaining additional equity investments from Huntsman Corporation. The Amendment Agreement also contains a condition that would cause the Forbearance Period to terminate if the Company makes interest payments on the Senior Notes.

     In summary, unless and until the Company secures restructured long-term financing, lenders could pursue certain remedies under various agreements and indentures. These remedies include accelerating the Company's debt and foreclosing on security interests and liens on the Company's assets. The foregoing uncertainties raise substantial doubt about the Company's ability to continue as a going concern without some sort of financial restructuring.

     Huntsman Corporation and its financial advisor are actively engaged in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. The Company expects to meet its operating and capital needs in 2002 through a combination of:

     - improved operating performance resulting from improved industry conditions and the reduction of fixed costs in connection with the Company's operational restructuring;

     - borrowings under the Intercompany Loan Agreement, to the extent permitted;

     - sales of inventory to Huntsman Corporation as permitted under Huntsman Corporation's supplemental accounts receivable credit facility and the Amendment Agreement; and

     -  targeted reductions in working capital and reduced capital expenditures.

     INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial statements of the Company are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's 2001 annual report on Form 10-K.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

     INTANGIBLE ASSETS

     Debt issuance costs are amortized over the term of the related debt, ranging from five to ten years. Goodwill is amortized over a period of 20 years. Other intangible assets are amortized using the straight-line method over their estimated useful lives of 5 to 15 years or over the life of the related agreement.

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

     RECENT FINANCIAL ACCOUNTING STANDARDS

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

     On January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. With the adoption of SFAS No. 142, the Company reassessed the useful lives of all acquired intangible assets. Based on the assessment, no adjustments were made to the amortization period of intangible assets. As discussed below in "Note 7, Restructuring Costs and Impairment Charges," the Company recorded an impairment charge in 2001 which reduced recorded goodwill to zero. As a result, the adoption of SFAS No. 142 had no impact on the Company's financial statements. The pro forma effect on net loss, assuming the change in this accounting principle was applied retroactively to January 1, 2001, would be zero.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on January 1, 2002. Adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

2.   INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                          March 31, 2002         December 31, 2001
                                         -----------------       -----------------
         Raw materials                   $           8,902       $           9,007
         Work in progress                            6,930                   5,790
         Finished goods                             30,497                  38,292
                                         -----------------       -----------------
         Total                           $          46,329       $          53,089
                                         =================       =================

3.   PROPERTY, PLANT AND EQUIPMENT

     The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in thousands):

                                                          March 31, 2002        December 31, 2001
                                                          --------------        -----------------
         Land                                           $           1,008       $           1,008
         Buildings                                                 98,645                  98,791
         Plant and equipment                                      489,078                 502,871
         Construction in progress                                   2,999                   2,937
                                                        -----------------       -----------------
                                                                  591,730                 605,607
         Less accumulated depreciation                           (221,729)               (231,132)
                                                        -----------------       -----------------
         Property, plant and equipment, net             $         370,001       $         374,475
                                                        =================       =================

4.   INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, are (dollars in thousands):

                                                         March 31, 2002         December 31, 2001
                                                         --------------         -----------------
         Debt issuance costs                            $           7,173       $           7,173
         Less accumulated amortization                             (5,512)                 (5,295)
                                                        -----------------       -----------------
              Total debt issuance costs                             1,661                   1,878
                                                        -----------------       -----------------

         Other intangible assets                                    8,109                   8,115
         Less accumulated amortization                             (2,147)                 (1,949)
                                                        -----------------       -----------------
              Total other intangible assets                         5,962                   6,166
                                                        -----------------       -----------------
         Intangible assets, net                         $           7,623       $           8,044
                                                        =================       =================

     In the third quarter of 2001, goodwill was written off as part of plant closing and restructuring costs. For additional information, see "Note 7, Plant Closing/Restructuring Costs" below.

     Amortization of debt issuance costs and other intangible assets will be $1.5, $1.4, $1.3, $0.7 and $2.7 million for the years ended 2002, 2003, 2004,
2005 and thereafter.

5.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                                  March 31, 2002        December 31, 2001
                                                                  --------------        -----------------
           Affiliates:
                Intercompany borrowings                         $         274,443       $         279,055
                Advance from affiliates                                     6,070                   6,070
                Capital lease - affiliates                                 68,960                  67,935
                                                                -----------------       -----------------
                    Total affiliates                                      349,473                 353,060
                Less: Current portion                                    (349,473)               (353,060)
                                                                -----------------       -----------------
                    Total long-term debt - affiliates                           -                       -
           Other - 11 3/4% Senior Notes due 2004                          174,882                 174,882
                Less: Current portion                                    (174,882)               (174,882)
                                                                -----------------       -----------------
                    Total long-term debt - other                                -                       -
                                                                -----------------       -----------------
                Total                                           $               -       $               -
                                                                =================       =================

     INTERCOMPANY BORROWING

     As of March 31, 2002, the Company owed $280.5 million under the Intercompany Loan Agreement that it maintains with Huntsman Group Holdings Finance Corporation ("HGHFC"), a subsidiary of Huntsman Corporation. The intercompany loans accrue interest at prime rate (4.75% at March 31, 2002) plus a margin of 0.75% and are payable upon demand. The Intercompany Loan Agreement is the Company's principal source of financing. The Company's ability to borrow under the Intercompany Loan Agreement is subject to the limitations imposed by the indenture governing the Company's Senior

Notes (the "Indenture"). In addition, as discussed in the following paragraphs, the Company's ability to obtain additional financing under the Intercompany Loan Agreement has been significantly limited.

     As of March 31, 2002, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities. As collateral for its obligations under the credit facilities, Huntsman Corporation has pledged its 100% ownership interest in the Parent, and the Parent has pledged its 100% ownership interest in the Company. In addition, the Company and its Parent are guarantors of Huntsman Corporation's obligations under its credit facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty to Huntsman Corporation's lenders, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The guaranty provides that the Company's maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability under the guaranty.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in its credit facilities, entered into the Amendment Agreement. Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising certain rights and remedies during the Forbearance Period. On March 15, 2002, the Forbearance Period was extended until June 30, 2002. Unless Huntsman Corporation's debt is restructured before June 30, 2002 or the Forbearance Period is extended beyond June 30, 2002 or the rights of the lenders under Huntsman Corporation's credit facilities are stayed, Huntsman Corporation's lenders could pursue certain remedies under the credit facilities, including accelerating the debt due, enforcing the Company's guaranty or the guaranty of the Parent and foreclosing on the pledge of the equity of the Parent and the Company, and foreclosing on the security interests and liens on the assets securing the Company's obligations under its guaranty to the extent the Company has any liability under its guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. Although there can be no assurance that Huntsman Corporation will be successful in restructuring its debt, Huntsman Corporation is currently in discussions with the agent bank concerning the amendment and restatement of its credit facilities and the refinancing of its supplemental accounts receivable credit facility.

     On December 20, 2001, Huntsman Corporation also entered into a supplemental accounts receivable credit agreement (the "HC Supplemental Credit Agreement") with certain of its lenders under its credit facilities pursuant to which a revolving loan facility of $40 million and a term loan facility of $110 million were made available to it. As of March 31, 2002, other than a DE MINIMIS letter of credit, no portion of the revolving commitment under the HC Supplemental Credit Agreement has been utilized. Proceeds from the HC Supplemental Credit Facility are being used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. Pursuant to the Amendment Agreement and the HC Supplemental Credit Facility, Huntsman Corporation is only permitted to make certain investments in or payments to the Company, including ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased by Huntsman Corporation from the Company, accruals of interest expense and overhead allocations, payments to purchase a certain mechanic's lien from S&B Engineers and Constructors, Ltd. and additional loans, not to exceed $5 million, made through the Intercompany Loan Agreement. These limitations also prohibit the Company from obtaining additional equity investments from Huntsman Corporation.

     The acceleration by Huntsman Corporation's lenders of the debt under Huntsman Corporation's credit facilities would cause an acceleration of the Company's obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, the Company reclassified the intercompany borrowings portion of affiliate debt as a current liability. Acceleration of the debt under Huntsman Corporation's credit facilities and of the Company's obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of the Company's obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

     A foreclosure on the pledge of the equity of the Parent or the Company would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require the Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under such circumstances, there can be no assurance that the Company would have sufficient funds to purchase all or part of the Senior Notes.

     Huntsman International Holdings LLC ("HIH") and Huntsman International LLC ("HI") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under its credit facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither events of default under Huntsman Corporation's credit facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the senior secured credit facilities of HI, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation, pledged to secure the obligations of Huntsman Corporation under its credit facilities, would constitute a "change in control" under the senior secured credit facilities of HI and would give certain put rights to the holders of the high-yield notes of HIH and HI.

     CAPITAL LEASE

     On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's flexible polyolefins ("FPO") facility at Odessa, Texas. On August 27, 1997, the agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the lease agreement were not altered. Interest accrues on the unpaid lease amount ($50 million at March 31, 2002) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company is obligated to pay the unpaid lease amount as well as all interest owed on that amount. The Company has the option at the end of the lease period to acquire the facility for a nominal amount. The lease is secured by all of the fixed assets associated with the FPO facility.

     On December 12, 2001, the agreement was amended and HGHFC assigned all of its rights under the agreement to Huntsman Corporation. The principal economic terms of the lease agreement were not altered. Although there can be no assurance that the Company will obtain an extension, the Company is currently in discussions with Huntsman Corporation concerning an extension of the maturity date of the Capital Lease Agreement.

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

     On December 1, 2001, the Company failed to make interest payments on the Senior Notes. As a result of the failure to make interest payments, the debt may be accelerated and has been classified as a current liability. For more information, see "Item 2--Management's Discussion and Analysis of Results of Operations and Financial Condition--Recent Events--Failure to Pay Interest."

6.   CONTINGENCIES

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

     The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Environmental capital spending is estimated at $3.3 for 2002. Generally, the Company expects to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, the Company cannot ensure that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

     The Company carries pollution legal liability insurance to address some of the potential environmental liabilities, subject to the policy terms, limits, exclusions and deductibles, on both a sudden and accidental basis and on a gradual basis for occurrences first commencing after July 1, 1997. The Company also carries pollution legal liability and closure and post-closure insurance on certain facilities at the Odessa Facility, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

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

     SOLID WASTES

     In March 1994, the TNRCC granted the Company a permit to operate hazardous waste management units at the Odessa Facility, as treatment/storage/disposal facilities under RCRA. This permit and an accompanying compliance plan require certain corrective actions with respect to existing soil and groundwater contamination at a number of the solid waste management units at the Odessa Facility. Pursuant to the permit and compliance plan, the Company has installed groundwater recovery systems, investigated the extent of on-site contamination, conducted a soils risk assessment to determine the level of risk presented to human health and the environment, developed a corrective measures study on the ways to remediate the contamination, and implemented a remediation plan approved by the TNRCC. As of March 31, 2002, the TNRCC has approved closure for 55 of the plant's solid waste management units. A program for the remediation of existing contamination both at the Odessa Facility and at third-party sites is ongoing. In addition, the permit has recently been modified to reflect closure of one of the original three hazardous waste management units.

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

     ADDITIONAL ENVIRONMENTAL ISSUES

     CERCLA and similar laws in many states impose liability for the clean-up of certain waste sites and for related natural resource damages, without regard to fault or the legality of the waste disposal. Liable persons generally include the site owner or operator, former site owners and persons that disposed or arranged for the disposal of hazardous substances found at those sites. The Company has sent wastes from its operations to various third-party waste disposal sites. In this connection, the Company has developed estimates for the clean-up of known waste sites and included these potential liabilities in its environmental accrual account. From time to time the Company receives notices from representatives of governmental agencies and from private parties contending that it is potentially liable for a portion of the investigation and remediation costs at third-party and currently and formerly owned sites. Although there can be no assurance, the Company does not believe that its liabilities for investigation and remediation of such sites, either individually or in the aggregate, will have a material adverse effect on the Company.

     By letter of April 24, 2002, from counsel for Agrium U.S. Inc., Nu-West Industries, Inc., and Nu-West Mining, Inc., the Company was put on notice of a potential contribution claim against the Company for site investigation, remediation and other costs and fees relating to closure of a former industrial site in Georgetown Canyon, Bear Lake County, Idaho. The potential claim allegedly arises out of the allegation that El Paso Natural Gas Products Company owned mining claims and lots at the site during the 1960s. The site was apparently known as the Idaho Phosphate Works. The Company has retained counsel and is in the very early stages of evaluating the potential claim. Whether the Company has any liability for the costs and fees at issue is unclear. Moreover, what the potential magnitude of the closure costs will be is unknown since it does not appear that any comprehensive site investigation has been done. The Idaho Department of Environmental Quality has only recently issued a proposed consent order to Agrium U.S. Inc. that would require such an investigation followed by remedial action.

     The Company was sued on December 6, 2001, by Lyondell Chemical Company and Atlantic Richfield Company in the United States District Court for the Eastern District of Texas, for contribution with regard to remediation expenses at the Turtle Bayou (Petro Chemical Systems, Inc.) superfund site in Liberty County, Texas. Based upon the facts known to the Company, it believes that it has one or more complete defenses to the suit and that even if the court rejects those defenses, the percentage contribution the Company would likely be required to pay would not be material to its financial condition. Nevertheless, the potential exists for significant liability in such a case because of joint and several liability.

     In December of 2000, the New Mexico Environmental Bureau's Oil Conservation Division ("OCD") gave notice that it is alleging that the Company may be a responsible party in the cleanup of an abandoned refinery located in Bloomfield, New Mexico. Although the site is contaminated and was evaluated in about 1990 under the state's superfund program and the federal superfund program, it was not pursued under either of those programs. The site was previously owned by El Paso Energy, El Paso

Products, and Kimbell and McNutt. Huntsman Polymers notified the OCD that Huntsman Polymers has never had an ownership interest in the site and does not believe that it acquired any liability relating to the site from its previous owners. In addition, the State of New Mexico contacted Rexene about the site in 1990, had notice of the Rexene bankruptcy in 1991-1992, made a claim against Rexene regarding another site but did not make a claim in the bankruptcy proceeding regarding this site. Consequently, even if the OCD had a claim against Rexene at one time, the claim may have been extinguished by the bankruptcy. However, if a court ultimately finds that OCD does have an actionable claim, the potential exists for significant remediation liability.

     As a result of a United States Environmental Protection Agency ("EPA") inspection of the Odessa Facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice and civil penalties in the amount of $475,000 have been proposed by the government to resolve the matter. The Company is continuing to negotiate with EPA and the Department of Justice in an attempt to reach settlement.

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

     The Company continually reviews its estimates of potential environmental liabilities, and it has approximately $6.6 million accrued in its March 31, 2002 balance sheet as an estimate of its total potential environmental liability with respect to investigating and remediating known and assessed site contamination. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amount that might be required to investigate and remediate such conditions will not be significant to the Company.

     OTHER

     On August 30, 2001, following arbitration and court proceedings and mediation, the Company settled a dispute with S&B Engineers and Constructors, Ltd. ("S&B") for a total amount of $22.1 million. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. In accordance with agreements with its lenders, Huntsman Corporation paid S&B $6.1 million on December 31, 2001, taking a partial assignment of the mechanics' lien securing the Company's obligations to S&B. On April 2, 2002, Huntsman Corporation paid S&B $6.3 million, the remaining portion under the settlement agreement including interest, and at that time took a complete assignment of the mechanic's lien. The Company currently owes Huntsman Corporation $12.4 million with respect to this matter.

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

7.   RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

     The Company incurred restructuring costs and impairment charges of $525.4 million during the second, third and fourth quarters of 2001. The restructuring costs were recorded in two phases.

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

     - Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million in the third quarter of 2001. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. Management anticipates that this program, when fully implemented, will have resulted in the discharge of 93 regular employees at the Odessa Facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. The Company expects this phase to be completed by June 2002.

     Under SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

     The Company recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to its property, plant and equipment. During 2001, the Company experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of the Company's products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of the Company's restructuring efforts, the Company performed a review of its remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged Dresdner Kleinwort Wasserstein, Inc. ("DrKW") as its financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, DrKW provided a valuation report to the Company's management which indicated an impairment of the Company's assets. As a result, in the fourth quarter of 2001 the Company assessed certain fixed assets for impairment as required under SFAS No. 121.

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

     The restructuring costs and impairment charges were recorded against the following accounts: $463.0 million against property, plant and equipment; $33.8 million against goodwill; $5.4 million against inventories; and $23.2 million against cash and accrued liabilities.

     A summary of the combined Phase I and II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                                                                                         Liabilities
                                                                                                             at
                                             Total                Non-Cash               Cash              March 31,
                                             Charge                Charges             Payments              2002
                                           -----------           -----------          ----------        -------------
Work force reduction                       $    11,038           $        --          $    7,676          $   3,362
Styrene unit decommissioning                     2,601                    --               1,001              1,600
Polypropylene Line 1 decommissioning               200                    --                  --                200
Non-cancelable lease costs                       5,348                    --               1,484              3,864
Property and equipment                         463,038               463,038                  --                 --
Goodwill                                        33,788                33,788                  --                 --
Provision for unusuable supply
   Inventory                                     8,565                 5,436               3,120                  9
Other charges                                      823                    --                 823                 --
                                           -----------           -----------          ----------          ----------
Total restructuring costs                  $   525,401           $   502,262          $   14,104          $   9,035

     Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by June 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. When both initiatives are fully implemented, the Company expects pretax savings in operating expenses will approximate $34 million on an annualized basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We manufacture chemical products used in a wide variety of industrial and consumer-related applications. Our principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene and amorphous polyalphaolefin ("APAO").

     The markets in which we compete are generally cyclical markets that are sensitive to relative changes in supply and demand as well as general economic conditions. Historically, these products have experienced alternating periods of tight supply, rising prices and increased profits followed by periods of large capacity additions resulting in oversupply, lower selling prices and lower profits. Certain of our products, such as APAO, are generally less sensitive to economic cycles. In addition, our polyethylene and polypropylene businesses are geared toward higher value-added, specialty grades, which are less sensitive to cyclical swings experienced by commodity grades.

     Our sales of polyethylene, polypropylene and APAO are made to Huntsman Corporation. These products are sold at market prices with payment terms of net 30 days from the end of the month. This arrangement allows receivables from the resale by Huntsman Corporation of these products to be included in its supplemental accounts receivable credit facility.

     The principal raw materials that we purchase for the polyethylene, polypropylene and APAO businesses consist of ethane and propane extracted from natural gas liquids and propylene (all of which are referred to as "feedstocks"). We believe that the feedstock supplies available in Odessa, Texas are currently adequate for our requirements.

RECENT EVENTS

NEGOTIATIONS WITH MAJORITY HOLDER OF SENIOR NOTES

     We are in the advanced stages of negotiating with an affiliate of Credit Suisse First Boston, holder of approximately 78% of our 11 3/4% Senior Notes due 2004 (the "Senior Notes") to restructure our obligations under the Senior Notes. We can give no assurance that we will reach an agreement with the holders of the Senior Notes, or that any such agreement will be on terms which are favorable to our debt holders. In addition, a restructuring of our obligations could result in a number of outcomes, including modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes. For more information, see "--Liquidity and Capital Resources--Financial Restructuring."

HUNTSMAN CORPORATION ACCOUNTS RECEIVABLE FINANCING AND AMENDMENT AGREEMENT

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement. On the same date, Huntsman Corporation, which was not in compliance with certain financial covenants in its credit facilities, entered into amendment, forbearance and waiver agreements (collectively, the "Amendment Agreement"). Under the terms of the Amendment Agreement, existing defaults and some future defaults were waived, and the lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). On March 15, 2002, the Forbearance Period was extended until June 30, 2002 by lenders holding a majority of Huntsman Corporation's indebtedness under its credit facilities. In this connection, however, Huntsman Corporation has agreed to significant restrictions on the types and amounts of investments, loans and payments it would be permitted to make in and to the Company. These limitations permit Huntsman Corporation to make ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased, accruals of interest expenses and overhead allocations, additional loans, not to exceed $5 million, and certain other specified payments, but otherwise will prevent us from obtaining additional equity investments from Huntsman Corporation and will significantly limit our ability to obtain other financing under the intercompany loan agreement (the "Intercompany Loan Agreement") that we maintain with Huntsman Group Holdings Finance Corporation ("HGHFC"), which is our principal source of financing. For more information, see "--Liquidity and Capital Resources" and "--Changes in Financial Condition."

FAILURE TO PAY INTEREST

     In the fourth quarter of 2001, we did not make the December 1, 2001 interest payment due on our Senior Notes. Our failure to make this interest payment within 30 days of the due date constituted an event of default under the Senior Notes. We have interest payments due on June 1, and December 1, 2002. The payment of interest on the Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement; therefore, it is unlikely that we will make the upcoming interest payments on our Senior Notes. See "--Liquidity and Capital Resources--Debt" and "--Financial Restructuring."

     In addition, we, along with Huntsman Corporation and our financial advisor, Dresdner Kleinwort Wasserstein, Inc. ("DrKW"), are engaged in discussions with our note holders (including an affiliate of Credit Suisse First Boston, the holder of approximately 78% of our Senior Notes), concerning the restructuring of our debt. A restructuring could be undertaken under court supervision or outside of court, and could result in a number of outcomes, including the following: modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes. While we believe our discussions are progressing toward a restructuring of our debt, there can be no assurance as to the final outcome of these discussions. If we are unsuccessful in our efforts to restructure our debt, we likely would seek a court sanctioned resolution. For more information, see "--Liquidity and Capital Resources--Debt," "--Financial Restructuring" and "--Changes in Financial Condition."

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

ISSUANCE OF PATENT TO COMPETITOR

     On April 2, 2002, a United States patent was issued to one of our competitors. This patent contains claims to certain processes for manufacturing copolymers. We, together with our counsel, are evaluating the scope, validity and enforceability of this patent, in order to determine whether or not we believe the issuance of this patent will have a material impact on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUES

     Our revenues decreased $35.8 million to $109.0 million for the first quarter of 2002 from $144.8 million for the same period in 2001. The major factors contributing to the decrease in revenues were the permanent closure of our styrene plant along with reduced sales prices in olefins and lower prices in polyethylene, resulting from continued industry excess capacity of such products. The styrene plant closure resulted in a reduction of sales of $17.2 million. Olefins sales revenue decreased $17.8 million to $17.8 million from $35.6 million, due primarily to a 49% average selling price decline. The olefins price decrease resulted from weak industry conditions and declining raw material prices. Polyethylene sales revenue decreased $8.5 million to $57.6 million due primarily to a 24% decrease in the average sales price, offset somewhat by a 14% volume improvement. Polypropylene sales revenue increased $6.1 million due primarily to a temporary surge in demand caused by customers pre-buying as a result of the announcement of the Line 1 closure. APAO sales revenue increased $1.7 million due mainly to a 22% increase in sales volume.

     GROSS PROFIT (LOSS)

     Our gross profit increased $39.9 million to profit of $12.8 million for the first quarter of 2002 from a loss of $27.1 million in the first quarter of 2001. The increase in gross profit was mainly due to the decrease in raw material and energy pricing attributable to lower natural gas prices, and reduced indirect fixed costs outpacing the drop in our selling prices. The indirect fixed cost savings are the direct result of our program to reduce fixed costs through job eliminations and consolidations. Polypropylene gross profit increased $12.0 million due to pre-buying as a result of our Line 1 closure and lower raw material costs. Olefins gross profit increased $10.6 million and polyethylene gross profit increased $6.6 million, each because raw material and energy costs improved more than our selling prices declined. Closing our styrene plant resulted in a $6.3 million reduction in loss. APAO gross profit increased $1.4 million, primarily due to improved sales volumes.

     SELLING, GENERAL AND ADMINISTRATIVE

     Our selling, general and administrative expenses decreased $2.5 million to $5.0 million for the three months ended March 31, 2002 from $7.5 million for the same period in 2001. The decrease in selling, general and administrative expenses was mainly due to reduced costs resulting from plant closure and restructuring costs incurred during 2001 described below.

     RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

     We incurred restructuring costs and impairment charges of $525.4 million during the second, third and fourth quarters of 2001. The restructuring costs were recorded in two phases.

- Phase I, which resulted in a charge of $29.8 million during the second quarter of 2001, was the result of the closure of our styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The program included a workforce reduction at the Odessa Facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, decommissioning costs of $2.6 million for the styrene unit, $4.8 million in non-cancelable lease charges, an $8.9 million write-down of the styrene unit fixed assets and a $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001.

- Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million in the third quarter of 2001. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of current total polypropylene production), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. Management anticipates that this program, when fully implemented, will have resulted in the discharge of 93 regular employees at the Odessa Facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. The Company expects this phase to be completed by June 2002.

     Under SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

     We recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to our property, plant and equipment. During 2001, we experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of our products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of our restructuring efforts, we performed a review of our remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged DrKW as its financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, DrKW provided a valuation report to our management which indicated an impairment of our assets. As a result, in the fourth quarter of 2001, we assessed certain fixed assets for impairment as required under SFAS No. 121.

     We performed an evaluation of the recoverability of our assets as described in SFAS No. 121. Management concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. An impairment charge was required because the estimated fair value of these assets was less than their carrying value. The fair value of our net assets was determined by discounting estimated future cash flows using a discount rate commensurate with the risks involved. Fair value estimates, by their very nature, rely upon considerable management judgment; accordingly, actual results may vary significantly from our estimates.

     The restructuring costs and impairment charges were recorded against the following accounts: $463.0 million against property, plant and equipment; $33.8 million against goodwill; $5.4 million against inventories; and $23.2 million against cash and accrued liabilities.

     A summary of the combined Phase I and II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                                                                                         Liabilities
                                                                                                             at
                                              Total                Non-Cash              Cash             March 31,
                                             Charge                Charges             Payments             2002
                                           -----------           -----------          ----------        -------------
Work force reduction                       $    11,038           $        --          $    7,676          $   3,362
Styrene unit decommissioning                     2,601                    --               1,001              1,600
Polypropylene Line 1 decommissioning               200                    --                  --                200
Non-cancelable lease costs                       5,348                    --               1,484              3,864
Property and equipment                         463,038               463,038                  --                 --
Goodwill                                        33,788                33,788                  --                 --
Provision for unusuable supply
   Inventory                                     8,565                 5,436               3,120                  9
Other charges                                      823                    --                 823                 --
                                           -----------           -----------          ----------          ---------
Total restructuring costs                  $   525,401           $   502,262          $   14,104          $   9,035

     Remaining cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by June 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. When both initiatives are fully implemented, we expect pretax savings in operating expenses will approximate $34 million on an annualized basis.

     INTEREST EXPENSE, NET

     Interest expense, net in first quarter 2002 decreased $1.6 million to $10.6 million from $12.2 million in first quarter 2001, as a result of reductions in market interest rates, partially offset by an increase in average outstanding balances. The average amount of debt outstanding and the average interest rate for the Senior Notes, the affiliate capital lease and the intercompany borrowing for first quarter 2002 and 2001 were as follows:

                                        Senior Notes        Affiliate Capital Lease       Intercompany Borrowing
                                    --------------------   -------------------------     -------------------------
Three Months Ended March 31,
2002
Average Amount of Debt                  $      174.9           $           68.4             $          282.8
Average Interest Rate                          11.75%                      5.50%                        6.00%
Three Months Ended March 31,
2001
Average Amount of Debt                  $      174.9           $           64.3             $          242.4
Average Interest Rate                          11.75%                      9.25%                        9.75%

     INCOME TAX BENEFIT

     Our income tax benefit decreased $17.1 million for the three months ended March 31, 2002 from the same period in 2001. In 2002, the income tax benefit is fully offset by a valuation allowance which reduces the benefit to zero.

     NET LOSS

     The Company's net loss decreased $27.0 million to $2.7 million for the first quarter of 2002 from $29.7 million for the same period in 2001. The decreased net loss is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

CASH

     Net cash provided by operating activities in the three months ended March 31, 2002 was $5.3 million, as compared to $33.5 million used in operating activities in the same period in 2001. This $38.8 million change is primarily attributed to a $39.9 million improvement in gross profit over the same period in 2001 as explained above, partially offset by a corresponding decrease in the Company's income tax benefit for the same period. Depreciation was also lower in the first quarter of 2002 as compared to the same period in 2001 due to the impairment charge taken on fixed assets at the end of 2001.

     Operating working capital increased $1.4 million in the first quarter 2002, compared to a decline of $4.4 million in the same period in 2001. The net change of $5.8 million is primarily the result of substantial raw material price declines that occurred in the first quarter of 2001 as natural gas, crude oil and other raw material prices significantly backed off their beginning-of-year highs, and due to a decline in selling prices as underlying raw materials prices decreased.

     Net cash used in investing activities for the three months ended March 31, 2002 was $1.7 million, as compared to $2.6 million used in the same period in 2001. This decrease was attributable to a decrease in the Company's capital expenditures.

     Net cash used in financing activities for the three months ended March 31, 2002 was $3.6 million, as compared to $36.1 million provided by financing activities in the same period in 2001. The net change of $39.7 is primarily attributable to the fact that we received no capital contributions from Huntsman Corporation in the first quarter of 2002, compared to $31 million contributed in the same quarter in 2001. Also, we generated positive operating cash flow in 2002 and repaid $3.5 million on our intercompany borrowings as compared to $5.1 million of borrowings received in the same period in 2001.

DEBT

     As of March 31, 2002, we owed $280.5 million under the Intercompany Loan Agreement that we maintain with HGHFC, $174.9 million under our Senior Notes and $69.0 million pursuant to a capital lease with Huntsman Corporation.

     The Intercompany Loan Agreement is our principal source of financing. Our ability to borrow under the Intercompany Loan Agreement is subject to the limitations imposed by the indenture governing our Senior Notes (the "Indenture"). In addition, as discussed in the following paragraphs, our ability to obtain additional financing under the Intercompany Loan Agreement has been significantly limited.

     As of March 31, 2002, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities. As collateral for its obligations under its credit facilities, Huntsman Corporation has pledged its 100% ownership interest in our Parent, and our Parent has pledged its 100% ownership interest in the Company. In addition, we and our Parent are guarantors of Huntsman Corporation's obligations under its credit facilities. We have granted security interests and liens on substantially all of our assets to secure our obligations under our guaranty to Huntsman Corporation's lenders, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The guaranty provides that our maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, we do not have any liability under the guaranty.

     On December 20, 2001, Huntsman Corporation, which is not in compliance with certain financial covenants contained in its credit facilities, entered into the Amendment Agreement. Under the Amendment Agreement, existing defaults and some future defaults were waived and the lenders agreed to forbear exercising certain rights and remedies during the Forbearance Period. On March 15, 2002, the Forbearance Period was extended until June 30, 2002. Unless Huntsman Corporation's debt is restructured before June 30, 2002 or the Forbearance Period is extended beyond June 30, 2002 or the rights of the lenders under Huntsman Corporation's credit facilities are stayed, Huntsman Corporation's lenders could pursue certain remedies under the credit facilities, including accelerating the debt due, enforcing our guaranty and the guaranty of our Parent, foreclosing on the pledge of the equity of our Parent and the Company, and foreclosing on the security interests and liens on the assets securing our obligations under the guaranty to the extent we have any liability under the guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above. Although there can be no assurance that Huntsman Corporation will be successful in restructuring its debt, Huntsman Corporation is currently in discussions with the agent bank concerning the amendment and restatement of its credit facilities and the refinancing of its supplemental accounts receivable credit facility.

     On December 20, 2001, Huntsman Corporation entered into a supplemental accounts receivable credit agreement (the "HC Supplemental Credit Agreement") with certain of its lenders under its credit facilities pursuant to which a revolving loan facility of $40 million and a term loan facility of $110 million were made available to it. As of March 31, 2002, other than a DE MINIMIS letter of credit, no portion of the revolving commitment under the HC Supplemental Credit Agreement has been utilized. Proceeds from the HC Supplemental Credit Facility are being used, among other things, to provide liquidity to Huntsman Corporation and certain of its affiliates. Pursuant to the Amendment Agreement and the HC Supplemental Credit Facility, Huntsman Corporation is only permitted to make certain investments in or payments to the Company, including ordinary course payments in respect of existing commercial arrangements, payments representing the reasonably equivalent value of assets purchased by Huntsman Corporation from the Company, accruals of interest expense and overhead allocations, payments to purchase a certain mechanic's lien from S&B Engineers and Constructors, Ltd. and additional loans, not to exceed $5 million, made through the Intercompany Loan Agreement. These limitations also prohibit us from obtaining additional equity investments from Huntsman Corporation.

     The acceleration by Huntsman Corporation's lenders of the debt under Huntsman Corporation's credit facilities would cause an acceleration of our obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, we reclassified the intercompany borrowings portion of affiliate debt as a current liability. We have granted security interests and liens on substantially all of our assets to secure our obligations under the Intercompany Loan Agreement, subject to certain limitations in effect until such time as all of the Senior Notes have been repaid in full. Acceleration of the debt under Huntsman Corporation's Credit Facilities and of our obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of our obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

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

     Huntsman International Holdings LLC ("HIH") and Huntsman International
LLC ("HI") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under its credit facilities or under Huntsman Corporation's outstanding high-yield notes (the "HC Notes"). Neither events of default under Huntsman Corporation's credit facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of HIH or HI or the senior secured credit facilities of HI, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation, pledged to secure the obligations of Huntsman Corporation under its credit facilities, would constitute a "change in control" under the senior secured credit facilities of HI and would give certain put rights to the holders of the high-yield notes of HIH and HI.

FINANCIAL RESTRUCTURING

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

     We did not make the interest payment under the Senior Notes due on December 1, 2001. Our failure to pay such interest within 30 days of the due date constituted an event of default under the Senior Notes and could result in an acceleration of the obligations thereunder by the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes. Moreover, while we have interest payments due on June 1 and December 1, 2002, the payment of interest on our Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement; therefore, it is unlikely that we will make the upcoming interest payments on our Senior Notes.

     We are in the advanced stages of negotiating with an affiliate of Credit Suisse First Boston, holder of approximately 78% of the Senior Notes to restructure our obligations under the Senior Notes. We can give no assurance that we will reach an agreement with the holders of the Senior Notes, or that any such agreement will be on terms which are favorable to our debt holders. In addition, a restructuring of our obligations could result in a number of outcomes, including modifications to the terms governing our debt, exchange of our existing debt into new debt securities, conversion of our debt into new equity securities, agreements by our debt holders to receive less than the full amount that is owed to them, or other outcomes.

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

     The foregoing uncertainties, together with our recurring losses from operations, negative working capital position and net stockholder's capital deficiency, have raised significant concerns about our ability to continue our operations without some form of financial restructuring. Consistent with these circumstances, the audit opinion on our Consolidated Financial Statements for the year ended December 31, 2001 expressed substantial doubt about our ability to continue as a going concern.

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

CAPITAL EXPENDITURES

     Capital expenditures for the first quarter 2002 were $1.7 million, as compared to $2.6 million for the first quarter 2001.

POTENTIAL ENVIRONMENTAL LIABILITIES

     A number of potential environmental liabilities exist which relate to certain contaminated property. In addition, we will need to address a number of potential environmental costs relating to pending or proposed environmental regulations. No assurance can be given that all of the potential liabilities arising out of our present or past operations have been identified or that the amounts that might be required to investigate and remediate such sites or comply with pending or proposed environmental regulations can be accurately estimated. We have approximately $6.6 million accrued in the March 31, 2002 balance sheet as an estimate of our total potential environmental liability with respect to investigating and remediating known and assessed site contamination.

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

CHANGES IN FINANCIAL CONDITION

Selected Cash Flow Information (in                March 31, 2002            December 31, 2001          Difference
   thousands)
                                              ------------------------    ----------------------    ---------------
Cash and cash equivalents                         $            --             $          --            $        --
Accounts and notes receivable, net                          7,819                     7,778                     41
Accounts and advances receivable -Affiliates               28,985                    25,572                  3,413
Inventories                                                46,329                    53,089                 (6,760)
Other current assets                                        5,160                     3,822                  1,338
Deferred income taxes                                       8,845                     8,845                     --
                                                  ---------------             -------------            -----------
   Total current assets                                    97,138                    99,106                 (1,968)

Accounts payable                                  $        33,870             $      36,740            $    (2,870)
Accounts payable - Affiliates                               8,055                     7,652                    403
Accrued liabilities                                        35,540                    36,198                   (658)
Current portion of long-term debt                         174,882                   174,882                     --
Advance from affiliate                                      6,070                     6,070                     --
Current portion of long-term debt--Affiliate              343,403                   346,990                 (3,587)
                                                  ---------------             -------------            -----------
   Total current liabilities                              601,820                   608,532                 (6,712)

Working capital                                   $      (504,682)            $    (509,426)           $     4,744

Affiliate borrowings                              $            --             $          --            $        --
Other - 11 3/4% Senior Notes due 2004                          --                        --                     --
                                                  ---------------             -------------            -----------
   Total long-term debt                           $            --             $          --            $        --

     At March 31, 2002, our net working capital position was a negative $504.7 million, as compared to a negative $509.4 million at December 31, 2001, resulting in an increase of $4.7 million. The $4.7 million increase is primarily the result of positive operating cash flow in the first quarter of 2002. The primary reason for the negative working capital reflected above is attributable to the Company's long-term debt of $518.2 and $521.7 as of March 31, 2002 and December 31, 2001, respectively, being reclassified as current for the reasons discussed in "--Liquidity and Capital Resources--Debt" above.

     We generally maintain a daily cash balance of approximately zero because of our participation in a consolidated Huntsman Corporation cash management system wherein Huntsman Corporation's domestic subsidiaries' daily cash surpluses and deficits are generally swept to Huntsman Corporation. In the past, we have used the Intercompany Loan Agreement as our primary source of financing. However, as noted in "--Liquidity and Capital Resources--Debt" above, pursuant to the Amendment Agreement and the HC Supplemental Credit Agreement, there are limitations that will prevent us from obtaining additional equity investments from Huntsman Corporation and will limit our ability to obtain other financing under the Intercompany Loan Agreement.

     For the first quarter 2002, total long-term debt remained unchanged from December 31, 2001 due to reclassification of the current portion of long-term debt in both periods.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

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

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in our 2001 annual report on Form 10-K, some of which are summarized below.

     - Our financial condition, and the current financial condition of Huntsman Corporation, create a number of serious risks and uncertainties for our business.

     - Our failure to pay interest on our Senior Notes within 30 days of the December 1, 2001 constituted an event of default under the Senior Notes and could result in an acceleration of the obligations thereunder.

     - Our financial circumstances, including without limitation the issues noted under "--Financial Condition" above and the receipt of our independent auditor's "going concern" qualification in the audit opinion on our Consolidated Financial Statements for the year ended December 31, 2001 may have an adverse effect on our business.

     - A "change of control" could be triggered by certain events affecting Huntsman Corporation.

     - The markets for our products are cyclical, and, currently, several of our markets are experiencing periods of oversupply, causing depressed pricing for our products in these markets.

     - The prices for a large portion of our raw materials are similarly cyclical, and we may not be able to pass on increases in the cost of raw materials to our customers.

     -  The industries in which we operate are highly competitive.

     - We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the use or cleanup of hazardous substances and wastes.

     - Terrorist attacks, such as the attacks in New York and Washington, D.C., on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

     -  We also face a number of other uncertainties, including:

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

RECENT FINANCIAL ACCOUNTING STANDARDS

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. The Company's remaining Senior Notes bear interest at fixed rates.

     The Company's exposure to foreign currency market risk is minimal because sales prices for the Company's products are typically denominated in United States dollars.

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

     The following table summarizes the Company's fixed and variable rate debt obligations by contractual maturity date as of March 31, 2002:

Debt (Dollars in Thousands)                     2002           2004        Thereafter        Total        Fair Value
---------------------------                     ----           ----        ----------        -----        ----------
Fixed Rate.............................                -        174,882               -        174,882         47,218
     Average interest rate.............                -          11.75%              -          11.75%             -
Variable Rate..........................           68,960              -         280,513        349,473        349,473
     Average interest rate (Prime rate
plus 0.5% to 2.0%)...................               5.50%             -            6.00%          5.91%             -

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are a party to various lawsuits arising in the ordinary course of business. At the present time, we do not believe that the outcome of any of these lawsuits will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     In the fourth quarter of 2001, we did not make the December 1, 2001 interest payment due on our 11 3/4% Senior Notes due 2004. Our failure to make this interest payment within 30 days of the due date constituted an event of default under the Senior Notes. We have interest payments due on June 1, and December 1, 2002. The payment of interest on the Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement; therefore it is unlikely that we will make the upcoming interest payments on our Senior Notes. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Debt" and "--Financial Restructuring." As of the date of this report, the total amount of interest in arrears on the Senior Notes is $17.6 million. The total outstanding principal amount of the Senior Notes is $174.9 million.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             None.

      (b)    Reports Submitted on Form 8-K:

             There were no reports submitted on Form 8-K during the first quarter of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUNTSMAN POLYMERS CORPORATION

                                   /s/ J. Kimo Esplin
                                   ---------------------------------------------
                                   J. KIMO ESPLIN
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Authorized Signatory and Principal
                                   Financial and Accounting Officer)

Date: May 14, 2002