Form 10-Q
period 2002-06-30
HUNTSMAN POLYMERS CORP
filed 2002-08-14
CIK 829218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

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

Yes /X/  No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 14, 2002, 1,000 shares of the Common Stock, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding. As of such date, all such shares were held by Huntsman Polymers Holding Corporation, an affiliate of Huntsman Polymers Corporation. There is no established trading market for the shares of Huntsman Polymers Corporation.

================================================================================

                          HUNTSMAN POLYMERS CORPORATION
                       FORM 10-Q FOR THE QUARTERLY PERIOD
                             ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION.................................................................................1
         Item 1.  Financial Statements.........................................................................1
                  Consolidated Balance Sheets..................................................................1
                  Consolidated Statements of Operations........................................................2
                  Consolidated Statements of Stockholder's Deficit.............................................3
                  Consolidated Statements of Cash Flows........................................................4
                  Notes to Consolidated Financial Statements...................................................5
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......17
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................31
PART II - OTHER INFORMATION...................................................................................32
         Item 2.  Changes in Securities and Use of Proceeds...................................................32
         Item 3.  Defaults Upon Senior Securities.............................................................32
         Item 4.  Submission of Matters to a Vote of Security Holders.........................................32
         Item 6.  Exhibits and Reports on Form 8-K............................................................33



   Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                               June 30,              December 31,
                                                                 2002                    2001
                                                             ------------            ------------
                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $       -               $       -
     Accounts and notes receivable, net                             6,437                   7,778
     Accounts and advances receivable -
         Affiliates                                                30,605                  25,572
     Inventories                                                   40,081                  53,089
     Other current assets                                             405                   3,822
     Deferred income taxes                                          9,047                   8,845
                                                             ------------             -----------
         TOTAL CURRENT ASSETS                                      86,575                  99,106
Properties, plant and equipment, net                              364,966                 374,475
Intangible assets, net                                              5,772                   6,166
Other noncurrent assets                                            24,413                  27,664
                                                             ------------             -----------
         TOTAL ASSETS                                           $ 481,726               $ 507,411
                                                             ============             ===========

                 LIABILITIES AND
              STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                           $  16,891               $  36,740
     Accounts payable - Affiliates                                  8,010                   7,652
     Accrued liabilities                                           41,355                  36,198
     Current portion of long-term debt                            174,882                 174,882
     Advance from affiliate                                        12,332                   6,070
     Current portion of long-term debt -
         Affiliates                                               338,191                 346,990
                                                             ------------             -----------
         TOTAL CURRENT LIABILITIES                                591,661                 608,532
Long-term debt:
     Affiliates                                                        -                       -
     Other                                                             -                       -
Deferred income taxes                                               9,047                   8,845
Other noncurrent liabilities                                       31,585                  29,976
                                                             ------------             -----------
         TOTAL LIABILITIES                                        632,293                 647,353
                                                             ------------             -----------

STOCKHOLDER'S DEFICIT:
     Common Stock, par value $0.01 per share;
     1 million shares authorized and 1,000
     shares issued and outstanding in 2002 and
     2001                                                              -                       -
     Additional paid-in capital                                   559,500                 559,500
     Retained deficit                                            (710,067)               (699,442)
                                                             ------------             -----------
         TOTAL STOCKHOLDER'S DEFICIT                             (150,567)               (139,972)
                                                             ------------             -----------

         TOTAL LIABILITIES AND STOCKHOLDER'S
         DEFICIT                                                $ 481,726               $ 507,411
                                                             ============             ===========


         See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (DOLLARS IN THOUSANDS)

                                              Three Months         Three Months          Six Months          Six Months
                                                 Ended                Ended                Ended                Ended
                                             June 30, 2002        June 30, 2001        June 30, 2002       June 30, 2001
                                             -------------        -------------        -------------       -------------
REVENUES:
     Trade sales and services                    $  15,146            $  34,386            $  29,770           $  82,815
     Affiliate sales                                95,843               90,908              190,199             187,249
                                             -------------        -------------        -------------       -------------
TOTAL REVENUES                                     110,989              125,294              219,969             270,064
COST OF GOODS SOLD                                (103,370)            (141,076)            (199,508)           (312,968)
                                             -------------        -------------        -------------       -------------
GROSS PROFIT (LOSS)                                  7,619              (15,782)              20,461             (42,904)
SELLING, GENERAL AND ADMINISTRATIVE                 (4,543)              (6,769)              (9,534)            (14,257)
PLANT CLOSING / RESTRUCTURING COSTS                      -              (29,847)                   -             (29,847)
                                             -------------        -------------        -------------       -------------
OPERATING INCOME (LOSS)                              3,076              (52,398)              10,927             (87,008)
Interest expense, net:
     Affiliate interest                             (4,847)              (6,119)              (9,824)            (13,079)
     Other interest                                 (6,122)              (5,263)             (11,728)            (10,525)
Other income (expense)                                   -                 (144)                   -                 (99)
                                             -------------        -------------        -------------       -------------
NET LOSS BEFORE INCOME TAXES                        (7,893)             (63,924)             (10,625)           (110,711)
Income tax benefit                                       -              (24,291)                   -             (41,410)
                                             -------------        -------------        -------------       -------------
NET LOSS                                         $  (7,893)           $ (39,633)           $ (10,625)          $ (69,301)
                                             =============        =============        =============       =============

         See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT (UNAUDITED)
(Dollars and Shares In Thousands)

                                               Common Stock             Paid-in          Retained
                                           Shares        Amount         Capital          Deficit            Total
                                          --------      --------       ---------        ----------        ----------
Balance, January 1, 2002                       1         $   -          $559,500        $(699,442)        $(139,942)
Net loss                                       -             -                 -          (10,625)          (10,625)
                                          --------      --------       ---------        ----------        ----------
Balance, June 30, 2002                         1         $   -          $559,500        $(710,067)        $(150,567)
                                          ========      ========       =========        ==========        ==========


           See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                              Six Months              Six Months
                                                                 Ended                   Ended
                                                             June 30, 2002           June 30, 2001
                                                             -------------           -------------
OPERATING ACTIVITIES
Net loss                                                        $ (10,625)              $ (69,301)
Reconciliation to net cash used in operations:
     Depreciation and amortization                                 13,145                  36,072
     Deferred income taxes                                              -                 (42,070)
     Amortization of debt issuance costs                              434                     434
     Retirement of fixed assets                                         -                   8,989
     Changes in operating working capital:
         Receivables                                               (3,692)                 27,005
         Inventories                                               13,008                  (3,190)
         Other current assets                                       3,417                     984
         Accounts payable                                         (19,491)                (31,562)
         Other current liabilities                                  5,157                   3,304
         Deferred charges and other noncurrent
         assets                                                     2,817                   1,757
         Deferred credits and other noncurrent
         liabilities                                                1,609                     601
                                                             ------------            ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                           5,779                 (66,977)

INVESTING ACTIVITIES
Proceeds from sale of property                                          -                     577
Capital expenditures                                               (3,242)                 (6,655)
                                                             ------------            ------------
NET CASH USED IN INVESTING ACTIVITIES                              (3,242)                 (6,078)

FINANCING ACTIVITIES
Intercompany (repayment to) borrowing from                         (2,537)                 42,055
parent
Proceeds of capital contribution by parent                              -                  31,000
                                                             ------------            ------------
NET CASH (USED IN) PROVIDED BY FINANCING                           (2,537)                 73,055
         ACTIVITIES

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        -                       -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        -                       -
                                                             ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $       -               $       -
                                                             ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                          $       -               $  10,275
Cash paid (refunded) for income taxes                           $       -               $       -


         See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   1. ORGANIZATION AND BASIS OF PRESENTATION

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

   The Company is a wholly-owned subsidiary of Huntsman Polymers Holding Corporation ("Parent" or "HPHC"). Huntsman Corporation owns all of the stock of HPHC

   BASIS OF PRESENTATION

   The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on a number of significant factors, including, but not limited to, the restructuring of Huntsman Corporation's debt, the restructuring of the Company's 11 3/4% Senior Notes due 2004 (the "Senior Notes"), obtaining additional debt and/or equity financing and generating sufficient cash flows from operations to meet its obligations.

   As of June 30, 2002, the Company's current liabilities exceeded current assets by $505.1 million, due primarily to the classification of all of its outstanding debt as a current liability as discussed below. The Company has sustained net losses in each of the prior three years and its stockholder's deficit is $150.6 million. Historically, the Company's primary source of funding has been the intercompany loan agreement (the "Intercompany Loan Agreement") from a subsidiary of Huntsman Corporation, the ultimate parent of the Company. As of June 30, 2002, the Company has classified the outstanding borrowings under the Intercompany Loan Agreement of $280.5 million as a current liability because repayment may be accelerated by Huntsman Corporation's lenders. On December 1, 2001 and June 1, 2002, the Company failed to make interest payments on its $174.9 million of Senior Notes. As a result of the failure to pay interest as scheduled, the debt may be accelerated and has also been classified as a current liability.

   As of June 30, 2002, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its senior secured credit facilities. As collateral for its obligations under its bank credit facilities, Huntsman Corporation has pledged its 100% ownership interest in HPHC, and HPHC has pledged its 100% ownership interest in the Company. In addition, the Company and HPHC are guarantors of Huntsman Corporation's obligations under its bank credit facilities. The Company has granted security interests and liens on substantially all of its assets to secure its obligations under its guaranty to Huntsman Corporation's bank lenders, subject to certain limitations provided for in the indenture governing the Senior Notes (the "Indenture").
The guaranty provides that the Company's maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the Indenture. At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, the Company does not have any liability under the guaranty.

   During 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its bank credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt. Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into forbearance, waiver and amendment agreements (collectively, as amended, the "Amendment Agreement"). Under the Amendment Agreement, substantially all existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its credit facilities to October 15, 2002.

   Matlin Patterson Global Opportunities Partners L.P. ("GOP") (formerly known as CSFB Global Opportunities Partners, L.P.) and Consolidated Press Holdings Limited ("CPH") have collectively purchased, in the aggregate, approximately 88% of the outstanding Senior Notes and Senior Subordinated Notes due 2007 of Huntsman Corporation (the "HC Subordinated Notes"). In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt.

   On July 15, 2002, Huntsman Corporation solicited the consent of its existing bank lenders seeking, among other things, their consent to a plan to restructure Huntsman Corporation's debt (the "Proposed Restructuring"), without the intervention of a bankruptcy court, that would involve the following:

   - Members of the Huntsman family who own equity interests in Huntsman Corporation and any of its subsidiaries, together with certain affiliated entities that own equity interests, (collectively, the "Huntsman Family") would contribute all their equity interests in Huntsman Corporation and its subsidiaries to a new entity ("Huntsman Holdings") in exchange for equity interests in Huntsman Holdings.

   - As of June 30, 2002, GOP and CPH held, in the aggregate, $746 million principal and accrued interest of the HC Subordinated Notes and the Senior Notes, of which $155 million was of the Senior Notes. Subject to certain conditions, GOP and CPH have agreed to convert these notes, directly or indirectly, into shares of Huntsman Corporation. These notes would then be canceled. The Huntsman Corporation shares received would be exchanged, directly or indirectly, for equity interests in Huntsman Holdings.

   - Amendments to Huntsman Corporation's current bank credit facilities which would be comprised of the following:

      - A term loan facility maturing in 2007 which would be secured by a second lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries; and

      - A $275 million priority revolving credit facility maturing in 2006 (the "Priority Facility"). Subject to certain conditions, Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas have agreed to underwrite the Priority Facility. The Priority Facility would replace Huntsman Corporation's existing $150 million supplemental accounts receivable facility (the "HC Supplemental Credit Agreement"), fund certain payments at closing and be available for general corporate purposes. The Priority Facility would be limited by a borrowing base consisting of eligible accounts receivable and inventory and would have a first lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries.

   - The reinstatement of the approximately $59 million in principal amount of HC Subordinated Notes and approximately $37 million in principal amount of Senior Notes not held by GOP and CPH. The non-payment of interest defaults on these notes would be cured by paying approximately $5 million of interest that has accrued on the Senior Notes since December 2001 and approximately $5 million of interest that has accrued on the HC Subordinated Notes since January 2002.

   - Pursuant to previously adopted amendments to the indentures governing the HC Subordinated Notes and the Senior Notes which will become effective upon completion of the Proposed Restructuring, most of the restrictive covenants in these indentures would be eliminated. This would permit, among other things, the following:

      - a subsidiary of Huntsman Corporation to pledge all of the equity of Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), and enter into a senior secured guaranty in favor of Huntsman Corporation's bank lenders; Huntsman Specialty to pledge a 30% membership interest stake that it holds in Huntsman International Holdings LLC and enter into a senior secured guaranty in favor of the bank lenders.

      - the Company to guarantee, on a full senior secured basis, Huntsman Corporation's bank debt without the senior secured debt limitations formerly contained in the Indenture.

   The Proposed Restructuring has been designed to avoid a "change of control" under the indentures governing the HC Subordinated Notes or the Senior Notes.

   Huntsman Corporation is in the process of seeking the consent of all of its bank lenders (the "100% consent") which is necessary to achieve the Proposed Restructuring on an out-of-court basis and is confident that it will obtain the 100% Consent from its bank lenders before October 15, 2002. However, there can be no assurance that Huntsman Corporation will obtain the 100% Consent. In the event Huntsman Corporation does not obtain the 100% Consent, it may seek to achieve the Proposed Restructuring by filing a prepackaged plan of reorganization (the "Plan") in a Chapter 11 proceeding under the United States Bankruptcy Code ("Chapter 11 Cases"). Pursuant to its agreement with GOP, Huntsman Corporation is required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring.

   If the Proposed Restore during is effected, Huntsman Corporation's bank credit facilities would be restructured as specified above. The key changes to the existing bank credit facilities would be as follows:

   - the existing loans would be continued as a $938 million Term Loan A and a $450 million Term Loan B, with the latter anticipated to be refinanced with a high-yield debt financing on a post-closing basis,

   -  the term loans would be extended to March 31, 2007,

   -  the amortization schedule would be modified,

   -  the interest rate would be increased,

   -  the financial covenants would be modified, and

   - the bank lenders would be granted additional credit support, including additional guaranties and collateral.

   In connection with the Proposed Restructuring, the shareholders of Huntsman Corporation may form a Delaware corporation ("Equity Holdings") to hold all the outstanding stock of Huntsman Corporation (and Huntsman Corporation may be converted into a limited liability company). Equity Holdings would then guarantee the HC Subordinated Notes held by GOP and CPH. Thereafter, for federal income tax planning reasons, Equity Holdings may commence a proceeding in the Delaware Court of Chancery under Section 102(b)(2) of the Delaware General Corporation Law. The action would seek the court's sanction of Equity Holdings' compromise of its guarantee obligations in the manner contemplated by certain agreements among Huntsman Corporation, GOP and CPH. There can be no assurance that Equity Holdings will undertake such a proceeding or that the court would grant Equity Holdings' application. If filed, such a procedding in the Delaware Court of Chancery will not affect Huntsman Corporation's obligations to its creditors, other than GOP and CHP. Cunsummation of the Proposed Restructuring is not conditioned on the initiation of any such proceeding or upon the court granting any application therewith.

   The Company currently expects that cash generated by its business will provide it with sufficient liquidity to allow it to continue its operations for the near term. The Company anticipates that it will continue to fund its operations in this manner until Huntsman Corporation completes the Proposed Restructuring out-of-court or until Huntsman Corporation files the Chapter 11 Cases. Accordingly, the Company intends to meet its operating and capital needs in 2002 through a combination of:

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

   There can be no assurance that Huntsman Corporation will be able to successfully complete the Proposed Restructuring.

   INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-K for the year ended December 31, 2001.

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements of the Company include its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

   For purposes of the statements of cash flows, the Company considers cash in checking accounts and cash in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

   INVENTORIES

   Inventories are stated at the lower of cost or market, with cost determined using the average cost method.

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

   INTANGIBLE ASSETS

   Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or over the life of the related agreement, ranging from five to fifteen years.

   OTHER ASSETS

   Other assets consist primarily of spare parts, capitalized loan fees and turnaround costs. Capitalized loan fees are amortized using the straight-line method over the term of the related debt, ranging from five to ten years.

   Periodic maintenance and repairs applicable to major units of manufacturing facilities are accounted for on the prepaid basis by capitalizing the costs of the turnaround and amortizing the costs over the estimated period until the next turnaround.

   CARRYING VALUE OF LONG-TERM ASSETS

   The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. For more information, see "Note 9-Restructuring Costs and Impairment Charges."

   DERIVATIVES AND HEDGING ACTIVITIES

   The Company has no financial instruments or other contracts that are derivatives.

   INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

   OTHER LONG-TERM LIABILITIES

   Other long-term liabilities include accrued pension and other post-retirement benefits, environmental reserves, insurance reserves and other liabilities.

   FOREIGN CURRENCY TRANSLATION

   The Company has no subsidiaries outside the United States.

   REVENUE RECOGNITION

   The Company generates revenue through sales in the open market, raw material conversion agreements and long-term supply contracts. The Company recognizes revenue when it is realized or realizable and earned, which is generally upon shipment of product in fulfillment of a customer order.

   RESEARCH AND DEVELOPMENT

   Research and development costs are expensed as incurred.

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

   RECENT FINANCIAL ACCOUNTING STANDARDS

   On January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. With the adoption of SFAS No. 142, the Company reassessed the useful lives of all acquired intangible assets. Based on the assessment, no adjustments were made to the amortization period of intangible assets. As discussed below in "Note 9-Restructuring Costs and Impairment Charges," the Company recorded an impairment charge in 2001 which reduced recorded goodwill to zero. As a result, the adoption of SFAS No. 142 had no impact on the Company's financial statements. The pro forma effect on net loss, assuming the change in this accounting principle was applied retroactively to January 1, 2001, would not be significant.

   In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on January 1, 2002. Adoption of this pronouncement did not have a material effect on the Company's financial statements.

   In August 2001, FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

   In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required effective January 1, 2003. The Company has not yet completed its evaluation of the impact of adopting this statement.

3. INVENTORIES

   Inventories consist of the following (dollars in thousands):

                                                  June 30, 2002         December 31, 2001
                                                  -------------         -----------------
         Raw materials                               $ 7,988                 $ 9,007
         Work in progress                              7,494                   5,790
         Finished goods                               24,599                  38,292
                                                    --------                --------
         Total                                       $40,081                 $53,089
                                                    ========                ========

4. PROPERTY, PLANT AND EQUIPMENT

   The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in thousands):

                                                  June 30, 2002         December 31, 2001
                                                  -------------         -----------------
         Land                                      $   1,008               $   1,008
         Buildings                                    98,818                  98,791
         Plant and equipment                         490,224                 502,871
         Construction in progress                      2,674                   2,937
                                                   ---------               ---------
                                                     592,724                 605,607
         Less accumulated depreciation              (227,758)               (231,132)
                                                   ---------               ---------
         Property, plant and equipment, net        $ 364,966               $ 374,475
                                                   =========               =========


5. INTANGIBLE ASSETS

   Intangible assets, net of accumulated amortization, are (dollars in thousands):

                                                  June 30, 2002         December 31, 2001
                                                  -------------         -----------------
         Technology Licenses                         $ 8,115                 $ 8,115
         Less accumulated amortization                (2,343)                 (1,949)
                                                     -------                 -------
         Intangible assets, net                      $ 5,772                 $ 6,166
                                                     =======                 =======


   In the third quarter of 2001, goodwill was written off as part of plant closing and restructuring costs. For additional information, see "Note 9-Restructuring Costs and Impairment Charges" below.

   Estimated future amortization expense for intangible assets through December 31, 2006 is as follows (dollars in millions):

                                                       Annual Expense
                                                       --------------
         2002 through 2004                                  $0.8
         2005 through 2006                                  $0.7

6. LONG-TERM DEBT

   Long-term debt consists of the following (dollars in thousands):

                                                                  June 30, 2002         December 31, 2001
                                                                  -------------         -----------------
           Affiliates:
                Intercompany borrowings                              $ 268,206               $ 279,055
                Advance from affiliates                                 12,332                   6,070
                Capital lease - affiliates                              69,985                  67,935
                                                                     ---------               ---------
                    Total affiliates                                   350,523                 353,060
                Less:  Current portion                                (350,523)               (353,060)
                                                                     ---------               ---------
                   Total long-term debt - affiliates                         -                       -
           Other - 11 3/4% Senior Notes due 2004                       174,882                 174,882
                Less:  Current portion                                (174,882)               (174,882)
                                                                     ---------               ---------
                   Total long-term debt - other                              -                       -
                                                                     ---------               ---------
                Total                                                $       -               $       -
                                                                     =========               =========

   INTERCOMPANY BORROWING

   As of June 30, 2002, the Company owed $280.5 million under the Intercompany Loan Agreement that it maintains with Huntsman Group Holdings Finance Corporation ("HGHFC"), a subsidiary of Huntsman Corporation. The intercompany loans accrue interest at the prime rate (4.75% at June 30, 2002) plus a margin of 0.75% and are payable upon demand. The Intercompany Loan Agreement is the Company's principal source of financing. The Company's ability to borrow under the Intercompany Loan Agreement is subject to the limitations imposed by the Indenture. In addition, under Huntsman Corporation's bank credit arrangements, the Company's ability to obtain additional financing under the Intercompany Loan Agreement has been significantly limited.

   CAPITAL LEASE

   On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's flexible polyolefins ("FPO") facility at Odessa, Texas. On August 27, 1997, the Capital Lease Agreement was amended and Estherwood Corporation assigned all of its rights under the agreement to HGHFC. The principal economic terms of the Capital Lease Agreement were not altered. Interest accrues on the unpaid lease amount ($50 million at June 30, 2002) at the prime rate plus an applicable margin (0.5% to 2.0%) or at a Eurocurrency rate (as defined in the Capital Lease Agreement) plus an applicable margin (1.5% to 3.0%). On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company is obligated to pay the unpaid lease amount as well as all interest owed on that amount. The Company has the option at the end of the lease period to acquire the facility for a nominal amount. The Capital Lease Agreement is secured by all of the fixed assets associated with the FPO facility, which facility has been written off by the Company.

   On December 12, 2001, the Capital Lease Agreement was amended and HGHFC assigned all of its rights under the agreement to Huntsman Corporation. The principal economic terms of the Capital Lease Agreement were not altered. Although there can be no assurance that the Company will obtain an extension, the Company is currently in discussions with Huntsman Corporation concerning an extension of the maturity date of the Capital Lease Agreement.

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

   The Indenture governing the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations. As discussed above in "Note 1-Organization and Basis of Presentation," concurrent with the completion of the Proposed Restructuring, GOP has consented to an amendment to the Indenture that would eliminate virtually all restrictive covenants contained in the Indenture.

   On December 1, 2001 and June 1, 2002, the Company failed to make interest payments on the Senior Notes. As a result of the failure to make interest payments, the debt may be accelerated and has been classified as a current liability.

7. COMMITMENTS AND CONTINGENCIES

   The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from 2 to 6 years and the purchase price is generally based on market prices.

   On August 30, 2001, following arbitration and court proceedings and mediation, the Company settled a dispute with S&B Engineers and Constructors, Ltd. ("S&B") for a total amount of $22.1 million. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. In accordance with agreements with its lenders, Huntsman Corporation paid S&B $6.1 million on December 31, 2001, taking a partial assignment of the mechanics' lien securing the Company's obligations to S&B. On April 2, 2002, Huntsman Corporation paid S&B $6.3 million, the remaining portion under the settlement agreement including interest, and at that time took a complete assignment of the mechanic's lien. The Company currently owes Huntsman Corporation $12.4 million with respect to this matter, which is secured by such mechanics' lien that covers the Company's polypropylene facility. This amount is shown as an advance from affiliates.

   The Company is also a party to various lawsuits arising in the ordinary course of business and does not believe that the outcome of any of these lawsuits will have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company continually reviews its estimates of potential contingent liabilities. However, no assurance can be given that all potential liabilities arising out of the Company's present or past operations have been identified or fully assessed or that the amounts that might be required to resolve such matters will not be significant to the Company.

8. ENVIRONMENTAL MATTERS

   GENERAL

   The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, the Company could incur material costs to address and remediate the incident. In addition, following any such incident, the Company may incur higher costs to implement measures to prevent future incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

   The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of $6.7 million has been accrued related to environmental matters as of June 30, 2002. The Company does not anticipate that any future costs, in excess of those that have been accrued by the Company, will be material to results of operations or financial position as a result of compliance with current environmental laws and regulations.

   The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Environmental capital spending is estimated at $2.9 million for 2002. Generally, the Company expects to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, the Company cannot ensure that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

   The Company carries pollution legal liability insurance to address many potential environmental liabilities from its operations. Such coverage is subject to customary terms, limits, exclusions and deductibles. The Company also carries pollution legal liability and closure and post-closure insurance on certain facilities at its Odessa, Texas facility, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

   CERCLA MATTERS

   The Company, along with many other companies, has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), in connection with past disposal of waste at certain sites. The Company believes that its financial reserves are sufficient for its known requirements.

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

   ADDITIONAL ENVIRONMENTAL ISSUES

   As a result of a third-party environmental audit of the Company's Odessa operations starting in November 2000, the Company voluntarily disclosed to the United States Environmental Protection Agency ("EPA") and the TNRCC certain potential violations of environmental law. EPA and the TNRCC have evaluated those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. EPA has proposed a civil penalty of about $8,500.

   As a result of an inspection of the Odessa facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice. A tentative settlement involving civil penalties in the amount of $475,000 for this case in addition to the $8,500 discussed in the preceding paragraph has been tentatively reached subject to final review by the Company and the negotiation of final settlement language acceptable to all parties.

9. RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

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

   - Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million in the third quarter of 2001. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of total polypropylene production at the time), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. This program has resulted in the discharge of 93 regular employees at the Odessa facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. Phase II is substantially complete.

   Under SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

   The Company recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to its property, plant and equipment. During 2001, the Company experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins were not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of the Company's products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of the Company's restructuring efforts, the Company performed a review of its remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged a financial advisor and investment banker to assist it and its domestic, restricted subsidiaries in identifying and exploring strategic alternatives, including developing out-of-court or court-sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to the Company's management which indicated an impairment of the Company's assets. As a result, in the fourth quarter of 2001, the Company assessed certain fixed assets for impairment as required under SFAS No. 121.

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

   A summary of the combined Phase I and II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                                                                                         Liabilities
                                                                                                              at
                                               Total               Non-Cash              Cash             June 30,
                                              Charge               Charges             Payments             2002
                                             --------             ----------          ----------        -------------
Work force reduction                         $ 11,038              $      -            $ 7,699             $3,339
Styrene unit decommissioning/
   demolition                                   2,601                     -              1,064              1,537
Polypropylene Line 1 decommissioning              200                     -                 92                108
Non-cancelable lease costs                      5,348                     -              1,361              3,987
Property and equipment                        463,038               463,038                  -                  -
Goodwill                                       33,788                33,788                  -                  -
Provision for unusable supply
   inventory                                    8,565                 5,436              2,494                635
Other charges                                     823                     -                823                  -
                                             --------              --------            -------             ------
Total restructuring costs                    $525,401              $502,262            $13,533             $9,606


   Cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by the end of the third quarter of 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. The Company currently expects pretax savings in operating expenses will approximate $34 million on an annualized basis by December 2003.

10.  RECENT EVENTS

FAILURE TO PAY INTEREST

     We did not make the December 1, 2001 and June 1, 2002 interest payments due on our 11 3/4% Senior Notes due 2004 (the "Senior Notes"). Also, our ultimate parent corporation, Huntsman Corporation, did not make the January 1 and July 1, 2002 interest payments due on its Senior Subordinated Notes due 2007 (the "HC Subordinated Notes"). The failure to make these interest payments within 30 days of the respective due dates constituted an event of default under the Senior Notes and the HC Subordinated Notes. For more information, see "--Liquidity and Capital Resources--Debt" and "--Financial Restructuring" below.

PROPOSED RESTRUCTURING OF HUNTSMAN CORPORATION AND THE COMPANY

     During 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its bank credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt. Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into forbearance, waiver and amendment agreements (collectively, as amended, the "Amendment Agreement"). Under the Amendment Agreement, substantially all existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its bank credit facilities to October 15, 2002.

     Huntsman Corporation is in the process of seeking to complete the proposed restructuring described in "--Liquidity and Capital Resources--Financial Restructuring" below on an out-of-court basis before October 15, 2002. This will require the consent of all of Huntsman Corporation's bank lenders (the "100% Consent"). As of August 14, 2002, significantly more than a majority of the bank lenders have approved the terms of the out-of-court restructuring. Huntsman Corporation is hopeful that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the proposed restructuring on an out-of-court basis. If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the proposed restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code. Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to permit it to seek confirmation of a prepackaged plan of reorganization should it not obtain the 100% Consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed.

     GOP and CPH have collectively purchased, in the aggregate, approximately 88% of the outstanding HC Subordinated Notes and Senior Notes. In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt. In addition, pursuant to its agreement with GOP, Huntsman Corporation could be required by GOP to file a Chapter 11 proceeding under the United States Bankruptcy Code on or after October 15, 2002 if it has not received the 100% Consent to the out-of-court restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman believes that, as of August 14, 2002, it has obtained these votes. For more information, see "--Liquidity and Capital Resources--Debt" and "--Financial Restructuring" below.

ISSUANCE OF PATENT TO COMPETITOR

     On April 2, 2002, a United States patent was issued to one of our competitors. This patent contains claims to certain processes for manufacturing copolymers. We, together with our counsel, have evaluated the scope, validity and enforceability of this patent, and we do not believe the issuance of this patent will have a material impact on our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Huntsman Polymers Corporation and its subsidiaries (collectively, the "Company," "our," "us" or "we") manufacture chemical products used in a wide variety of industrial and consumer-related applications. Our principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene and amorphous polyalphaolefin ("APAO").

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

RECENT EVENTS

FAILURE TO PAY INTEREST

   We did not make the December 1, 2001 and June 1, 2002 interest payments due on our 11 3/4% Senior Notes due 2004 (the "Senior Notes"). Also, our ultimate parent corporation, Huntsman Corporation, did not make the January 1 and July 1, 2002 interest payments due on its Senior Subordinated Notes due 2007 (the "HC Subordinated Notes"). The failure to make these interest payments within 30 days of the respective due dates constituted an event of default under the Senior Notes and the HC Subordinated Notes. For more information, see "-Liquidity and Capital Resources-Debt" and "-Financial Restructuring" below.

PROPOSED RESTRUCTURING OF HUNTSMAN CORPORATION AND THE COMPANY

   During 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its bank credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt. Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into forbearance, waiver and amendment agreements (collectively, as amended, the "Amendment Agreement"). Under the Amendment Agreement, substantially all existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies until March 15, 2002 (the "Forbearance Period"). The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its bank credit facilities to October 15, 2002.

   Huntsman Corporation is in the process of seeking to complete the proposed restructuring described in "-Liquidity and Capital Resources-Financial Restructuring" below on an out-of-court basis before October 15, 2002. This will require the consent of all of Huntsman Corporation's bank lenders (the "100% Consent"). Huntsman Corporation has received significan support from its bank lenders for the out-of-court restructuring. Huntsman Corporation is confident that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the proposed restructuring on an out-of-court basis.

   If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the proposed restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code. Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to seek confirmation of a prepackaged plan of reorganization on or before October 15, 2002 should it not obtain the 100% consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed.

   Matlin Patterson Global Opportunities Partners L.P. ("GOP") (formerly known as CSFB Global Opportunities Partners, L.P.) and Consolidated Press Holdings Limited ("CPH") have collectively purchased, in the aggregate, approximately 88% of the outstanding HC Subordinated Notes and Senior Notes. In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt. In addition, pursuant to its agreement with GOP, Huntsman Corporation could be required by GOP to file a Chapter 11 proceeding under the United States Bankruptcy Code on or after October 15, 2002 if it has not received the 100% Consent to the out-of-court restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority in number of its bank lenders. Huntsmen believes that, as of August 14, 2002, it has obtained these votes. For more information, see "--Liquidity and Capital Resources--Debt" and "--Financial Restructuring" below.

ISSUANCE OF PATENT TO COMPETITOR

   On April 2, 2002, a United States patent was issued to one of our competitors. This patent contains claims to certain processes for manufacturing copolymers. We, together with our counsel, have evaluated the scope, validity and enforceability of this patent, and we do not believe the issuance of this patent will have a material impact on our business.

RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

   We incurred restructuring costs and impairment charges of $525.4 million during the second, third and fourth quarters of 2001. The restructuring costs were recorded in two phases.

   - Phase I, which resulted in a charge of $29.8 million during the second quarter of 2001, was the result of the closure of our styrene production unit and the concurrent cost restructuring and elimination initiative, both of which were announced on April 23, 2001. The program included a workforce reduction at our Odessa facility of 97 regular employees. Approximately $5.2 million was accrued for termination benefits, all of which had been paid as of September 30, 2001. Additionally, decommissioning costs of $2.6 million for the styrene unit, $4.8 million in non-cancelable lease charges, an $8.9 million write-down of the styrene unit fixed assets and a $7.6 million write-off of unusable material and supplies inventory were recorded in connection with Phase I. Phase I was substantially completed by the end of the third quarter of 2001.

   - Phase II of the restructuring was announced by the Company on July 31, 2001 and resulted in a total charge of $110.2 million in the third quarter of 2001. This phase encompassed the closure of the polypropylene Line 1 unit (representing 30% of total polypropylene production at the time), the write-off of the FPO unit which had been under evaluation for alternative product use, and the further elimination of redundant costs in the maintenance, technical services and overhead cost structure. This program has resulted in the discharge of 93 regular employees at our Odessa facility. Approximately $5.9 million was accrued for termination benefits. Additionally, $68.7 million related to the write-off of fixed assets, $33.8 million related to the write-off of goodwill, $0.2 million for the polypropylene unit decommissioning, $0.6 million in non-cancelable lease charges and $1.0 million related to the write-off of unusable supplies inventory were recorded in connection with Phase II. Phase II is substantially complete.

   Under SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

   We recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to our property, plant and equipment. During 2001, we experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of our products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of our restructuring efforts, we performed a review of our remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Corporation engaged a financial advisor and investment banker to assist it and its domestic subsidiaries, including the Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to our management which indicated an impairment of our assets. As a result, in the fourth quarter of 2001, we assessed certain fixed assets for impairment as required under SFAS No. 121.

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

   A summary of the combined Phase I and II costs follows (dollars in thousands):

                                                                                                        Restructuring
                                                                                                         Liabilities
                                                                                                             at
                                               Total               Non-Cash              Cash             June 30,
                                              Charge               Charges             Payments             2002
                                             --------             ----------          ----------        -------------
Work force reduction                         $ 11,038              $      -            $ 7,699             $3,339
Styrene unit decommissioning/
   demolition                                   2,601                     -              1,064              1,537
Polypropylene Line 1 decommissioning              200                     -                 92                108
Non-cancelable lease costs                      5,348                     -              1,361              3,987
Property and equipment                        463,038               463,038                  -                  -
Goodwill                                       33,788                33,788                  -                  -
Provision for unusable supply
   Inventory                                    8,565                 5,436              2,494                635
Other charges                                     823                     -                823                  -
                                             --------              --------            -------             ------
Total restructuring costs                    $525,401              $502,262            $13,533             $9,606

   Cash expenditures relating to workforce reductions and plant decommissioning will be substantially completed by the end of the third quarter of 2002. Cash outlays related to non-cancelable railcar leases will be completed by 2008. We currently expect pretax savings in operating expenses will approximate $34 million on an annualized basis by December 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

   REVENUES

   Our revenues decreased $14.3 million to $111.0 million for the second quarter of 2002 from $125.3 million for the same period in 2001. The major factors contributing to the decrease in revenues were the permanent closure of our styrene plant along with reduced sales in olefins due to lower pricing and fewer by-product sales. These decreases were partially offset by higher revenues in all the polymer businesses due mainly to improved volumes as the economy improved and customers rebuilt inventories. The styrene plant closure resulted in a reduction of sales of $14.5 million. Olefins sales revenue decreased $8.1 million, due primarily to lower by-product sales due to lower ethylene production and feedstock mix. Polyethylene sales revenue increased $6.3 million as sales volume improved 36% due to improved customer demand. Polypropylene sales revenue increased $1.7 million due to improved pricing and a 5% improvement in volumes. The additional sales were due to improved customer demand caused by pre-buying as a result of the closure of Line 1 effective May 25, 2002.

   GROSS PROFIT (LOSS)

   Our gross profit increased $23.4 million to profit of $7.6 million for the second quarter of 2002 from a loss of $15.8 million in the second quarter of 2001. The increase in gross profit was mainly due to the decrease in raw material and energy pricing attributable to lower natural gas prices, as well as reduced indirect fixed costs, both of which outpaced the drop in our selling prices. The indirect fixed cost savings are the direct result of our program to reduce fixed costs through job eliminations and consolidations. Olefins gross profit increased $8.5 million and polyethylene gross profit increased $8.1 million, each because raw material and energy costs improved more than our selling prices declined. Polypropylene gross profit increased $4.0 million due to a temporary surge in demand caused by customers pre-buying as a result of our Line 1 closure and due to reduced manufacturing costs. In addition, gross profit improved $3.7 million due to the permanent closure of our styrene and FPO facilities.

   SELLING, GENERAL AND ADMINISTRATIVE

   Our selling, general and administrative expenses decreased $2.3 million to $4.5 million for the three months ended June 30, 2002 from $6.8 million for the same period in 2001. The decrease in selling, general and administrative expenses was mainly due to reduced costs resulting from plant closure and restructuring costs incurred during 2001 described below.

   INTEREST EXPENSE, NET

   Interest expense, net in second quarter 2002 decreased $0.4 million to $11.0 million from $11.4 million in second quarter 2001, as a result of reductions in market interest rates, partially offset by an increase in average outstanding balances on affiliate debt and accrued interest on the unpaid interest on the Senior Notes. The average amount of debt outstanding and the average interest rate for the Senior Notes, the affiliate capital lease and the intercompany borrowing for second quarter 2002 and 2001 were as follows:

                                         Senior Notes          Affiliate Capital Lease       Intercompany Borrowing
                                         ------------          -----------------------       ----------------------
Three Months Ended June 30,
   2002
Average Amount of Debt                      $174.9                     $69.5                        $280.5
Average Interest Rate                        11.75%                     5.50%                         6.00%
Three Months Ended June 30,
   2001
Average Amount of Debt                      $174.9                     $65.4                        $262.4
Average Interest Rate                        11.75%                     7.83%                         8.33%

   INCOME TAX BENEFIT

   Our income tax benefit decreased $24.3 million for the three months ended June 30, 2002 from the same period in 2001. In 2002, the income tax benefit is fully offset by a valuation allowance which reduces the benefit to zero.

   NET LOSS

   The Company's net loss decreased $31.7 million to $7.9 million for the second quarter of 2002 from $39.6 million for the same period in 2001. The decreased net loss is a result of the reasons stated above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

   REVENUES

   Our revenues decreased $50.1 million to $220.0 million for the six months ended June 30, 2002 from $270.1 million for the same period in 2001, primarily due to the permanent closure of our styrene plant and a decrease in sales prices and volumes in by-product sales. The styrene plant closure resulted in a reduction of sales of $31.7 million. Olefins sales revenue decreased $26.0 million to $34.8 million, due primarily to lower by-product sales resulting from lower ethylene production and feedstock slates. Polypropylene sales revenue increased $9.4 million to $47.2 million due to improved pricing and increased volumes. The additional sales were due to improved customer demand caused by pre-buying as a result of the closure of Line 1 effective May 25, 2002.

   GROSS PROFIT (LOSS)

   Our gross profit increased $63.4 million to profit of $20.5 million for the six months ended June 30, 2002 from a loss of $42.9 million in the same period in 2001. The increase in gross profit was mainly due to the decrease in raw material and energy pricing attributable to lower natural gas prices, and reduced indirect fixed costs outpacing the drop in our selling prices. The indirect fixed cost savings are the direct result of our program to reduce fixed costs through job eliminations and consolidations. Olefins gross profit increased $18.3 million and polyethylene gross profit increased $16.2 million, each because raw materials and energy costs improved more than our selling prices declined. Polypropylene gross profit increased $15.3 million due to pre-buying as a result of our Line 1 closure and lower raw material and manufacturing costs. Gross profit increased $11.2 million due to the permanent closure of the styrene and FPO units. APAO gross profit increased $1.5 million due primarily to lower raw material costs and product mix.

   SELLING, GENERAL AND ADMINISTRATIVE

   Our selling, general and administrative expenses decreased $4.8 million to $9.5 million for the six months ended June 30, 2002 from $14.3 million for the same period in 2001. The decrease in selling, general and administrative expenses was mainly due to reduced costs resulting from plant closure and restructuring costs incurred during 2001 described below.

   INTEREST EXPENSE, NET

   Interest expense, net in the six months ended June 30, 2002 decreased $2.0 million to $21.6 million from $23.6 million in the six months ended June 30, 2001 as a result of reductions in market interest rates, partially offset by an increase in average outstanding balances on affiliate debt and accrued interest on the unpaid interest on the Senior Notes. The average amount of debt outstanding and the average interest rate for the Senior Notes, the affiliate capital lease and the intercompany borrowing for the six months ended June 30, 2002 and 2001 were as follows:

                                         Senior Notes          Affiliate Capital Lease       Intercompany Borrowing
                                         ------------          -----------------------       ----------------------
Six Months Ended June 30, 2002
Average Amount of Debt                      $174.9                     $69.0                        $282.1
Average Interest Rate                        11.75%                     5.50%                        6.00%
Six Months Ended June 30, 2001
Average Amount of Debt                      $174.9                     $64.9                        $255.0
Average Interest Rate                        11.75%                     8.54%                        9.04%

   INCOME TAX BENEFIT

   Our income tax benefit decreased $41.4 million for the six months ended June 30, 2002 from the same period in 2001. In 2002, the income tax benefit is fully offset by a valuation allowance which reduces the benefit to zero.

   NET LOSS

   The Company's net loss decreased $58.7 million to $10.6 million for the six months ended June 30, 2002 from $69.3 million for the same period in 2001. The decreased net loss is a result of the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

CASH

   Net cash provided by operating activities in the six months ended June 30, 2002 was $5.8 million, as compared to $67.0 million used in operating activities in the same period in 2001. This $72.8 million change is primarily attributable to a $63.4 million improvement in gross profit over the same period in 2001, as explained above, partially offset by a corresponding decrease in the Company's income tax benefit for the same period. Depreciation was also lower in the first half of 2002 as compared to the same period in 2001 due to the impairment charge taken on fixed assets at the end of 2001.

   Operating working capital increased $2.8 million in the six months ended June 30, 2002 as compared to a decrease of $1.1 million in the same period in 2001. The net change of $3.9 million is primarily the result of

   - a $30.7 million net negative change in receivables resulting from increasing sales in 2002 versus declining sales in 2001;

   - a net positive change in inventories of $16.2 million due to improved supply chain management versus a modest build up of product in 2001; and

   - a net favorable change in accounts payable of $12.1 million due to a less dramatic decline in raw material and energy costs in 2002 versus 2001.

   Net cash used in investing activities for the six months ended June 30, 2002 was $3.2 million, as compared to $6.1 million used in the same period in 2001. This decrease was attributable to a decrease in the Company's capital expenditures.

   Net cash used in financing activities for the six months ended June 30, 2002 was $2.5 million, as compared to $73.1 million provided by financing activities in the same period in 2001. The net change of $75.6 million is primarily attributable to the fact that we received no capital contributions from Huntsman Corporation in the first half of 2002, compared to $31.0 million contributed in the same period in 2001. Also, we generated positive operating cash flow in 2002 and repaid $2.5 million on our intercompany borrowings as compared to $42.1 million of borrowings received in the same period in 2001.

DEBT

   As of June 30, 2002, we owed $280.5 million under the Intercompany Loan Agreement that we maintain with HGHFC, $174.9 million under our Senior Notes and $70.0 million pursuant to a capital lease with Huntsman Corporation.

   On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company is obligated to pay the unpaid lease amount as well as all interest owed on that amount. The Company has the option at the end of the lease period to acquire the facility for a nominal amount. The Capital Lease Agreement is secured by all of the fixed assets associated with the FPO facility, which we have written off.

   On December 12, 2001, the Capital Lease Agreement was amended and HGHFC assigned all of its rights under the agreement to Huntsman Corporation. The principal economic terms of the Capital Lease Agreement were not altered. Although there can be no assurance that the Company will obtain an extension, the Company is currently in discussions with Huntsman Corporation concerning an extension of the maturity date of the Capital Lease Agreement.

   As of June 30, 2002, Huntsman Corporation had borrowings of approximately $1.5 billion outstanding under its bank credit facilities. As collateral for its obligations under its bank credit facilities, Huntsman Corporation has pledged its 100% ownership interest in our Parent, and our Parent has pledged its 100% ownership interest in the Company. In addition, we and our Parent are guarantors of Huntsman Corporation's obligations under its bank credit facilities. We have granted security interests and liens on substantially all of our assets to secure our obligations under our guaranty to Huntsman Corporation's lenders, subject to certain limitations in effect until such time as all of the Senior Notes have been indefeasibly repaid, redeemed or repurchased in full. The guaranty provides that our maximum liability thereunder at any time will not exceed the amount permitted to exist at such time under the indenture governing the Senior Notes (the "Indenture"). At this time, because of the restrictions on incurring indebtedness and making investments contained in the Indenture, we do not have any liability under the guaranty.

   During 2001, Huntsman Corporation was not in compliance with certain financial covenants contained in its bank credit facilities. As a result, Huntsman Corporation entered into discussions with its bank lenders regarding a comprehensive restructuring of its debt. Effective as of December 20, 2001, Huntsman Corporation and its bank lenders entered into the Amendment Agreement. Under the Amendment Agreement, substantially all existing defaults and some future defaults were waived and the bank lenders agreed to forbear exercising certain rights and remedies during the Forbearance Period. The Forbearance Period has been extended until October 15, 2002. In addition, in connection with extending the Forbearance Period, Huntsman Corporation's bank lenders have agreed to postpone an amortization payment due under one of its bank credit facilities to October 15, 2002.

   Unless Huntsman Corporation's debt is restructured before October 15, 2002 or the Forbearance Period is further extended by the bank lenders, Huntsman Corporation's lenders could pursue certain remedies under the credit facilities, including accelerating the debt due, enforcing our guaranty and the guaranty of our Parent, foreclosing on the pledge of the equity of our Parent and the Company, and foreclosing on the security interests and liens on the assets securing our obligations under the guaranty to the extent we have any liability under the guaranty at the time of the foreclosure and subject to the limitations on the security interests and liens referred to above.

   The acceleration by Huntsman Corporation's lenders of the debt under Huntsman Corporation's credit facilities would cause an acceleration of our obligations under the Intercompany Loan Agreement. As a result, as of June 30, 2001, we reclassified the intercompany borrowings portion of affiliate debt as a current liability. We have granted security interests and liens on substantially all of our assets to secure our obligations under the Intercompany Loan Agreement, subject to certain limitations currently set forth in the Indenture. Acceleration of the debt under Huntsman Corporation's credit facilities and of our obligations under the Intercompany Loan Agreement would constitute an event of default under the Senior Notes, which could result in an acceleration of our obligations under the Senior Notes by the trustee or the holders of at least 25% in principal amount of the then outstanding Senior Notes.

   A foreclosure on the pledge of our equity or the equity of our Parent would constitute a "change of control" under the Indenture. If a "change of control" occurs, each holder of the Senior Notes would have the right to require our Company to purchase all or any part of the Senior Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under such circumstances, there can be no assurance that we would have sufficient funds to purchase all or part of the Senior Notes.

   Huntsman International Holdings LLC ("Huntsman International Holdings") and Huntsman International LLC ("Huntsman International") have not guaranteed or provided any other credit support to the obligations of Huntsman Corporation under its credit facilities or under the HC Subordinated Notes. Neither events of default under Huntsman Corporation's credit facilities or its Senior Subordinated Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of Huntsman International Holdings or Huntsman International or the senior secured credit facilities of Huntsman International, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"), pledged to secure the obligations of Huntsman Corporation under its credit facilities, would constitute a "change in control" under the senior secured credit facilities of Huntsman International and would give certain put rights to the holders of the high-yield notes of Huntsman International Holdings and Huntsman International

FINANCIAL RESTRUCTURING

   GOP and CPH have collectively purchased, in the aggregate, approximately 88% of the outstanding HC Subordinated Notes and Senior Notes. In June 2002, Huntsman Corporation reached agreements with GOP and CPH to restructure its debt.

   On July 15, 2002, Huntsman Corporation solicited the consent of its existing bank lenders seeking, among other things, their consent to a plan to restructure Huntsman Corporation's debt (the "Proposed Restructuring"), without the intervention of a bankruptcy court, that would involve the following:

   - Members of the Huntsman family who own equity interests in Huntsman Corporation and any of its subsidiaries, together with certain affiliated entities that own such equity interests, (collectively, the "Huntsman Family") would contribute all their equity interests in Huntsman Corporation and its subsidiaries to a new entity ("Huntsman Holdings") in exchange for equity interests in Huntsman Holdings.

   - As of June 30, 2002, GOP and CPH held, in the aggregate, $746 million principal and accrued interest of the HC Subordinated Notes and the Senior Notes, of which $155 million was of the Senior Notes. Subject to certain conditions, GOP and CPH have agreed to convert these notes, directly or indirectly, into shares of Huntsman Corporation. These notes would then be canceled. The Huntsman Corporation shares received would be exchanged directly or indirectly for equity interests in Huntsman Holdings.

   - Amendments to Huntsman Corporation's current bank credit facilities which would be comprised of the following:

      - a term loan facility maturing in 2007 which would be secured by a second lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries; and

      - a $275 million priority revolving credit facility maturing in 2006 (the "Priority Facility"). Subject to certain conditions, Deutsche Bank Securities Inc. and Deutsche Bank Trust Company Americas have agreed to underwrite the Priority Facility. The Priority Facility would replace Huntsman Corporation's existing $150 million supplemental accounts receivable facility (the "HC Supplemental Credit Agreement"), and fund certain payments at closing and would be available for general corporate purposes. The Priority Facility would be limited by a borrowing base consisting of eligible accounts receivable and world inventory and would have a first lien on substantially all the assets of Huntsman Corporation and its domestic restricted subsidiaries.

   - The reinstatement of the approximately $59 million in principal amount of HC Subordinated Notes and approximately $37 million in principal amount of Senior Notes not held by GOP and CPH. The non-payment of interest defaults on these notes would be cured by paying approximately $5 million of interest that has accrued on the Senior Notes to be reinstated since December 2001 and approximately $5 million of interest that has accrued on the HC Subordinated Notes to be reinstated since January 2002.

   - Pursuant to previously adopted amendments to the indentures governing the HC Subordinated Notes and the Senior Notes which will become effective upon completion of the Proposed Restructuring, most of the restrictive covenants in these indentures would be eliminated. This would permit, among other things, the following:

      - subsidiary of Huntsman Corporation to pledge all of the equity of Huntsman Specialty Chemicals Corporation ("Huntsman Specialty"), and enter into a senior secured guaranty in favor of Huntsman Corporation's bank lenders; Huntsman Specialty to pledge a 30% membership interest stake that it holds in Huntsman International Holdings LLC and enter into a senior secured guaranty in favor of the bank lenders.

      - our Company to guarantee, on a full senior secured basis, Huntsman Corporation's bank debt without the senior secured debt limitations formerly contained in the Indenture.

   The Proposed Restructuring has been designed to avoid a "change of control" under the indentures governing the HC Subordinated Notes or the Senior Notes.

   Huntsman Corporation is in the process of seeking the 100% Consent necessary to achieve the Proposed Restructuring on an out-of-court basis and is confident that it will obtain the 100% Consent from its bank lenders before October 15, 2002. However, there can be no assurance that Huntsman
Corporation will obtain the 100% Consent. In the event Huntsman Corporation does not obtain the 100%

Consent, it may seek to achieve the Proposed Restructuring by filing a prepackaged plan of reorganization (the "Plan") in a Chapter 11 proceeding under the United States Bankruptcy Code ("Chapter 11 Cases"). Pursuant to its agreement with GOP, Huntsman Corporation could be required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring and it has obtained irrevocable rates in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman Corporation believes that, as of August 14, 2002, it has obtained these votes.

   If the Proposed Restructuring is effected, Huntsman Corporation's bank credit facilities would be restructured as specified above. The key changes to the existing bank credit facilities would be as follows:

   - the existing loans would be continued as a $938 million Term Loan A and a $450 million Term Loan B, with the latter anticipated to be refinanced with a high-yield debt financing on a post-closing basis;

   -  the term loans would be extended to March 31, 2007;

   -  the amortization schedule would be modified;

   -  the interest rate would be increased;

   -  the financial covenants would be modified; and

   - the bank lenders would be granted additional credit support, including additional guaranties and collateral.

POTENTIAL DELAWARE CHANCERY COURT PROCEEDING

   In connection with the Proposed Restructuring, the shareholders of Huntsman Corporation may form a Delaware corporation ("Equity Holdings") to hold all the outstanding stock of Huntsman Corporation (and Huntsman Corporation may be converted into a limited liability company). Equity Holdings would then guarantee the HC Subordinated Notes held by GOP and CPH. Thereafter, for federal income tax planning reasons, Equity Holdings may commence a proceeding in the Delaware Court of Chancery under Section 102(b)(2) of the Delaware General Corporation Law. This action would seek the court's sanction of Equity Holdings' compromise of its guarantee obligations in the manner contemplated by certain agreements among Huntsman Corporation, GOP and CPH. There can be no assurance that Equity Holdings will undertake such a proceeding or that the court would grant Equity Holdings' application. If filed, such a proceeding in the Delaware Court of Chancery will not affect Huntsman Corporation's obligations to its creditors, other than GOP and CPH. Consummation of the Proposed Restructuring is not conditioned on the initiation of any such proceeding or upon the court granting any application in connection therewith.

LIQUIDITY

   We currently expect that cash generated by our business will provide us with sufficient liquidity to allow us to continue our operations for the near term. We anticipate that we will continue to fund our operations in this manner until Huntsman Corporation completes the Proposed Restructuring out-of-court or until it files the Chapter 11 Cases. Accordingly, we intend to meet our operating and capital needs in 2002 through a combination of:

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

   There can be no assurance that Huntsman Corporation will be able to successfully complete the Proposed Restructuring, whether in-court or out-of-court. If the Proposed Restructuring or a similar restructuring is not completed, there would be a material adverse effect on our liquidity.

CAPITAL EXPENDITURES

   Capital expenditures for the six months ended June 30, 2002 were $3.2 million, as compared to $6.7 million for the six months ended June 30, 2001. We expect to spend approximately $10 million during 2002 on capital projects.

ENVIRONMENTAL MATTERS

   GENERAL

   Our capital expenditures relating to environmental matters for the six months ended June 30, 2002 and 2001 were approximately $0.6 and $0.2 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $2.9 million. Generally, we expect to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. Nevertheless, capital expenditures relating to environmental matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. As a result, capital expenditures beyond those currently anticipated may be required under applicable environmental laws.

   The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, our production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on our plant operations, substantial fines and civil or criminal sanctions. Our operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on our business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, we could incur material costs to address and remediate the incident. In addition, following any such incident, we may incur higher costs to implement measures to prevent future incidents. Given the nature of our business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

   We have established financial reserves relating to environmental restoration and remediation programs, which we believe, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, we consider the viability of other parties). A total of $6.7 million has been accrued related to environmental matters as of June 30, 2002. We do not anticipate that any future costs, in excess of those that have been accrued, will be material to our results of operations or financial position as a result of compliance with current environmental laws and regulations.

   We carry pollution legal liability insurance to address many potential environmental liabilities from our operations. Such coverage is subject to customary terms, limits, exclusions and deductibles. We also carry pollution legal liability and closure and post-closure insurance on certain facilities at our Odessa, Texas facility, which are regulated by the Texas Natural Resources Conservation Commission (the "TNRCC"). This insurance satisfies the requirements of the TNRCC governing the operation of these facilities.

   POTENTIAL LIABILITIES

   We, along with many other companies, have been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), in connection with past disposal of waste at certain sites. We believe that our financial reserves are sufficient for our known requirements.

   By letter of April 24, 2002, from counsel for Agrium U.S. Inc., Nu-West Industries, Inc., and Nu-West Mining, Inc., we were put on notice of a potential contribution claim against our Company for site investigation, remediation and other costs and fees relating to closure of a former industrial site in Georgetown Canyon, Bear Lake County, Idaho. The potential claim allegedly arises out of the allegation that El Paso Natural Gas Products Company owned mining claims and lots at the site during the 1960s. The site was apparently known as the Idaho Phosphate Works. We have retained counsel and are evaluating the potential claim. Whether we have any liability for the costs and fees at issue is unclear. Moreover, what the potential magnitude of the investigative and remedial and related costs will be is unknown since we know of no comprehensive site investigation having been done to date. By letter of August 2, 2002, Agrium notified us that a proposed consent judgment has been proposed to Agrium by the Idaho Attorney General. Under that consent judgment, Agrium would have to perform a site investigation and remedial action relating to any contaminants found to be at actionable levels on the site.

   We were sued on December 6, 2001, by Lyondell Chemical Company and Atlantic Richfield Company in the United States District Court for the Eastern District of Texas, for contribution with regard to remediation expenses at the Turtle Bayou (Petro Chemical Systems, Inc.) superfund site in Liberty County, Texas. Based upon the facts known to us, we believe that our Company has one or more complete defenses to the suit and that even if the court rejects those defenses, the percentage contribution we would likely be required to pay would not be material to our financial condition. Nevertheless, the potential exists for significant liability in such a case because of joint and several liability.

   In December of 2000, the New Mexico Environmental Bureau's Oil Conservation Division ("OCD") gave notice that it is alleging that we may be a responsible party in the cleanup of an abandoned refinery located in Bloomfield, New Mexico. Although the site is contaminated and was evaluated in about 1990 under the state's superfund program and the federal superfund program, it was not pursued under either of those programs. The site was previously owned by El Paso Energy, El Paso Products and Kimbell and McNutt. We notified the OCD that we have never had an ownership interest in the site and do not believe that we acquired any liability relating to the site from its previous owners. In addition, the State of New Mexico contacted Rexene Corporation about the site in 1990, had notice of the Rexene bankruptcy in 1991-1992, made a claim against Rexene regarding another site, but did not make a claim in the bankruptcy proceeding regarding this site. Consequently, even if the OCD had a claim against Rexene at one time, the claim may have been extinguished by the bankruptcy. However, if a court ultimately finds that OCD does have an actionable claim, the potential exists for significant remediation liability.

   By letter dated January 28, 1999, the TNRCC notified us of allegations that our olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, we had given prior notice to the TNRCC of the start up and that excess emissions might result. The TNRCC investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. In addition, since January 1999, our Odessa facility experienced upsets on several occasions that led to flaring or excess emissions which the

TNRCC claims were in violation of state law. The TNRCC sought penalties for all alleged violations. On January 30, 2002, the claims asserted by the TNRCC were settled in an agreed order. In the order, we denied any liability, but agreed to a $140,000 penalty, $70,000 of which was paid to the State and $70,000 of which was paid to the City of Odessa to fund a supplemental environmental project.

   As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions have been filed. Three of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of our contractors and design engineers, one of whom has sought indemnity against us. The remaining filed cases involve a total of about 192 claimants. Although our counsel believes that we have strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

   As a result of a third-party environmental audit of our Odessa operations starting in November 2000, we voluntarily disclosed to the United States Environmental Protection Agency ("EPA") and the TNRCC certain potential violations of environmental law. EPA and the TNRCC have evaluated those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. EPA has proposed a civil penalty of about $8,500.

   As a result of an inspection of the Odessa facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice. A tentative settlement involving civil penalties in the amount of $475,000 for this case in addition to the $8,500 discussed in the preceding paragraph has been tentatively reached subject to final review by us and the negotiation of final settlement language acceptable to all parties.

CHANGES IN FINANCIAL CONDITION

Selected Cash Flow Information (in                 June 30, 2002            December 31, 2001         Difference
   thousands)                                      -------------            -----------------         ----------
Cash and cash equivalents                            $        -                $        -             $       -
Accounts and notes receivable, net                        6,437                     7,778                (1,341)
Accounts and advances receivable -Affiliates             30,605                    25,572                 5,033
Inventories                                              40,081                    53,089               (13,008)
Other current assets                                        405                     3,822                (3,417)
Deferred income taxes                                     9,047                     8,845                   202
                                                     ----------                ----------             ---------
   Total current assets                                  86,575                    99,106               (12,531)

Accounts payable                                     $   16,891                $   36,740             $ (19,849)
Accounts payable-Affiliates                               8,010                     7,652                   358
Accrued liabilities                                      41,355                    36,198                 5,157
Current portion of long-term debt                       174,882                   174,882                     -
Advance from affiliate                                   12,332                     6,070                 6,262
Current portion of long-term debt-Affiliate             338,191                   346,990                (8,799)
                                                     ----------                ----------             ---------
   Total current liabilities                            591,661                   608,532               (16,871)

Working capital                                      $ (505,086)               $ (509,426)            $   4,340

Affiliate borrowings                                 $        -                $        -             $       -
Other - 11 3/4% Senior Notes due 2004                         -                         -                     -
                                                     ----------                ----------             ---------
   Total long-term debt                              $        -                $        -             $       -

   At June 30, 2002, our net working capital position was a negative $505.1 million, as compared to a negative $509.4 million at December 31, 2001, resulting in an increase of $4.3 million. The $4.3 million increase is primarily the result of positive operating cash flow in the second quarter of 2002. The primary reason for the negative working capital reflected above is the Company's long-term debt of $525.4 and $527.9 million as of June 30, 2002 and December 31, 2001, respectively, being reclassified as current for the reasons discussed in "-Liquidity and Capital Resources-Debt" above.

   We generally maintain a daily cash balance of approximately zero because of our participation in a consolidated Huntsman Corporation cash management system wherein Huntsman Corporation's domestic subsidiaries' daily cash surpluses and deficits are generally swept to Huntsman Corporation. In the past, we have used the Intercompany Loan Agreement as our primary source of financing. However, as noted in "-Liquidity and Capital Resources-Debt" above, pursuant to the Amendment Agreement and the HC Supplemental Credit Agreement, there are limitations that will prevent us from obtaining additional equity investments from Huntsman Corporation and will limit our ability to obtain other financing under the Intercompany Loan Agreement.

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

   - Our financial condition, and the current financial condition of Huntsman Corporation, create a number of serious risks and uncertainties for our business, and the failure by Huntsman Corporation to complete the Proposed Restructuring would likely have material adverse effects on our business.

   - Our failure to pay interest on our Senior Notes within 30 days of the December 1, 2001 and June 1, 2002 constituted an event of default under the Senior Notes and could result in an acceleration of the obligations thereunder.

   - Our financial circumstances, including without limitation the issues noted under "-Changes in Financial Condition" above and the receipt of our independent auditor's "going concern" qualification in the audit opinion on our Consolidated Financial Statements for the year ended December 31, 2001 may have an adverse effect on our business.

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

RECENT FINANCIAL ACCOUNTING STANDARDS

   In August 2001, FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS No. 143, the Company will adopt this new accounting standard on January 1, 2003. The Company is currently evaluating the effects of adopting this pronouncement.

   In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required effective January 1, 2003. We have not yet completed our evaluation of the impact of adopting this statement.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. The Company's remaining Senior Notes bear interest at fixed rates.

   The Company's exposure to foreign currency market risk is minimal because sales prices for the Company's products are typically denominated in U. S. dollars.

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

   The following table summarizes the Company's fixed and variable rate debt obligations by contractual maturity date as of June 30, 2002:

Debt (Dollars in Thousands)                   2002           2004          Thereafter         Total      Fair Value
---------------------------                 --------       --------        ----------        -------     ----------
Fixed Rate.............................           -        174,882                 -         174,882       108,427
     Average interest rate.............           -          11.75%                -           11.75%            -
Variable Rate..........................      69,985              -           280,538         350,523       350,523
     Average interest rate (Prime rate
       plus 0.5% to 2.0%)..............        5.50%             -              6.00%           5.90%            -

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On June 14, 2002, GOP, which at that time held 78.9% of the outstanding Senior Notes, consented to, and our Company and HSBC Bank USA, as trustee, entered into, an Amended and Restated Indenture, dated as of June 14, 2002, which will eliminate substantially all the restrictive covenants set forth in the Indenture governing the Senior Notes upon completion of the Proposed Restructuring.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   In the fourth quarter of 2001, we did not make the December 1, 2001 interest payment due on our Senior Notes. During the second quarter of 2002, we did not make the June 1, 2002 interest payment due on our Senior Notes. Our failure to make these scheduled interest payments within 30 days of the due date constitutes an event of default under the Senior Notes. Our next scheduled interest payment on the Senior Notes is due December 1, 2002. The payment of interest on the Senior Notes would result in a termination of the Forbearance Period under the Amendment Agreement; therefore it is unlikely that we will make the upcoming interest payments on our Senior Notes. See "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt" and "-Financial Restructuring." As of the date of this report, the total amount of interest in arrears on the Senior Notes is $23.1 million. The total outstanding principal amount of the Senior Notes is $174.9 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the second quarter 2002, the Company solicited the consent of GOP, which at that time held, and currently holds, 78% of the outstanding Senior Notes, and, on June 14, 2002, GOP consented to an Amended and Restated Indenture, dated as of June 14, 2002, which will eliminate substantially all the restrictive covenants set forth in the Indenture governing the Senior Notes upon completion of the Proposed Restructuring.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1 Amended and Restated Indenture between Huntsman Polymers Corporation (formerly Rexene Corporation) and the trustee named therein, dated as of June 14, 2002 (filed as Exhibit 10.1 to the Company's report filed on Form 8-K on June 17, 2002 and incorporated herein by reference)

        10.2 Term Sheet Agreement, dated June 14, 2002 (filed as Exhibit 10.2 to the Company's report filed on Form 8-K on June 17, 2002 and incorporated herein by reference)

        99.1  Certification of Chief Executive Officer

        99.2  Certification of Chief Financial Officer

   (b)  Reports Submitted on Form 8-K:

        We filed a report on Form 8-K on June 17, 2002 to report that we did not make the June 1, 2002 interest payment on our Senior Notes and that we had obtained the consent of the largest holder of the Senior Notes to amend and restate Indenture governing the Senior Notes.

        We filed a report on Form 8-K on July 2, 2002 to report that, on June 28, 2002, Huntsman Corporation's bank lenders had agreed to extend the Forbearance Period until August 15, 2002. We also reported that the Amendment Agreement contained a condition that would cause the Forbearance Period to terminate if Huntsman Corporation makes any interest payments on the HC Subordinated Notes or if the Company makes any interest payments on its outstanding Senior Notes. We further reported that Huntsman Corporation was then in discussions with its lenders concerning an amendment and restatement of its bank credit facilities.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HUNTSMAN POLYMERS CORPORATION


                                    /s/ J. Kimo Esplin
                                    -------------------------------------
                                    J. KIMO ESPLIN
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Authorized Signatory and Principal
                                    Financial and Accounting Officer)


Date:  August 14, 2002

                                Exhibit Index


        10.1 Amended and Restated Indenture between Huntsman Polymers Corporation (formerly Rexene Corporation) and the trustee named therein, dated as of June 14, 2002 (filed as Exhibit 10.1 to the Company's report filed on Form 8-K on June 17, 2002 and incorporated herein by reference)

        10.2 Term Sheet Agreement, dated June 14, 2002 (filed as Exhibit 10.2 to the Company's report filed on Form 8-K on June 17, 2002 and incorporated herein by reference)

        99.1  Certification of Chief Executive Officer

        99.2  Certification of Chief Financial Officer