Form 10-Q/A
period 2002-06-30
HUNTSMAN POLYMERS CORP
filed 2002-08-15
CIK 829218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q/A

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

                                 EXPLANATORY NOTE

This amended and restated report on Form 10Q/A is being filed to make certain conforming changes in the notes to the financial statements included herein to conform to the disclosure in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report, which changes were inadvertently omitted.

                          HUNTSMAN POLYMERS CORPORATION
                      FORM 10-Q/A FOR THE QUARTERLY PERIOD
                             ENDED JUNE 30, 2002

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

   Huntsman Corporation is in the process of seeking the consent of all of its bank lenders (the "100% consent") which is necessary to achieve the Proposed Restructuring on an out-of-court basis and is confident that it will obtain the 100% Consent from its bank lenders before October 15, 2002. However, there can be no assurance that Huntsman Corporation will obtain the 100% Consent. In the event Huntsman Corporation does not obtain the 100% Consent, it may seek to achieve the Proposed Restructuring by filing a prepackaged plan of reorganization (the "Plan") in a Chapter 11 proceeding under the United States Bankruptcy Code ("Chapter 11 Cases"). Pursuant to its agreement with GOP, Huntsman Corporation could be required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman Corporation believes that, as of August 14, 2002, it has obtained these votes.

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

    Huntsman Corporation is in the process of seeking to complete the proposed restructuring described in "--Liquidity and Capital Resources-- Financial Restructuring" below on an out-of-court basis before October 15, 2002. This will require the consent of all Huntsman Corporation's bank lenders (the "100% Consent"). Huntsman Corporation has received significant support from its bank lenders for the out-of-court restructuring. Huntsman Corporation is confident that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the proposed restructuring on an out-of-court basis. If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the proposed restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code. Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to seek confirmation of a prepackaged plan of reorganization on or before October 15, 2002 should it not obtain the 100% Consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed.

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

   Huntsman Corporation is in the process of seeking to complete the proposed restructuring described in "-Liquidity and Capital Resources-Financial Restructuring" below on an out-of-court basis before October 15, 2002. This will require the consent of all Huntsman Corporation's bank lenders (the "100% Consent"). Huntsman Corporation has received significant support from its bank lenders for the out-of-court restructuring. Huntsman Corporation is confident that it will complete the restructuring on an out-of-court basis but there can be no assurance that Huntsman Corporation will obtain the 100% Consent and be able to complete the proposed restructuring on an out-of-court basis. If Huntsman Corporation is unable to secure the 100% Consent, Huntsman Corporation may seek to achieve the proposed restructuring by filing a prepackaged plan of reorganization in a Chapter 11 proceeding under the United States Bankruptcy Code. Huntsman Corporation must satisfy certain statutory requirements in order for its prepackaged plan of reorganization to be confirmed. Huntsman Corporation believes that, as of August 14, 2002, it has sufficient votes from its bank lenders to seek confirmation of a prepackaged plan of reorganization on or before October 15, 2002 should it not obtain the 100% Consent. However, there can be no assurance that the prepackaged plan of reorganization would be confirmed.

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

Consent, it may seek to achieve the Proposed Restructuring by filing a prepackaged plan of reorganization (the "Plan") in a Chapter 11 proceeding under the United States Bankruptcy Code ("Chapter 11 Cases"). Pursuant to its agreement with GOP, Huntsman Corporation could be required to file Chapter 11 Cases on or after October 15, 2002 if it has not received the 100% Consent to the Proposed Restructuring and it has obtained irrevocable votes in favor of the prepackaged plan of reorganization from at least two-thirds in principal amount and a majority of its bank lenders. Huntsman Corporation believes that, as of August 14, 2002, it has obtained these votes.

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date:  August 15, 2002

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