Form 10-Q
period 2002-09-30
HUNTSMAN POLYMERS CORP
filed 2002-11-14
CIK 829218

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9988

HUNTSMAN POLYMERS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2104131 (I.R.S. Employer Identification No.)
500 Huntsman Way Salt Lake City, Utah 84108 (801) 584-5700 (Address of principal executive offices and telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        On November 13, 2002, 1,000 shares of the Common Stock, par value $0.01 per share, of Huntsman Polymers Corporation were outstanding. As of such date, all such shares were held by Huntsman Polymers Holding Corporation, an affiliate of Huntsman Polymers Corporation. There is no established trading market for the shares of Huntsman Polymers Corporation.

HUNTSMAN POLYMERS CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2002

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Some of those risks and uncertainties are discussed below in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntsman Polymers Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts and notes receivable, net	5,413	7,778
Accounts and advances receivable—Affiliates	30,915	25,572
Inventories	48,242	53,089
Other current assets	10,754	3,822
Deferred income taxes	9,117	8,845

Total Current Assets	104,441	99,106
Properties, plant and equipment, net	359,680	374,475
Intangible assets, net	5,577	6,166
Other noncurrent assets	23,387	27,664

Total Assets	$493,085	$507,411

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$28,109	$36,740
Accounts payable—Affiliates	5,717	7,652
Accrued liabilities	14,266	36,198
Current portion of long-term debt	—	174,882
Advance from affiliate	—	6,070
Current portion of long-term debt—Affiliates	—	346,990

Total Current Liabilities	48,092	608,532
Long-term debt:
Affiliates	364,340	—
Other	36,802	—
Deferred income taxes	9,117	8,845
Other noncurrent liabilities	30,837	29,976

Total Liabilities	489,188	647,353

Stockholder's Equity (Deficit):
Common Stock, par value $0.01 per share; 1 million shares authorized and 1,000 shares issued and outstanding in 2002 and 2001	—	—
Additional paid-in capital	719,473	559,500
Retained deficit	(715,576)	(699,442)

Total Stockholder's Equity (Deficit)	3,897	(139,942)

Total Liabilities and Stockholder's Equity (Deficit)	$493,085	$507,411

See accompanying notes to consolidated financial statements

Huntsman Polymers Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues:
Trade sales and services	$18,512	$21,184	$48,282	$103,999
Affiliate sales	83,193	89,307	273,392	276,556

Total Revenues	101,705	110,491	321,674	380,555
Cost of Goods Sold	(95,918)	(131,236)	(295,426)	(444,204)

Gross Profit (Loss)	5,787	(20,745)	26,248	(63,649)
Selling, General and Administrative	(5,874)	(5,427)	(15,408)	(19,607)
Plant Closing / Restructuring Costs	5,386	(110,200)	5,386	(140,047)

Operating Income (Loss)	5,299	(136,372)	16,226	(223,303)
Interest expense, net:
Affiliate interest	(4,877)	(7,840)	(14,701)	(20,919)
Other interest	(5,931)	(5,273)	(17,659)	(15,798)
Other income (expense)	—	29	—	(147)

Net Loss Before Income Taxes	(5,509)	(149,456)	(16,134)	(260,167)
Income tax benefit	—	43,954	—	85,364

Net Loss	$(5,509)	$(105,502)	$(16,134)	$(174,803)

See accompanying notes to consolidated financial statements

Huntsman Polymers Corporation and Subsidiaries

Consolidated Statements of Stockholder's Equity (Deficit)

(Unaudited)

(Dollars and Shares in Thousands)

	Common Stock
			Paid-in Capital	Retained Deficit
	Shares	Amount			Total
Balance, January 1, 2002	1	$—	$559,500	$(699,442)	(139,942)
Net Loss	—	—	—	(16,134)	(16,134)
Additional Paid-in Capital	—	—	159,973	—	159,973

Balance, September 30, 2002	1	$—	$719,473	$(715,576)	$3,897

See accompanying notes to consolidated financial statements

Huntsman Polymers Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Operating Activities
Net loss	$(16,134)	$(174,803)
Reconciliation to net cash used in operations:
Depreciation and amortization	21,057	53,995
Deferred income taxes	—	(86,023)
Amortization of debt issuance costs	652	651
Retirement of fixed assets	—	77,811
Non-cash charges to inventory and other assets	(635)	5,067
Impairment of goodwill	—	33,788
Changes in operating working capital:
Receivables	(2,978)	34,382
Inventories	4,847	17,192
Other current assets	(7,900)	(1,049)
Accounts payable	(10,566)	(44,386)
Other current liabilities	1,564	9,631
Deferred charges and other noncurrent assets	3,625	1,161
Deferred credits and other noncurrent liabilities	861	653

Net Cash Used in Operations	$(5,607)	$(71,930)
Investing Activities
Proceeds from sale of property	—	577
Capital expenditures	(5,673)	(8,563)

Net Cash Used in Investing Activities	(5,673)	(7,986)
Financing Activities
Intercompany borrowing from parent	11,280	48,916
Proceeds of capital contribution by parent	—	31,000

Net Cash Provided by Financing Activities	11,280	79,916
Increase (Decrease) in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$—	$—
Supplemental Cash Flow Information
Cash paid for interest	$4,690	$10,725
Cash paid (refunded) for income taxes	$—	$—
Supplemental Schedule of Noncash Financing Activities

On September 30, 2002, the Company received a noncash capital contribution from its parent, Huntsman Polymers Holdings Corporation, of $159,973 in exchange for Senior Notes of $138,080, unpaid accrued interest of $22,861, and deferred debt issuance costs of $968.

See accompanying notes to consolidated financial statements

HUNTSMAN POLYMERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    GENERAL

  Description of Business

        Huntsman Polymers Corporation and its subsidiaries (collectively, the "Company") manufacture products used in a wide variety of industrial and consumer-related applications. The Company's principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO") and ethylene (primarily for internal use).

        The Company is a wholly-owned subsidiary of Huntsman Polymers Holding Corporation ("Parent" or "HPHC"). Huntsman Company LLC, a Utah limited liability company ("Huntsman Company"), owns all the stock of HPHC. Prior to its conversion into a Utah limited liability company on September 9, 2002, Huntsman Company, then named Huntsman Corporation, was a Utah corporation.

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

  Carrying Value of Long-term Assets

        The Company evaluates the carrying value of long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. For more information, see "Note 9—Restructuring Costs and Impairment Charges."

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

  Recent Financial Accounting Standards

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. With the adoption of SFAS No. 142, the Company reassessed the useful lives of all acquired intangible assets. Based on the assessment, no adjustments were made to the amortization period of intangible assets. As discussed below in "Note 9—Restructuring Costs and Impairment Charges," the Company recorded an impairment charge in 2001 which reduced recorded goodwill to zero. As a result, the adoption of SFAS No. 142 had no impact on the Company's financial statements. The pro forma effect on net loss, assuming the change in this accounting principle was applied retroactively to January 1, 2001, would not be significant.

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

3.    INVENTORIES

        Inventories consist of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$11,598	$9,007
Work in progress	5,222	5,790
Finished goods	31,422	38,292

Total	$48,242	$53,089

4.    PROPERTY, PLANT AND EQUIPMENT

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Land	$1,008	$1,008
Buildings	98,898	98,791
Plant and equipment	491,776	502,871
Construction in progress	3,471	2,937

	595,153	605,607
Less accumulated depreciation	(235,473)	(231,132)

Property, plant and equipment, net	$359,680	$374,475

5.    INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization, are (dollars in thousands):

	September 30, 2002	December 31, 2001
Technology licenses	$8,115	$8,115
Less accumulated amortization	(2,538)	(1,949)

Intangible assets, net	$5,577	$6,166

        In the third quarter of 2001, goodwill was written off as part of plant closing and restructuring costs. For additional information, see "Note 9—Restructuring Costs and Impairment Charges" below.

        Estimated future annualized amortization expense for intangible assets through December 31, 2006 is as follows (dollars in millions):

2002 through 2004	$0.8
2005 through 2006	$0.7

6.    LONG-TERM DEBT

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Affiliates:
Intercompany borrowings	$364,340	$279,055
Advance from affiliates	—	6,070
Capital lease—affiliates	—	67,935

Total affiliates	364,340	353,060
Less: Current portion	—	(353,060)

Total long-term debt—affiliates	364,340	—
Other—11 3/4% Senior Notes due 2004	36,802	174,882
Less: Current portion	—	(174,882)

Total long-term debt—other	36,802	—

Total	$401,142	$—

  Intercompany Borrowing

        As of September 30, 2002, the Company owed $364.3 million under the Intercompany Loan Agreement that it maintains with Huntsman Group Holdings Finance Corporation ("HGHFC"), a subsidiary of Huntsman Company. The intercompany loans accrue interest at the prime rate (4.75% at September 30, 2002) plus a margin of 0.75% and are payable upon demand. The Intercompany Loan Agreement is the Company's principal source of financing, and the intercompany loans are secured by a lien on substantially all the Company's assets.

  Senior Notes

        The Company's 11 3/4% Senior Notes due 2004 ("Senior Notes") are unsecured senior obligations of the Company and are effectively junior in right of payment to all existing and future secured indebtedness. The Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company. Interest is payable on the Senior Notes semiannually on June 1 and December 1 at an annual interest rate of 11 3/4%. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes.

        Prior to September 30, 2002, $174.9 million in principal amount of the Senior Notes were outstanding. On September 30, 2002, MatlinPatterson Global Opportunities Partners, L.P. (formerly known as CSFB Global Opportunities Partners, L.P.) ("GOP"), and Consolidated Press Holdings Limited ("CPH") held, in the aggregate, $138.1 million in principal amount of the Senior Notes. On September 30, 2002, pursuant to an Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002, the Senior Notes held by GOP and CPH were exchanged for equity in a newly established holding company ("Huntsman Holdings"). Huntsman Holdings then contributed these Senior Notes to the capital of the Company, through HPHC, and such Senior Notes were subsequently canceled. Accordingly, at present, $36.8 million in principal amount of the Senior Notes remain outstanding.

        In addition, prior to September 30, 2002, the Indenture governing the Senior Notes contained certain covenants that, among other things, limited the ability of the Company to incur additional indebtedness and to repurchase subordinated indebtedness, incur or suffer to exist certain liens, pay dividends, make certain investments, sell significant fixed assets and engage in mergers and consolidations. As discussed below in "Management's Discussion and Analysis—Liquidity and Capital

Resources—Financial Restructuring," concurrent with the closing of the Restructuring, previously executed amendments to the Indenture became effective and virtually all the restrictive covenants contained in the Indenture were eliminated.

        On December 1, 2001 and June 1, 2002, the Company failed to make interest payments on the Senior Notes. However, the Company reinstated its outstanding Senior Notes, totaling $36.8 million in principal amount, by delivering to HSBC Bank USA, the trustee of the Senior Notes, payment in full of outstanding interest due of approximately $4.7 million on such Senior Notes (comprised of the December 1, 2001 and June 1, 2002 interest payments plus the default interest on such overdue payments through October 22, 2002, the special payment date established for payment of this interest). The special record date established for payment of the interest was October 15, 2002.

  Capital Lease

        On March 8, 1997, the Company entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of the Company's flexible polyolefins ("FPO") facility at Odessa, Texas. On August 27, 1997, the Capital Lease Agreement was amended and Estherwood Corporation assigned all its rights under the agreement to HGHFC. On December 12, 2001, HGHFC assigned all of its rights under the Capital Lease Agreement to Huntsman Company.

        On September 30, 2002, the maturity date of the Capital Lease Agreement, the Company repaid the lease amount plus accrued interest, totaling $71.0 million, to Huntsman Company. The Company satisfied this obligation through borrowings under the Intercompany Loan Agreement. Also on the maturity date of the Capital Lease Agreement, the Company exercised its option to purchase the FPO facility from Huntsman Company for $1.

7.    COMMITMENTS AND CONTINGENCIES

        The Company has various purchase commitments for materials and supplies entered into in the ordinary course of business. These agreements extend from 2 to 6 years and the purchase price is generally based on market prices.

        On August 30, 2001, following arbitration and court proceedings and mediation, the Company settled a dispute with S&B Engineers and Constructors, Ltd. ("S&B") for a total amount of $22.1 million. Under the terms of the settlement agreement, the Company paid S&B $10.0 million on September 14, 2001. In accordance with agreements with its lenders, Huntsman Company paid S&B $6.1 million on December 31, 2001, taking a partial assignment of the mechanics' lien securing the Company's obligations to S&B. On April 2, 2002, Huntsman Company paid S&B $6.2 million, the remaining portion under the settlement agreement including interest, and at that time took a complete assignment of the mechanic's lien. The Company owed Huntsman Company $12.3 million (plus accrued interest) with respect to this matter, which was secured by the mechanics' lien that covered the Company's polypropylene facility. On September 30, 2002, the Company repaid this obligation (including accrued interest) to Huntsman Company. The Company satisfied this obligation through borrowings under the Intercompany Loan Agreement.

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

8.    ENVIRONMENTAL AND HEALTH MATTERS

  General

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. The Company is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, the Company is subject continually to environmental inspections and monitoring by governmental enforcement authorities. The Company may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in its operations for actual or alleged violations arising under any environmental laws. In addition, production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on plant operations, substantial fines and civil or criminal sanctions. The Company's operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on the Company's business. From time to time, operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, the Company could incur material costs to address and remediate the incident. In addition, following any such incident, the Company may incur higher costs to implement measures to prevent future incidents. Given the nature of the Company's business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on the Company's operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

        The Company has established financial reserves relating to environmental restoration and remediation programs, which the Company believes are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, the Company considers the viability of other parties). A total of $6.8 million has been accrued related to environmental matters as of September 30, 2002. The Company does not anticipate that any future costs, in excess of those that have been accrued by the Company, will be material to results of operations or financial position as a result of compliance with current environmental laws and regulations.

        The Company may also incur future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. Environmental capital spending is estimated at $2.6 million for 2002. Generally, the Company expects to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. However, the Company cannot ensure that material capital expenditures beyond those currently anticipated will not be required under environmental laws.

        The Company carries pollution legal liability insurance to address many potential environmental liabilities from its operations. Such coverage is subject to customary terms, limits, exclusions and deductibles. The Company also carries pollution legal liability and closure and post-closure insurance on certain facilities at its Odessa, Texas facility, which are regulated by the Texas Commission on Environmental Quality (the "TCEQ," formerly named the Texas Natural Resource Conservation Commission or TNRCC). This insurance satisfies the requirements of the TCEQ governing the operation of these facilities.

  CERCLA Matters

        The Company, along with many other companies, has been named as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), in connection with past disposal of waste at certain sites. The Company believes that its financial reserves are sufficient for its known requirements.

  TCEQ Flare Investigation

        By letter dated January 28, 1999, the TCEQ notified the Company of allegations that the Company's olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, the Company had given prior notice to the TCEQ of the start up and that excess emissions might result. The TCEQ investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. In addition, since January 1999, the Company's Odessa facility experienced upsets on several occasions that led to flaring or excess emissions which the TCEQ claims were in violation of state law. The TCEQ sought penalties for all alleged violations. On January 30, 2002, the claims asserted by the TCEQ were settled in an agreed order. In the order, the Company denied any liability, but agreed to a $140,000 penalty, $70,000 of which was paid to the State and $70,000 of which was paid to the City of Odessa to fund a supplemental environmental project.

        As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions have been filed. Four of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of the Company's contractors and design engineers, one of whom has sought indemnity against the Company. The only other remaining filed case involves a total of approximately 187 claimants. Although counsel to the Company believes that it has strong defenses to the remaining suit, it is too early to predict the outcome of such litigation.

  Additional Environmental Issues

        As a result of a third-party environmental audit of the Company's Odessa operations starting in November 2000, the Company voluntarily disclosed to the United States Environmental Protection Agency ("EPA") and the TCEQ certain potential violations of environmental law. EPA and the TCEQ have evaluated those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. TCEQ has indicated to the Company that it has closed its file on the disclosures without imposing a penalty. The Company has not heard finally from the EPA, although the Company does not anticipate that EPA will seek to impose a significant penalty.

        As a result of an inspection of the Odessa facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice. A tentative settlement involving civil penalties in the amount of $475,000 for this case has been tentatively reached subject to final review by the Company and the negotiation of final settlement language acceptable to all parties.

  Asbestos Claims

        The Company has been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. The Company currently has eighteen asbestos exposure cases pending against it. Among all the plaintiffs in those cases, 65 have, through the discovery process, claimed exposure to asbestos at the Company's facilities. Among the cases currently filed, the Company is aware of two claims of mesothelioma, one claim of colon cancer and one claim of melanoma. The rest of the claims that the Company is aware of are for asbestosis. The Company does not have sufficient information at the present time to estimate any liability in these cases. Although the Company cannot provide specific assurances, based on the Company's understanding of similar cases, management believes that the Company's ultimate liability in these eighteen cases will not be material to the Company's financial position or results of operations.

9.    RESTRUCTURING COSTS AND IMPAIRMENT CHARGES

        The Company incurred restructuring costs and impairment charges of $525.4 million during the second, third and fourth quarters of 2001. The restructuring costs were recorded in two phases.

  •
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

  •
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

During this time, Huntsman Company engaged a financial advisor and investment banker to assist it and its domestic, restricted subsidiaries in identifying and exploring strategic alternatives, including developing out-of-court or court-sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to the Company's management which indicated an impairment of the Company's assets. As a result, in the fourth quarter of 2001, the Company assessed certain fixed assets for impairment as required under SFAS No. 121.

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

        During 2002, management received additional information regarding remaining restructuring obligations. In light of this additional information, in the third quarter of 2002, management determined that it was appropriate to reduce the reserve balance by $5.4 million. This reduction is shown in the summary table below as part of the column titled "2002 Revision to Charge."

        A summary of the combined Phase I and II costs follows (dollars in thousands):

	2001 Total Charge	2002 Revision To Charge	Total Revised Restructuring Charge	Total Non-cash Charges	Total Cash Payments	Restructuring Liabilities September 30, 2002
Work force reduction	$11,038	$(3,055)	$7,983	$—	$7,983	$—
Styrene unit decommissioning/ demolition	2,601	895	3,496	—	1,064	2,432
Polypropylene Line 1 decommissioning	200	632	832	—	545	287
Non-cancelable lease costs	5,348	(3,223)	2,125	—	1,475	650
Property and equipment	463,038	—	463,038	463,038	—	—
Goodwill	33,788	—	33,788	33,788	—	—
Provision for unusable supply inventory	8,565	(635)	7,930	5,067	2,863	—
Other charges	823	—	823	—	823	—

Total restructuring costs	$525,401	$(5,386)	$520,015	$501,893	$14,753	$3,369

        Cash expenditures relating to workforce reductions and plant decommissioning are substantially completed. Cash outlays related to non-cancelable railcar leases will be completed by 2008. The Company estimates that it has realized pretax savings in operating expenses of approximately $34 million from its cost reduction efforts.

10.  RECENT EVENTS

  Reinstatement of Senior Notes

        On September 30, 2002, concurrent with the closing of the restructuring discussed below, GOP and CPH exchanged the $138.1 million in principal amount of the Senior Notes they held into equity in

Huntsman Holdings. Accordingly, there are currently outstanding $36.8 million in principal amount of the Senior Notes. The Company has reinstated the outstanding Senior Notes by delivering to HSBC Bank USA, the trustee of the Senior Notes, payment in full of outstanding interest due of approximately $4.7 million on the Senior Notes (comprised of the December 1, 2001 and June 1, 2002 interest payments plus the default interest on such overdue payments through October 22, 2002, the special payment date established for payment of this interest). The special record date established for payment of such amounts was October 15, 2002. Huntsman Company also reinstated its outstanding HC Notes, totaling approximately $59 million in principal amount, by paying approximately $5.4 million of interest that had accrued on the HC Notes to be reinstated since January 2002.

  Restructuring of Huntsman Company and the Company

        On September 30, 2002, Huntsman Company and the Company completed debt for equity exchanges (the "Restructuring") pursuant to an Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002. Huntsman Company obtained the required consent of all its bank lenders to complete the Restructuring on an out-of-court basis. The Restructuring involved the following:

  •
  Equity Interest in Huntsman Holdings

  •
  Members of the Huntsman family who owned, directly or indirectly, equity interests in Huntsman Company and any of its subsidiaries, together with certain affiliated entities that owned such equity interests (collectively, the "Huntsman Family"), contributed all their equity interests in Huntsman Company and its subsidiaries, along with their rights to acquire minority interests in certain Australian subsidiaries, to a newly established holding company ("Huntsman Holdings"), in exchange for equity interests in Huntsman Holdings. Huntsman Holdings now indirectly owns all the equity of Huntsman Company and certain debt securities of Huntsman International Holdings LLC. The Huntsman Family continues to have operational and board control of Huntsman Company, the Company and Huntsman International Holdings.

  •
  GOP and CPH exchanged, in the aggregate, approximately $763 million principal and accrued interest of the Senior Notes and the HC Notes for equity interests in Huntsman Holdings.

  •
  Senior Notes and HC Notes

  •
  As noted above, the Company has reinstated the $36.8 million in outstanding principal amount of the Senior Notes and Huntsman Company has reinstated approximately $59 million in outstanding principal amount of the HC Notes.

  •
  Pursuant to previously adopted amendments to the indentures governing the Senior Notes and the HC Notes, which became effective upon completion of the Restructuring, most of the restrictive covenants in these indentures have been eliminated.

  •
  Huntsman Company's Bank Credit Agreements.  Huntsman Company and its bank lenders entered into new and amended credit agreements as follows:

  •
  A new $275 million revolving credit facility maturing in 2006 that is secured by a first lien on substantially all of Huntsman Company's assets and those of its domestic restricted subsidiaries, including the Company. The revolving credit agreement replaces Huntsman Company's prior $150 million supplemental accounts receivable agreement, is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes.

    •
    A term loan agreement providing facilities of $938 million and $450 million maturing in 2007 which are secured by a second lien on substantially the same assets which secure the revolving credit agreement.

        As a result of the Restructuring, Huntsman Company has eliminated approximately $763 million of consolidated debt claims, including approximately $161 million of debt claims on the Senior Notes, and has reduced consolidated annual interest expense on such consolidated debt claims by approximately $63 million, including approximately $16 million of annual interest expense with respect to the Senior Notes.

  Withdrawal of Senior Notes from Listing and Registration on the NYSE

        At present, the Senior Notes are listed for trading on the New York Stock Exchange (the "NYSE"). Because most of the trading in the Senior Notes occurs in over-the-counter markets, on November 6, 2002, the Company filed an application with the Securities and Exchange Commission and the NYSE to withdraw the Senior Notes from listing and registration on the NYSE. The Company expects the Senior Notes to be delisted effective in early December, 2002. Thereafter, trading in the Senior Notes will no longer occur on the NYSE, but trading will continue in the over-the-counter bond markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Huntsman Polymers Corporation and its subsidiaries (collectively, the "Company," "our," "us" or "we") manufacture chemical products used in a wide variety of industrial and consumer-related applications. Our principal products are polyethylene (including low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE")), polypropylene, amorphous polyalphaolefin ("APAO") and ethylene (primarily for internal use).

        Our Company is a wholly-owned subsidiary of Huntsman Polymers Holding Corporation ("Parent" or "HPHC"). Huntsman Company LLC, a Utah limited liability company ("Huntsman Company"), owns all the stock of HPHC. Prior to its conversion into a Utah limited liability company on September 9, 2002, Huntsman Company, then named Huntsman Corporation, was a Utah corporation.

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

        Our sales of polyethylene, polypropylene and APAO are made to Huntsman Company. These products are sold at market prices with payment terms of net 30 days from the end of the month. We expect that during the fourth quarter of 2002, we will terminate this arrangement with Huntsman Company and sell directly to customers. This change is expected to increase our payment terms from approximately 30 days to an average of more than 45 days for such receivables.

        The principal raw materials that we purchase for the polyethylene, polypropylene and APAO businesses consist of ethane and propane extracted from natural gas liquids and propylene (all of which are referred to as "feedstocks"). We believe that the feedstock supplies available in Odessa, Texas are currently adequate for our requirements.

Recent Events

Reinstatement of Senior Notes

        On September 30, 2002, concurrent with the closing of the Restructuring, MatlinPatterson Global Opportunities Partners, L.P. (formerly known as CSFB Global Opportunities Partners, L.P.) ("GOP") and Consolidated Press Holdings Limited ("CPH") exchanged the $138.1 million in principal amount of our 11 3/4% Senior Notes due 2004 ("Senior Notes") they held into equity in Huntsman Holdings. Accordingly, there are currently outstanding $36.8 million in principal amount of our Senior Notes. We have reinstated our outstanding Senior Notes by delivering to HSBC Bank USA, the trustee of the Senior Notes, payment in full of outstanding interest due of approximately $4.7 million on the Senior Notes (comprised of the December 1, 2001 and June 1, 2002 interest payments plus the default interest on such overdue payments through October 22, 2002, the special payment date established for payment of this interest). The special record date established for payment of such amounts was October 15, 2002. Huntsman Company also reinstated its outstanding subordinated notes (the "HC Notes"), totaling approximately $59 million in principal amount, by paying approximately $5.4 million of interest that had accrued on the HC Notes to be reinstated since January 2002. For more information, see "—Liquidity and Capital Resources—Debt" and "—Financial Restructuring" below.

Restructuring of Huntsman Company and the Company

        On September 30, 2002, Huntsman Company and our Company completed debt for equity exchanges (the "Restructuring") pursuant to an Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002. Huntsman Company obtained the required consent of all its bank lenders to complete the Restructuring on an out-of-court basis. The Restructuring involved the following:

  •
  Equity Interest in Huntsman Holdings

  •
  Members of the Huntsman family who owned, directly or indirectly, equity interests in Huntsman Company and any of its subsidiaries, together with certain affiliated entities that owned such equity interests (collectively, the "Huntsman Family"), contributed all their equity interests in Huntsman Company and its subsidiaries, along with their rights to acquire minority interests in certain Australian subsidiaries, to a newly established holding company ("Huntsman Holdings"), in exchange for equity interests in Huntsman Holdings. Huntsman Holdings now indirectly owns all the equity of Huntsman Company and certain debt securities of Huntsman International Holdings LLC. The Huntsman Family continues to have operational and board control of Huntsman Company, our Company and Huntsman International Holdings.

  •
  GOP and CPH exchanged, in the aggregate, approximately $763 million principal and accrued interest of the Senior Notes and the HC Notes for equity interests in Huntsman Holdings.

  •
  Senior Notes and HC Notes

  •
  As noted above, we have reinstated the $36.8 million in outstanding principal amount of the Senior Notes and Huntsman Company has reinstated approximately $59 million in outstanding principal amount of the HC Notes.

  •
  Pursuant to previously adopted amendments to the indentures governing the Senior Notes and the HC Notes, which became effective upon completion of the Restructuring, most of the restrictive covenants in these indentures have been eliminated.

  •
  Huntsman Company's Bank Credit Agreements.  Huntsman Company and its bank lenders entered into new and amended credit agreements as follows:

  •
  A new $275 million revolving credit facility maturing in 2006 that is secured by a first lien on substantially all of Huntsman Company's assets and those of its domestic restricted subsidiaries, including our Company. The revolving credit agreement replaces Huntsman Company's prior $150 million supplemental accounts receivable agreement, is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes.

  •
  A term loan agreement providing facilities of $938 million and $450 million maturing in 2007 which are secured by a second lien on substantially the same assets which secure the revolving credit agreement.

        As a result of the Restructuring, Huntsman Company has eliminated approximately $763 million of consolidated debt claims, including approximately $161 million of debt claims on the Senior Notes, and has reduced consolidated annual interest expense on such consolidated debt claims by approximately $63 million, including approximately $16 million of annual interest expense with respect to the Senior Notes.

Withdrawal of Senior Notes from Listing and Registration on the NYSE

        At present, the Senior Notes are listed for trading on the New York Stock Exchange (the "NYSE"). Because most of the trading in the Senior Notes occurs in over-the-counter markets, on November 6, 2002, we filed an application with the Securities and Exchange Commission and the NYSE to withdraw the Senior Notes from listing and registration on the NYSE. We expect the Senior Notes to be delisted effective in early December, 2002. Thereafter, trading in the Senior Notes will no longer occur on the NYSE, but trading will continue in the over-the-counter bond markets.

Restructuring Costs and Impairment Charges

        We incurred restructuring costs and impairment charges of $525.4 million during the second, third and fourth quarters of 2001. The restructuring costs were recorded in two phases.

  •
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

  •
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

        Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," companies must review the carrying amount of long-lived assets and certain intangibles, including related goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable.

        We recorded an asset impairment charge of $385.4 million in the fourth quarter of 2001 related to our property, plant and equipment. During 2001, we experienced significant declines in sales prices and operating cash flow. The declining results were primarily due to lower sales prices, coupled with difficulty in passing on raw material and energy costs to customers. The lower sales prices were primarily due to decreased demand in industrial and consumer related applications, which resulted in increased competition and reduced operating rates. The lower operating rates had a significant effect on margins, and margins are not expected to improve until after 2003 unless industry-wide plant capacity declines. Additionally, opportunities for new applications of our products did not materialize at a rate necessary to offset the declining margins on current products. In early October 2001, as a result of the above factors and as part of our restructuring efforts, we performed a review of our remaining polyethylene, polypropylene and APAO businesses. During this time, Huntsman Company engaged a financial advisor and investment banker to assist it and its domestic subsidiaries, including the

Company, in identifying and exploring strategic alternatives, including developing out of court or court sanctioned financial restructuring plans. In February 2002, the financial advisor provided a valuation report to our management which indicated an impairment of our assets. As a result, in the fourth quarter of 2001, we assessed certain fixed assets for impairment as required under SFAS No. 121.

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

        During 2002, our management received additional information regarding remaining restructuring obligations. In light of this additional information, in the third quarter of 2002, management determined that it was appropriate to reduce the reserve balance by $5.4 million. This reduction is shown in the summary table below as part of the column titled "2002 Revision to Charge."

        A summary of the combined Phase I and II costs follows (dollars in thousands):

	2001 Total Charge	2002 Revision To Charge	Total Revised Restructuring Charge	Total Non-cash Charges	Total Cash Payments	Restructuring Liabilities September 30, 2002
Work force reduction	$11,038	$(3,055)	$7,983	$—	$7,983	$—
Styrene unit decommissioning/ demolition	2,601	895	3,496	—	1,064	2,432
Polypropylene Line 1 decommissioning	200	632	832	—	545	287
Non-cancelable lease costs	5,348	(3,223)	2,125	—	1,475	650
Property and equipment	463,038	—	463,038	463,038	—	—
Goodwill	33,788	—	33,788	33,788	—	—
Provision for unusable supply inventory	8,565	(635)	7,930	5,067	2,863	—
Other charges	823	—	823	—	823	—

Total restructuring costs	$525,401	$(5,386)	$520,015	$501,893	$14,753	$3,369

        Cash expenditures relating to workforce reductions and plant decommissioning are substantially completed. Cash outlays related to non-cancelable railcar leases will be completed by 2008. The Company estimates that it has realized pretax savings in operating expenses of approximately $34 million from its cost reduction efforts.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

  Revenues

        Our revenues decreased $8.8 million, or 8%, to $101.7 million for the third quarter of 2002 from $110.5 million for the same period in 2001. The major factors contributing to the decrease in revenues were the permanent closure of our styrene plant, the closure of polypropylene Line 1, and reduced sales in olefins due to lower pricing and lower by-product sales. These decreases were partially offset by higher revenues in the polyethylene and APAO businesses due mainly to improved volumes as customers rebuilt inventories. The styrene plant closure resulted in a reduction of sales of $5.4 million. Polypropylene sales revenue decreased as a result of the closure of Line 1 in May 2002.

  Gross Profit (Loss)

        Our gross profit increased $26.5 million to profit of $5.8 million for the third quarter of 2002 from a loss of $20.7 million in the third quarter of 2001. The increase in gross profit was mainly due to the decrease in raw material and energy prices attributable to lower natural gas prices, as well as reduced indirect fixed costs, and increasing selling prices for polyethylene products. The indirect fixed cost savings are the direct result of our program to reduce fixed costs through job eliminations and job consolidations. Olefins and other gross profit increased $9.0 million and polyethylene gross profit increased $15.2 million, in part because raw material and energy costs improvements outpaced the decreases in our selling prices. Polypropylene gross profit increased $1.0 million due to reduced manufacturing and raw material costs. In addition, the permanent closure of our FPO facility resulted in a gross profit improvement of $1.4 million as compared to the 2001 period because we eliminated losses in our FPO business.

  Selling, General and Administrative

        Our selling, general and administrative expenses were stable for the three months ended September 30, 2002 as compared to the same period in 2001, increasing $0.5 million, or less than 1%, to $5.9 million from $5.4 million.

  Interest Expense, Net

        Interest expense, net in the three months ended September 30, 2002 decreased $2.3 million to $10.8 million from $13.1 million in third quarter 2001 as a result of reductions in market interest rates, partially offset by an increase in average outstanding balances on affiliate debt and accrued interest on the unpaid interest on the Senior Notes. The average amount of debt outstanding and the average interest rate for the Senior Notes, the affiliate capital lease and the intercompany borrowing for third quarter 2002 and 2001 were as follows:

	Senior Notes(1)	Affiliate Capital Lease(2)	Intercompany Borrowing(2)
Three Months Ended September 30, 2002
Average Amount of Debt	$174.9	$70.5	$286.9
Average Interest Rate	11.75%	5.50%	5.50%
Three Months Ended September 30, 2001
Average Amount of Debt	$174.9	$66.4	$283.3
Average Interest Rate	11.75%	9.17%	9.67%

(1)
On September 30, 2002, after the Restructuring, approximately $36.8 million in aggregate principal amount of Senior Notes remains outstanding.

(2)
On September 30, 2002, the Company satisfied its capital lease obligation through borrowings under the Intercompany Loan Agreement.

  Income Tax Benefit

        Our income tax benefit decreased $44.0 million for the three months ended September 30, 2002 from the same period in 2001. The effective income tax benefit rate in 2001 was 29.4% and differed from the statutory rate due to the non-deductibility of the write down of goodwill. In 2002, the effective income tax benefit rate is 0.0% due to the net operating loss valuation allowance.

  Net Loss

        The Company's net loss decreased $100.0 million to $5.5 million for the third quarter of 2002 from $105.5 million for the same period in 2001. The decreased net loss is primarily due to the reasons stated above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

  Revenues

        Our revenues decreased $58.9 million, or 16%, to $321.7 million for the nine months ended September 30, 2002 from $380.6 million for the same period in 2001, primarily due to the permanent closure of our styrene plant and a decrease in sales prices and volumes in by-products. Our styrene plant closure resulted in a reduction of sales of $37.0 million. Olefins sales revenue decreased $26.9 million to $57.9 million, due primarily to lower ethylene production and lower by-product sales resulting from a change in feedstock mix. Polypropylene sales revenue increased $2.7 million to $55.8 million due to improved pricing and increased volumes. The additional sales were due to improved customer demand caused by pre-buying as a result of the closure of Line 1 effective May 25, 2002.

  Gross Profit (Loss)

        Our gross profit increased $89.8 million to profit of $26.2 million for the nine months ended September 30, 2002 from a loss of $63.6 million in the same period in 2001. The increase in gross profit was mainly due to the decrease in raw material and energy prices attributable to lower natural gas prices, and reduced indirect fixed costs outpacing the drop in our selling prices. The indirect fixed cost savings are the direct result of our program to reduce fixed costs through job eliminations and consolidations. Olefins gross profit increased $25.9 million and polyethylene gross profit increased $30.1 million, in part because raw materials and energy costs improved more than our selling prices declined. Polypropylene gross profit increased $16.2 million due to pre-buying as a result of our Line 1 closure and lower raw material and manufacturing costs. Gross profit increased $12.5 million due to the permanent closure of the styrene and FPO units. APAO gross profit increased $1.4 million due primarily to lower raw material costs and product mix.

  Selling, General and Administrative

        Our selling, general and administrative expenses decreased $4.2 million to $15.4 million for the nine months ended September 30, 2002 from $19.6 million for the same period in 2001. The decrease in selling, general and administrative expenses was mainly due to reduced costs resulting from our cost reduction efforts described in "—Restructuring Costs and Impairment Charges" above.

  Interest Expense, Net

        Interest expense, net in the nine months ended September 30, 2002 decreased $4.3 million to $32.4 million from $36.7 million in the nine months ended September 30, 2001 as a result of reductions in market interest rates, partially offset by an increase in average outstanding balances on affiliate debt and accrued interest on the unpaid interest on the Senior Notes. The average amount of debt outstanding and the average interest rate for the Senior Notes, the affiliate capital lease and the intercompany borrowing for the nine months ended September 30, 2002 and 2001 were as follows:

	Senior Notes(1)	Affiliate Capital Lease(2)	Intercompany Borrowing(2)
Nine Months Ended September 30, 2002
Average Amount of Debt	$174.9	$69.5	$284.9
Average Interest Rate	11.75%	5.50%	5.50%
Nine Months Ended September 30, 2001
Average Amount of Debt	$174.9	$65.4	$263.2
Average Interest Rate	11.75%	8.75%	9.25%

(1)
On September 30, 2002, after the Restructuring, approximately $36.8 million in aggregate principal amount of Senior Notes remains outstanding.

(2)
On September 30, 2002, the Company satisfied its capital lease obligation through borrowings under the Intercompany Loan Agreement.

  Income Tax Benefit

        Our income tax benefit decreased $85.4 million for the nine months ended September 30, 2002 from the same period in 2001. The effective income tax benefit rate in 2001 was 32.8% and differed from the statutory rate due to the non-deductibility of the write down of goodwill. In 2002, the effective income tax benefit rate is 0.0% due to the net operating loss valuation allowance.

  Net Loss

        The Company's net loss decreased $158.7 million to $16.1 million for the nine months ended September 30, 2002 from $174.8 million for the same period in 2001. The decreased net loss is a result of the reasons stated above.

Liquidity and Capital Resources

Cash

        Net cash used in operating activities in the nine months ended September 30, 2002 was $5.6 million, as compared to $71.9 million in the same period in 2001. This $66.3 million change is primarily attributable to a $89.8 million improvement in gross profit over the same period in 2001, as explained above, partially offset by a corresponding decrease in the Company's income tax benefit for the same period. Depreciation was also lower in 2002 as compared to the same period in 2001 due to the impairment charge taken on fixed assets at the end of 2001.

        Operating working capital decreased $10.5 million in the nine months ended September 30, 2002 as compared to an increase of $17.6 million in the same period in 2001. The net decrease of $28.1 million is primarily the result of:

  •
  a $37.4 million net unfavorable change in receivables resulting from increasing sales in 2002 versus declining sales in 2001;

  •
  a net unfavorable change in inventories of $12.3 million due to a less dramatic decline in raw material costs during 2002 as compared to 2001;

  •
  a net favorable change in accounts payable of $33.8 million due to a less dramatic decline in raw material and energy costs in 2002 versus 2001;

  •
  a net unfavorable change in other current assets of $6.9 million due to a greater increase in prepaid insurance costs and utility deposits in the 2002 period versus the 2001 period; and

  •
  a net unfavorable change in other current liabilities of $8.1 million due to cash used in the payment of interest on Senior Notes in the 2002 period versus an increase in accrued interest during the 2001 period.

        In the past, our sales of polyethylene, polypropylene and APAO have been made to Huntsman Company. These products have been sold at market prices with payment terms of net 30 days from the end of the month. We expect that during the fourth quarter of 2002, we will terminate this arrangement with Huntsman Company and sell directly to customers. We expect that this change will have a net unfavorable effect on cash because we expect that it will increase our payment terms from approximately 30 days to an average of more than 45 days for such receivables.

        Net cash used in investing activities for the nine months ended September 30, 2002 was $5.7 million, as compared to $8.0 million used in the same period in 2001. This decrease was attributable to a decrease in the Company's capital expenditures.

        Net cash provided by financing activities for the nine months ended September 30, 2002 was $11.3 million, as compared to $79.9 million provided by financing activities in the same period in 2001. The net change of $68.6 million is primarily attributable to our improved operating performance as described above.

Debt

        As of September 30, 2002, we had borrowings of $364.3 million under the Intercompany Loan Agreement that we maintain with HGHFC and $36.8 million under our Senior Notes. As of September 30, 2002, we fully repaid our obligations, totaling $71.0 million, under our capital lease with Huntsman Company from borrowings under the Intercompany Loan Agreement.

        Intercompany Loan Agreement.    The intercompany loans accrue interest at the prime rate (4.75% at September 30, 2002) plus a margin of 0.75% and are payable upon demand. The Intercompany Loan Agreement is our principal source of financing. Prior to the Restructuring, Huntsman Company was limited in its ability to make investments in, or loans to, our Company because of restrictions in Huntsman Company's forbearance arrangements with its bank lenders. Accordingly, prior to September 30, 2002, we were significantly limited in our ability to obtain financing under the Intercompany Loan Agreement. However, these restrictions were not carried forward in Huntsman Company's bank credit facilities after the Restructuring. As a result, we currently are able to borrow under the Intercompany Loan Agreement.

        Senior Notes.    We did not make the December 1, 2001 and June 1, 2002 interest payments due on our Senior Notes. Huntsman Company did not make the January 1 and July 1, 2002 interest payments on the HC Notes. The failure to make these interest payments within 30 days of the respective due dates constituted an event of default under the Senior Notes and the HC Notes. We have reinstated our outstanding Senior Notes, totaling $36.8 million in principal amount, by delivering to the trustee of the Senior Notes, payment in full of outstanding interest due of approximately $4.7 million on the Senior Notes (comprised of the December 1, 2001 and June 1, 2002 interest payments plus the default interest on such overdue payments through October 22, 2002, the special payment date established for payment of this interest). The special record date established for payment of such amounts was

October 15, 2002. Huntsman Company also reinstated its outstanding HC Notes, totaling approximately $59 million in principal amount, by paying approximately $5.4 million of interest that had accrued on the HC Notes to be reinstated since January 2002.

        Pursuant to previously adopted amendments to the indentures governing the Senior Notes and the HC Notes, which became effective upon completion of the Restructuring, most of the restrictive covenants in these indentures have been eliminated. The elimination of these covenants permits, among other things, our Company to guarantee Huntsman Company's bank debt on a full senior secured basis, and to pledge our assets to secure Huntsman Company's bank debt, without the senior secured debt limitations and lien limitations formerly contained in the Indenture.

        Capital Lease.    On March 8, 1997, we entered into a Capital Lease Agreement with the Estherwood Corporation to finance the construction of our flexible polyolefins ("FPO") facility at Odessa, Texas. On August 27, 1997, the Capital Lease Agreement was amended and Estherwood Corporation assigned all its rights under the agreement to HGHFC. On December 12, 2001, HGHFC assigned all of its rights under the Capital Lease Agreement to Huntsman Company.

        On September 30, 2002, the maturity date of the Capital Lease Agreement, we repaid the lease amount plus accrued interest, totaling $71.0 million, to Huntsman Company. We satisfied this obligation through borrowings under the Intercompany Loan Agreement. Also on the maturity date of the Capital Lease Agreement, we exercised our option to purchase the FPO facility from Huntsman Company for $1.

        Collateralization of Huntsman Company Debt.    As of September 30, 2002, Huntsman Company had borrowings of approximately $1.44 billion outstanding under its bank credit facilities. As collateral for its obligations under its bank credit facilities, Huntsman Company has pledged its 100% ownership interest in our Parent, and our Parent has pledged its 100% ownership interest in our Company. In addition, we and our Parent are guarantors of Huntsman Company's obligations under its bank credit facilities. We have granted security interests and liens on substantially all our assets to secure our obligations under our guaranty to Huntsman Company's bank lenders. The Intercompany Loan Agreement is also secured by a lien on substantially all of our assets.

        No Credit Support from Huntsman International.    Huntsman International Holdings LLC ("Huntsman International Holdings") and Huntsman International LLC ("Huntsman International") have not guaranteed or provided any other credit support to the obligations of Huntsman Company under its credit facilities or under the HC Notes. Neither events of default under Huntsman Company's credit facilities or the HC Notes nor the exercise of any remedy by the lenders thereunder will cause any cross-defaults or cross-accelerations under the outstanding high-yield notes of Huntsman International Holdings or Huntsman International or the senior secured credit facilities of Huntsman International, except insofar as foreclosure on the stock of Huntsman Specialty Chemicals Holdings Corporation ("HSCHC"), pledged to secure the obligations of Huntsman Company under its credit facilities, would constitute a "change in control" under the senior secured credit facilities of Huntsman International and would give certain put rights to the holders of the high-yield notes of Huntsman International Holdings and Huntsman International.

Financial Restructuring

        On September 30, 2002, Huntsman Company and our Company completed debt for equity exchanges (the "Restructuring") pursuant to an Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002. Huntsman Company obtained the required consent of all its bank lenders to complete the Restructuring on an out-of-court basis. The Restructuring involved the following:

  •
  Equity Interest in Huntsman Holdings

    •
    Members of the Huntsman family who owned, directly or indirectly, equity interests in Huntsman Company and any of its subsidiaries, together with certain affiliated entities that owned such equity interests (collectively, the "Huntsman Family"), contributed all their equity interests in Huntsman Company and its subsidiaries, along with their rights to acquire minority interests in certain Australian subsidiaries, to a newly established holding company ("Huntsman Holdings"), in exchange for equity interests in Huntsman Holdings. Huntsman Holdings now indirectly owns all the equity of Huntsman Company and certain debt securities of Huntsman International Holdings LLC. The Huntsman Family continues to have operational and board control of Huntsman Company, our Company and Huntsman International Holdings.

    •
    GOP and CPH exchanged, in the aggregate, approximately $763 million principal and accrued interest of the Senior Notes and the HC Notes for equity interests in Huntsman Holdings.

  •
  Senior Notes and HC Notes

  •
  As noted above, we have reinstated the $36.8 million in outstanding principal amount of the Senior Notes and Huntsman Company has reinstated approximately $59 million in outstanding principal amount of the HC Notes.

  •
  Pursuant to previously adopted amendments to the indentures governing the Senior Notes and the HC Notes, which became effective upon completion of the Restructuring, most of the restrictive covenants in these indentures have been eliminated.

  •
  Huntsman Company's Bank Credit Agreements.  Huntsman Company and its bank lenders entered into new and amended credit agreements as follows:

  •
  A new $275 million revolving credit facility maturing in 2006 that is secured by a first lien on substantially all of Huntsman Company's assets and those of its domestic restricted subsidiaries, including our Company. The revolving credit agreement replaces Huntsman Company's prior $150 million supplemental accounts receivable agreement, is subject to a borrowing base of accounts receivable and inventory and is available for general corporate purposes.

  •
  A term loan agreement providing facilities of $938 million and $450 million maturing in 2007 which are secured by a second lien on substantially the same assets which secure the revolving credit agreement.

        As a result of the Restructuring, Huntsman Company has eliminated approximately $763 million of consolidated debt claims and has reduced annual interest expense on such debt claims by approximately $63 million.

Delaware Chancery Court Proceeding

        In connection with the Restructuring, the shareholders of Huntsman Company formed a Delaware corporation ("Equity Holdings") to hold all the outstanding stock of Huntsman Corporation (prior to its conversion under Utah law into a limited liability company). Equity Holdings then guaranteed the HC Notes held by GOP and CPH. Thereafter, Equity Holdings commenced a proceeding in the Delaware Court of Chancery under Section 102(b)(2) of the Delaware General Corporation Law. This action sought the court's sanction of Equity Holdings' compromise of its guarantee obligations in the manner contemplated by certain agreements among Huntsman Company, GOP and CPH. On September 23, 2002, the court granted Equity Holdings' application. These actions in the Delaware Court of Chancery will not affect Huntsman Company's obligations to its creditors, other than GOP and CPH.

Liquidity

        We currently expect that cash generated by our business together with borrowings under the Intercompany Loan Agreement will provide us with sufficient liquidity to allow us to fund our operations, make capital expenditures and service our debt obligations in the ordinary course of business.

Capital Expenditures

        Capital expenditures for the nine months ended September 30, 2002 were $5.7 million, as compared to $8.6 million for the nine months ended September 30, 2001. We expect to spend approximately $8 million to $10 million during 2002 on capital projects.

Environmental and Health Matters

  General

        Our capital expenditures relating to environmental matters for the nine months ended September 30, 2002 and 2001 were approximately $1.6 and $2.4 million, respectively. Capital costs relating to environmental matters in 2002 are expected to total approximately $2.9 million. Generally, we expect to incur between $1.5 million and $6.0 million annually in capital spending to address the requirements of environmental laws. Capital expenditures relating to environmental matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation of specific standards which impose requirements on our operations. As a result, capital expenditures beyond those currently anticipated may be required under applicable environmental laws.

        The operation of chemical manufacturing plants, the distribution of chemical products and the related production of by-products and wastes, entail risk of adverse environmental effects. We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject continually to environmental inspections and monitoring by governmental enforcement authorities. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations arising under any environmental laws. In addition, our production facilities require operating permits that are subject to renewal, modification and, in some circumstances, revocation. Violations of permit requirements can also result in restrictions or prohibitions on our plant operations, substantial fines and civil or criminal sanctions. Our operations involve the generation, handling, transportation, use and disposal of numerous hazardous substances. Changes in regulations regarding the generation, handling, transportation, use and disposal of hazardous substances could inhibit or interrupt operations and have a material adverse effect on our business. From time to time, these operations may result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a significant incident, we could incur material costs to address and remediate the incident. In addition, following any such incident, we may incur higher costs to implement measures to prevent future incidents. Given the nature of our business, there can be no assurance that violations of environmental laws will not result in restrictions imposed on our operating activities, substantial fines, penalties, damages or other costs. In addition, potentially significant expenditures could be necessary in order to comply with existing or future environmental laws.

        We have established financial reserves relating to environmental restoration and remediation programs, which we believe, are sufficient for known requirements. Liabilities are recorded when site restoration and environmental remediation and clean-up obligations are either known or considered probable and can be reasonably estimated. These liabilities are based upon all available facts, existing technology, past experience, and cost-sharing arrangements (as to which, we consider the viability of other parties). A total of $6.8 million has been accrued related to environmental matters as of September 30, 2002. We do not anticipate that any future costs, in excess of those that have been accrued, will be material to our results of operations or financial position as a result of compliance with current environmental laws and regulations.

        We carry pollution legal liability insurance to address many potential environmental liabilities from our operations. Such coverage is subject to customary terms, limits, exclusions and deductibles. We also carry pollution legal liability and closure and post-closure insurance on certain facilities at our Odessa, Texas facility, which are regulated by the Texas Commission on Environmental Quality (the "TCEQ," formerly named the Texas Natural Resource Conservation Commission or TNRCC). This insurance satisfies the requirements of the TCEQ governing the operation of these facilities.

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

        By letter dated January 28, 1999, the TCEQ notified us of allegations that our olefins plant may have violated its air permit by emitting visible smoke from its process/emergency flare in late December 1998 and early January 1999. During that period, the olefins plant was in the midst of start up after extensive construction. As required by Texas law, we had given prior notice to the TCEQ of the start up and that excess emissions might result. The TCEQ investigated this matter after receiving numerous complaints from residents of a subdivision near the Odessa facility. In addition, since January 1999, our Odessa facility experienced upsets on several occasions that led to flaring or excess emissions which the TCEQ claims were in violation of state law. The TCEQ sought penalties for all alleged violations. On January 30, 2002, the claims asserted by the TCEQ were settled in an agreed order. In the order, we denied any liability, but agreed to a $140,000 penalty, $70,000 of which was paid to the State and $70,000 of which was paid to the City of Odessa to fund a supplemental environmental project.

        As a result of the start-up flaring during late December 1998 and early January 1999, certain complaining citizens hired counsel to consider bringing legal action to recover damages alleged to have been caused by that flaring. Five such actions have been filed. Four of the filed cases, involving over 4,200 plaintiffs, have been settled. Many of those plaintiffs have now filed an action against certain of our contractors and design engineers, one of whom has sought indemnity against us. The only other remaining filed case involves a total of approximately 187 claimants. Although our counsel believes that we have strong defenses to the remaining suits, it is too early to predict the outcome of such litigation.

        As a result of a third-party environmental audit of our Odessa operations starting in November 2000, we voluntarily disclosed to the United States Environmental Protection Agency ("EPA") and the TCEQ certain potential violations of environmental law. EPA and the TCEQ have evaluated those disclosures to determine whether the disclosures qualify for penalty mitigation under federal policy and state law. TCEQ has indicated to us that it has closed its file on the disclosures without imposing a penalty. We have not heard finally from the EPA, although we do not anticipate that EPA will seek to impose a significant penalty.

        As a result of an inspection of the Odessa facility in April 1997 and follow-up information requests from EPA, an enforcement action alleging Clean Air Act violations has been threatened by the United States Department of Justice. A tentative settlement involving civil penalties in the amount of $475,000 for this case has been tentatively reached subject to final review by us and the negotiation of final settlement language acceptable to all parties.

        We have been named as a "premises defendant" in a number of asbestos exposure lawsuits. These suits often involve multiple plaintiffs and multiple defendants, and, generally, the complaint in the action does not indicate which plaintiffs are making claims against a specific defendant, where the alleged injuries were incurred or what injuries each plaintiff claims. These facts must be learned through discovery. We currently have eighteen asbestos exposure cases pending against us. Among all the plaintiffs in those cases, 65 have, through the discovery process, claimed exposure to asbestos at our facilities. Among the cases currently filed, we are aware of two claims of mesothelioma, one claim of colon cancer and one claim of melanoma. The rest of the claims that we are aware of are for asbestosis. We do not have sufficient information at the present time to estimate any liability in these cases. Although we cannot provide specific assurances, based on our understanding of similar cases, our management believes that our ultimate liability in these eighteen cases will not be material to our financial position or results of operations.

Changes in Financial Condition

Selected Cash Flow Information (in thousands)	September 30, 2002	December 31, 2001	Difference
Cash and cash equivalents	$—	$—	$—
Accounts and notes receivable, net	5,413	7,778	(2,365)
Accounts and advances receivable-Affiliates	30,915	25,572	5,343
Inventories	48,242	53,089	(4,847)
Other current assets	10,754	3,822	6,932
Deferred income taxes	9,117	8,845	272

Total current assets	104,441	99,106	$5,335
Accounts payable	$28,109	$36,740	$(8,631)
Accounts payable—Affiliates	5,717	7,652	(1,935)
Accrued liabilities	14,266	36,198	(21,932)
Current portion of long-term debt	—	174,882	(174,882)
Advance from affiliate	—	6,070	(6,070)
Current portion of long-term debt-Affiliate	—	346,990	(346,990)

Total current liabilities	48,092	608,532	$(560,440)
Working capital	$56,349	$(509,426)	$565,775
Affiliate borrowings	$364,340	$—	$354,340
Other—11 3/4% Senior Notes due 2004	36,802	—	36,802

Total long-term debt	$401,142	$—	$401,142

        At September 30, 2002, our net working capital position was a positive $56.3 million, as compared to a negative $509.4 million at December 31, 2001, resulting in an increase of $565.8 million. The $565.8 million increase is primarily the result of our financial restructuring, which is discussed in "—Liquidity and Capital Resources—Financial Restructuring" above. This restructuring enabled us to reclassify our long-term debt, which was classified as current at December 31, 2001, back to long-term, improving our net working capital position.

        We generally maintain a daily cash balance of approximately zero because of our participation in a consolidated Huntsman Company cash management system wherein Huntsman Company's domestic subsidiaries' daily cash surpluses and deficits are generally swept to Huntsman Company.

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

  •
  Our financial condition, and the financial condition of Huntsman Company, create a number of serious risks and uncertainties for our business.

  •
  The markets for our products are cyclical, and, currently, several of our markets are experiencing periods of oversupply, causing depressed pricing for our products in these markets.

  •
  The prices for a large portion of our raw materials are similarly cyclical, and we may not be able to pass on increases in the cost of raw materials to our customers.

  •
  The industries in which we operate are highly competitive.

  •
  We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the use or cleanup of hazardous substances and wastes.

  •
  Terrorist attacks, such as the attacks in New York and Washington, D.C., on September 11, 2001, and other attacks or acts of war may adversely affect the markets in which we operate, our operations and our profitability.

  •
  We also face a number of other uncertainties, including:

  •
  changes in economic conditions,

  •
  inability to obtain new customers or retain existing ones,

  •
  changes in product mix and utilization of production facilities,

  •
  significant changes in our relationship with our employees and the adverse effects of labor disputes or grievances, should they occur,

  •
  unavailability of, and substantial delays in, transportation of raw materials and products,

  •
  significant changes in tax rates or policies or in rates of inflation or interest,

  •
  changes in management or control of the Company, and

  •
  changes in accounting principles and/or the application of such principles to the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has interest and market risk with respect to certain intercompany debt, which bears interest at floating rates. The Company's remaining Senior Notes bear interest at fixed rates. The following table summarizes the Company's fixed and variable rate debt obligations by contractual maturity date as of September 30, 2002.

Debt (Dollars in Thousands)	2004	Thereafter	Total	Fair Value
Fixed Rate	36,802	—	36,802	22,081
Average interest rate	11.75%	—	11.75%	—
Variable Rate	—	364,340	364,340	364,340
Average interest rate (Prime rate plus 0.75%)	—	5.50%	5.50%	—

        The Company's exposure to foreign currency market risk is immaterial because sales prices for the Company's products are typically denominated in U.S. dollars.

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

Item 4. Controls and Procedures

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On June 14, 2002, GOP, which at that time held 78.9% of the outstanding Senior Notes, consented to, and our Company and HSBC Bank USA, as trustee, entered into, an Amended and Restated Indenture. Upon completion of the Restructuring on September 30, 2002, the Amended and Restated Indenture eliminated substantially all the restrictive covenants set forth in the Indenture governing the Senior Notes.

Item 3. Defaults Upon Senior Securities

        In the fourth quarter of 2001, we did not make the December 1, 2001 interest payment due on our Senior Notes. During the second quarter of 2002, we did not make the June 1, 2002 interest payment due on our Senior Notes. Our failure to make these scheduled interest payments within 30 days of the due date constituted an event of default under the Senior Notes. However, we reinstated our outstanding Senior Notes by delivering to the trustee of the Senior Notes, payment in full of outstanding interest due of approximately $4.7 million on the Senior Notes (comprised of the December 1, 2001 and June 1, 2002 interest payments plus the default interest on such overdue payments through October 22, 2002, the special payment date established for payment of this interest). The special record date established for payment of such amounts was October 15, 2002. For more information, see "Item 2—Managements' Discussion and Analysis—Liquidity and Capital Resources—Debt" and "—Financial Restructuring." As of the date of this report, there is no interest in arrears on the Senior Notes. The total outstanding principal amount of the Senior Notes is $36.8 million.

Item 6. Exhibits and Reports On Form 8-K

        (a)  Exhibits

4.1	Amended and Restated Indenture, dated as of June 14, 2002, between Huntsman Polymers Corporation (formerly Rexene Corporation) and HSBC Bank USA (successor to Bank One, Texas, N.A.), as trustee (filed as Exhibit 10.1 to Huntsman Polymers Corporation's Current Report on Form 8-K on June 17, 2002 and incorporated herein by reference).
10.1
Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002, by and among Huntsman Company LLC, Huntsman Polymers Corporation, MatlinPatterson Global Opportunities Partners L.P., Huntsman Family Holdings II Company LLC, HMP Equity Holdings Corporation, Jon M. Huntsman, Consolidated Press (Finance) Ltd (ACN 001 557 035), Consolidated Press Holding Limited (ACN 008 394 509), and the individual investors named therein.
10.2
First Amendment to the Amended and Restated Debt Exchange Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC, Huntsman Polymers Corporation, HMP Equity Holdings Corporation, Huntsman Family Holdings II Company LLC, MatlinPatterson Global Opportunities Partners L.P., and Consolidated Press (Finance) Ltd (ACN 001 557 035).
10.3
Revolving Credit Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., Huntsman International Trading Corporation and the financial institutions party thereto.
10.4	Amended and Restated Credit Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC and the financial institutions party thereto.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

        (b)  Reports on Form 8-K:

        We filed a report on Form 8-K on July 2, 2002 to report that, on June 28, 2002, Huntsman Company LLC's (formerly known as Huntsman Corporation) bank lenders had agreed to extend the forbearance period under certain agreements relating to Huntsman Company's bank credit agreements until August 15, 2002.

        We filed a report on Form 8-K on October 21, 2002 to report that, on September 30, 2002, Huntsman Company and Huntsman Polymers Corporation completed debt for equity exchanges.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

HUNTSMAN POLYMERS CORPORATION
/s/ J. KIMO ESPLIN J. KIMO ESPLIN Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 13, 2002

CERTIFICATIONS

I, Peter R. Huntsman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Huntsman Polymers Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ PETER R. HUNTSMAN Peter R. Huntsman Chief Executive Officer

I, J. Kimo Esplin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Huntsman Polymers Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ J. KIMO ESPLIN J. Kimo Esplin Senior Vice President and Chief Financial Officer

Exhibit Index

4.1
Amended and Restated Indenture, dated as of June 14, 2002, between Huntsman Polymers Corporation (formerly Rexene Corporation) and HSBC Bank USA (successor to Bank One, Texas, N.A.), as trustee (filed as Exhibit 10.1 to Huntsman Polymers Corporation's Current Report on Form 8-K on June 17, 2002 and incorporated herein by reference).
10.1
Amended and Restated Debt Exchange Agreement, dated as of September 17, 2002, by and among Huntsman Company LLC, Huntsman Polymers Corporation, MatlinPatterson Global Opportunities Partners L.P., Huntsman Family Holdings II Company LLC, HMP Equity Holdings Corporation, Jon M. Huntsman, Consolidated Press (Finance) Ltd (ACN 001 557 035), Consolidated Press Holding Limited (ACN 008 394 509), and the individual investors named therein.
10.2
First Amendment to the Amended and Restated Debt Exchange Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC, Huntsman Polymers Corporation, HMP Equity Holdings Corporation, Huntsman Family Holdings II Company LLC, MatlinPatterson Global Opportunities Partners L.P., and Consolidated Press (Finance) Ltd (ACN 001 557 035).
10.3
Revolving Credit Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC, Huntsman Petrochemical Corporation, Huntsman Expandable Polymers Company, LC, Huntsman Polymers Corporation, Huntsman Fuels, L.P., Huntsman International Trading Corporation and the financial institutions party thereto.
10.4	Amended and Restated Credit Agreement, dated as of September 30, 2002, by and among Huntsman Company LLC and the financial institutions party thereto.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer